Form 10-Q
period 1994-01-29
SPARTECH CORP
filed 1994-03-09
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              Form 10-Q

(Mark One)


         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 29, 1994

                                   or

       _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 1-5911

                        SPARTECH CORPORATION
       (Exact name of registrant as specified in its charter)


          DELAWARE                                43-0761773
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


     7777 Bonhomme Avenue, Suite 1001, Clayton, Missouri, 63105
              (address of principal executive offices)

                           (314) 721-4242
        (Registrant's telephone number, including area code)


     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding as of January 29, 1994
Common Stock, $.75 par value
   per share                               8,000,797

                SPARTECH CORPORATION AND SUBSIDIARIES

                                INDEX

                          January 29, 1994





PART I.        FINANCIAL INFORMATION                         PAGE

               CONSOLIDATED CONDENSED BALANCE SHEET -
               January 29, 1994 and October 30, 1993           3

               CONSOLIDATED CONDENSED STATEMENT OF
               OPERATIONS - for the thirteen weeks ended
               January 29, 1994 and January 30, 1993           4

               CONSOLIDATED CONDENSED STATEMENT OF
               CASH FLOWS - for the thirteen weeks ended
               January 29, 1994 and January 30, 1993           5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                      6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11


PART II.       OTHER INFORMATION                              13

               SIGNATURES                                     14

                SPARTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET
          (Dollars in thousands, except per share amounts)

                               ASSETS

                                        Jan. 29 1994      October 30
                                         (unaudited)          1993

Current Assets
  Cash                                  $   1,487         $   1,449
  Accounts and notes receivable, net       30,914            32,723
  Inventories                              22,632            20,677
  Prepayments and other                     2,194             1,369
     Total Current Assets                  57,227            56,218

Plant and Equipment, Net                   39,288            37,637

Goodwill                                   18,365            18,506

Other Assets                                1,506             1,833

                                        $ 116,386         $ 114,194


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt  $   4,000         $   3,000
  Accounts payable                         21,938            21,944
  Accrued liabilities                       6,402             6,242
     Total Current Liabilities             32,340            31,186

Senior Long-Term Debt, Less Current
  Maturities                               24,820            26,283

9% Convertible Subordinated Debentures     10,134            10,134

Other Liabilities                             675               550

     Total Long-Term Liabilities           35,629            36,967

Shareholders' Equity
  6% Cumulative Convertible Preferred Stock,
    776,700 shares issued and outstanding
    ($50 per share liquidation value)         777               777
  Common stock, 8,326,296 shares issued     6,245             6,245
  Contributed capital                      73,926            73,258
Retained deficit                          (30,566)          (32,151)
  Treasury stock, at cost, 325,499 shares
    in 1994 and 453,059 shares in 1993     (1,965)           (2,088)

     Total Shareholders' Equity            48,417            46,041

                                        $ 116,386         $ 114,194

The accompanying notes are an integral part of this financial statement.
                SPARTECH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
   (Unaudited and dollars in thousands, except per share amounts)




                                            THIRTEEN WEEKS ENDED
                                           January 29,  January 30,
                                              1994         1993

Revenues                                    $ 49,158     $ 37,881

Costs and Expenses
  Cost of sales                               41,222       31,167
  Selling and administrative                   4,009        3,517
  Depreciation and amortization                  983          974
                                              46,214       35,658

Operating Earnings                             2,944        2,223

Interest                                         671          817

Earnings Before Income Taxes                   2,273        1,406
Provision for Income Taxes
  Federal                                          -            -
  State                                          170          130

Net Earnings                                   2,103        1,276

Preferred Stock Accretion                        518          489

Net Earnings Applicable
  to Common Shares                          $  1,585     $    787


Net Earnings Per Common Share:
  Primary                                   $    .17     $    .10

  Fully diluted                             $    .09     $    .06






The accompanying notes are an integral part of this financial statement.

                SPARTECH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                (Unaudited and dollars in thousands)




                                                THIRTEEN WEEKS ENDED

                                             January 29   January 30
                                                1994         1993


CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                                $  2,103     $  1,276
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                983          974
      Change in current assets and liabilities    (817)       3,552
  Other, net                                       452         (523)
       Net cash provided by operating
       activities                                2,721        5,279

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                          (2,496)        (681)
  Retirement of assets, net                          3            -
  Business acquisition:
    Equipment and intangibles                        -       (1,009)
       Net cash used for investing activities   (2,493)      (1,690)

CASH FLOW FROM FINANCING ACTIVITIES
  Current debt, net                                  -           (5)
  Senior long-term debt, net                      (463)      (3,307)
  Stock options exercised                          273            -
      Net cash used for financing activities      (190)      (3,312)

INCREASE IN CASH                                    38          277

CASH AT BEGINNING OF PERIOD                      1,449        1,175

CASH AT END OF PERIOD                         $  1,487     $  1,452



The accompanying notes are an integral part of this financial statement.

                SPARTECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   (Unaudited and dollars in thousands, except per share amounts)



NOTE A - Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note dis-closures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 30, 1993 Annual Report on Form 10-K.

     The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized and billings are rendered as the product is shipped to the customer.

     Operating results for the thirteen weeks ended January 29, 1994 and January 30, 1993 are seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at January 29, 1994 and October 30, 1993 are comprised of the following components:

                                  1994           1993

          Raw materials         $15,176        $14,518
          Finished goods          7,456          6,159

                                $22,632        $20,677

NOTE C - Income Taxes
     Effective October 31, 1993 (fiscal year 1994), the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

     The adoption of SFAS No. 109 resulted in no cumulative effect on operations and, accordingly, prior year consolidated financial state-ments were not restated.
                SPARTECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   (Unaudited and dollars in thousands, except per share amounts)

     Under the provisions of SFAS No. 109, the Company recorded, as of October 31, 1993, net deferred income tax assets aggregating approximately $4,000, which represented the tax benefits of the tax net operating loss and investment tax credit carryforwards offset by the net tax liabilities resulting from temporary differences in the tax bases of assets and liabilities versus their financial accounting bases. In addition, because of the uncertainty regarding the ability to utilize these future tax benefits, the Company recorded a valuation allowance at October 31, 1993, of approximately $4,000 in the amount of the net deferred income tax assets. Accordingly, there was no cumulative effect of this change in accounting.

NOTE D - Earnings Per Share

     Primary net earnings per common share are computed based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of stock options and warrants. Such average shares were:

            Period Ended                           Thirteen Weeks

           January 29, 1994                          9,314,000
           January 30, 1993                          9,281,000

     Fully diluted net earnings per common share assume conversion of securities when the earnings per share result is dilutive. Assumed conversions increased the weighted average number of common shares outstanding by 14,275,000 for the thirteen weeks ended January 29, 1994 and January 30, 1993, respectively.

     For the computation of primary net earnings per common share, net earnings have been increased for an after-tax interest expense reduction as computed under the modified treasury stock method. For the computation of fully diluted net earnings per common share, net earnings have been further increased for the elimination of preferred stock dividends resulting from the assumed conversion of preferred stock. Such net earnings increases were:

                                            Thirteen Weeks
            Period Ended                Primary    Fully Diluted

           January 29, 1994              $  70         $ 518
           January 30, 1993              $ 106         $ 489

                SPARTECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   (Unaudited and dollars in thousands, except per share amounts)

NOTE E - Interest and Income Tax Payments

     Cash paid for interest, net of amounts capitalized, and income taxes during the thirteen weeks ended January 29, 1994 and January 30, 1993 were as follows:

                                             1994         1993

          Interest                          $ 484       $ 591
          Income taxes                      $ 109       $  33


NOTE F - Shareholders' Equity

     The authorized capital stock of the Company consists of 35 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock.

     Preferred stock outstanding as of January 29, 1994 and October 30, 1993 consisted of the following series of 6% Cumulative Con-vertible Preferred Stock, which are convertible into the shares of common stock indicated and which carry the equivalent common share voting rights indicated prior to conversion:

Preferred       Number of          Common Stock    Equivalent Common
  Stock         Preferred Shares   Issuable Upon     Share Voting
 Series           Outstanding        Conversion          Rights

Series L        373,500            6,884,987       1,721,247
Series M        343,200            6,289,998       1,572,500
Series N         60,000            1,099,650         274,913

     These series of preferred stock were issued at an equivalent price of $50 per share as part of a debt-to-equity restructuring completed April 30, 1992. In total, the restructuring resulted in the exchange of $30,163 of the Company's subordinated debt for these issues of preferred stock and common stock.

     Dividends are payable on each series of preferred stock commencing April 30, 1995 at an annual rate of $3.00 per share; provided however, that in the event a cash dividend is not declared by the Company's Board of Directors, dividends shall be payable in shares of common stock based on a price of $5.00 per share of common stock. These series of preferred stock are not subject to mandatory redemption; however, they may be redeemed at the option of the Company for $50 per share from and after December 1, 1994 if certain conditions with respect to the market price of the Company's common stock have been met and, in any event, from and after December 1, 1999. The holders of these series of preferred stock are entitled to receive $50 per share, plus accrued but unpaid dividends, in the event of liquidation, dissolution or winding up of the Company.

                SPARTECH CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
   (Unaudited and dollars in thousands, except per share amounts)


     The dividend terms of each series of preferred stock provide that dividends will not begin accruing until April 30, 1995. Due to the absence of a dividend requirement on these series of preferred stock, a noncash charge for the accretion of the preferred stock has been recognized. Such charges were:

            Period Ended                           Thirteen Weeks

          January 29, 1994                             $ 518
          January 30, 1993                             $ 489

The charge results in no net change in shareholders' equity, as the same amount charged to retained earnings each quarter is added back to contributed capital.


NOTE G - Commitments and Contingencies

     On June 2, 1992, Mr. Lawrence M. Powers, former Director, Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders. In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992 voted in favor of as a Director) the Company should adjust his existing stock options, provide for the issuance of 167,744 additional shares of common stock to him and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13,000 plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and
(4) for attorney's fees and interest. In June, 1993, in responding to the Company's request for summary judgment, the Court ruled the Board of Director's decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish the Board was not acting independently and that it could not have acted app-ropriately. Discovery was allowed to continue in this litigation.
The Company believes Mr. Powers' litigation is without merit and is defending against it vigorously.

NOTE H - Subsequent Event

     On February 2, 1994, the Company completed the acquisition of certain assets of Product Components, Inc. ("ProCom"). The purchase included two rigid plastic sheet and rollstock manufacturing plants, located in Richmond, Indiana and Clare, Michigan, along with various other assets of ProCom. The purchase price for ProCom's net assets, exclusive of working capital purchased, totaled $8,000 of which $7,000 was paid in cash, subject to post-closing adjustments. To facilitate the funding of the purchase, the Company amended its credit arrangement with Chemical Bank by increasing the limit on its revolving credit loan from $30,000 to $38,000.

     The following summarizes unaudited pro forma consolidated results of operations for the thirteen weeks ended January 29, 1994 and January 30, 1993, respectively, assuming this acquisition had been consummated as of the beginning of each period. The results are not necessarily indicative of what would of occurred had this acquisition been consummated as of the beginning of each period presented or of future operations of the consolidated companies.

                                            PRO FORMA
                                         THIRTEEN WEEKS ENDED
                                 January 29, 1994   January 30, 1993
Revenues                              $55,658            $44,381

Earnings Before Income Taxes          $ 2,556            $ 1,689

Net Earnings                          $ 2,366            $ 1,539

Net Earnings Per Common Share:
     Primary                          $   .20            $   .13
     Fully diluted                    $   .10            $   .07

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Revenues for the thirteen weeks ended January 29, 1994 increased from the similar period in 1993, primarily the result of a sizable gain in pounds sold by the Company's rigid sheet & rollstock group. This group experienced sales volume increases in excess of 35% for the thirteen weeks ended January 29, 1994, over the similar period of 1993. The majority of the gains in sales volume were obtained from the home improvement, food packaging, and transportation markets.

     Operating earnings for the thirteen weeks ended January 29, 1994 also increased from the similar period in 1993. The gains in operating earnings were achieved through the increased sales volume levels discussed above, the sale of higher margin products, and increased production efficiencies. These gains in operating earnings were partially offset by Spartech Franklin's (a member of our merchant compounding group) lower operating earnings that resulted from higher than anticipated raw material costs due to the strong global demand for PVC.

     Interest expense for the thirteen weeks ended January 29, 1994 decreased from the similar period in 1993, reflecting the Company's ability to reduce senior debt during fiscal year 1993 and the first quarter of 1994, with the positive cash flow generated from operations.

Financial Condition

Operations

     Cash provided by operations for the thirteen weeks ended January 29, 1994 reflects the Company's increase in profitability, offset by an increase in the Company's working capital levels as a result of the additional sales volumes generated by the Company's business.

Investing Activities

     Capital expenditures for the thirteen weeks ended January 29, 1994 increased significantly as compared to the same period of 1993. This increase was the direct result of the installation of a new PET line at the Company's Mankato, Minnesota plant during late January, 1994. The new line was necessary to keep up with the strong demand for PET products.

     In addition, the Second Phase of our strategic plan at Spartech-Franklin Plastics began during the first quarter of 1994. This Phase, which includes the addition of a new compounding line, is anticipated to be completed by mid 1994. Once completed, the production capabilities at this operation will increase by more than 25%.

     Reference is made to Note H, Subsequent Event, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's February 2, 1994 acquisition of certain assets of Product Components, Inc.
     The Company has not incurred any significant capital expendituresin order to comply with the Clean Air Act Amendments of 1990. In addition, the Company does not anticipate such capital expenditures to be material in the future.

Financing Activities

     The Company amended its credit arrangement with Chemical Bank by increasing the limit on its revolving credit loan from $30,000 to $38,000 to facilitate the funding of the acquisition of certain assets of ProCom (discussed in the referenced note above). As of January 29, 1994, the Company's borrowings under its revolving credit loan were approximately $22,000. The Company anticipates that cash flow from operations and the additional borrowing capacity provided under the Company's amended senior credit facility will be adequate to provide necessary funds for the balance of fiscal year 1994.

                     PART II - OTHER INFORMATION

     Responses to Part II, Items 1, 2, 3, 4, and 5, are omitted because the requested information has been previously reported, the items are inapplicable or the answer is negative.



Item 6 (a).   Exhibits

              11 Statement re Computation of Per Share Earnings

Item 6 (b).   Reports on Form 8-K

              A report on Form 8-K, dated February 2, 1994, relating to the acquisition of certain assets of Product
              Components, Inc., was filed with the Securities and Exchange Commission on February 15, 1994.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SPARTECH CORPORATION
                                             (Registrant)




Date:    March 9, 1994        /s/      Bradley B. Buechler
                                       Bradley B. Buechler
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)





                              /s/      David B. Mueller
                                       David B. Mueller
                                       Vice President of Finance
                                       and Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                                                    EXHIBIT 11

                     SPARTECH CORPORATION AND SUBSIDIARIES
                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                   (In thousands, except per share amounts)




                                                            THIRTEEN
                                                           WEEKS ENDED
                                                     January 29, January 30,
                                                        1994        1993

NET EARNINGS
  Net Earnings                                         $  2,103  $  1,276
  Preferred stock dividend requirements                    (518)     (489)

  Add:  Interest savings, net of tax effect, on retirement
          of debt from the proceeds received from the
          exercise of options and warrants in excess of
          20% limitation                                     70       106

Primary net earnings applicable to common shares          1,655       893

  Add:  Preferred stock dividend elimination resulting
        from the assumed conversion of preferred stock      518       489
Fully diluted net earnings applicable to common shares $  2,173  $  1,382

WEIGHTED AVERAGE SHARES OUTSTANDING
  Weighted average common shares outstanding              7,906     7,738
  Add:  Shares issuable from assumed exercise of options
          and warrants in excess of 20% limitation        1,408     1,543

Primary weighted average shares outstanding               9,314     9,281
  Add:  Shares issuable from assumed conversion of       14,275    14,275
        preferred stock
Fully diluted weighted average shares outstanding        23,589    23,556

NET EARNINGS PER SHARE
  Primary                                              $    .17  $    .10

  Fully Diluted                                        $    .09  $    .06