Form 10-Q
period 1994-04-30
SPARTECH CORP
filed 1994-05-31
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                Form 10-Q

(Mark One)


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 30, 1994

                                   or

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


      7733 Forsyth Boulevard, Suite 1450, Clayton, Missouri, 63105
                (address of principal executive offices)

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding as of April 30, 1994

     Common Stock, $.75 par value
             per share                               8,263,547

                  SPARTECH CORPORATION AND SUBSIDIARIES

                                  INDEX

                             April 30, 1994





PART I.        FINANCIAL INFORMATION                              PAGE

               CONSOLIDATED CONDENSED BALANCE SHEET -
               April 30, 1994 and October 30, 1993                  3

               CONSOLIDATED CONDENSED STATEMENT OF
               OPERATIONS - for the thirteen and
               twenty-six weeks ended April 30, 1994
               and May 1, 1993                                      4

               CONSOLIDATED CONDENSED STATEMENT OF
               CASH FLOWS - for the twenty-six weeks
               ended April 30, 1994 and May 1, 1993                 5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                           6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11


PART II.       OTHER INFORMATION                                   13

               SIGNATURES                                          14

                  SPARTECH CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEET
            (Dollars in thousands, except per share amounts)


                                 ASSETS

                                                  April 30,     Oct. 30,
                                                    1994          1993
                                                 (unaudited)
Current Assets
  Cash                                           $  1,417       $  1,449
  Accounts and notes receivable, net               36,891         32,723
  Inventories                                      23,462         20,677
  Prepayments and other                             2,664          1,369
    Total Current Assets                           64,434         56,218

Plant and Equipment, Net                           44,769         37,637

Goodwill                                           21,365         18,506

Other Assets                                          990          1,833

                                                 $131,558       $114,194


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt           $  4,000       $  3,000
  Accounts payable                                 28,903         21,944
  Accrued liabilities                               7,483          6,242
    Total Current Liabilities                      40,386         31,186

Senior Long-Term Debt, Less Current Maturities     28,816         26,283

9% Convertible Subordinated Debentures             10,134         10,134

Other Liabilities                                     675            550

    Total Long-Term Liabilities                    39,625         36,967

Shareholders' Equity
  6% Cumulative Convertible Preferred Stock,
    776,700 shares issued and outstanding
    ($50 per share liquidation value)                 777            777
  Common stock, 8,326,296 shares issued             6,245          6,245
  Contributed capital                              73,053         73,258
  Retained deficit                                (28,288)      (32,151)
  Treasury stock, at cost, 62,749 shares
    in 1994 and 453,059 shares in 1993               (240)       (2,088)

    Total Shareholders' Equity                     51,547         46,041

                                                 $131,558       $114,194


The accompanying notes are an integral part of this financial statement.

                 SPARTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     (Unaudited and dollars in thousands, except per share amounts)


                                     THIRTEEN             TWENTY-SIX
                                    WEEKS ENDED           WEEKS ENDED

                                 April 30,  May 1,     April 30,  May 1,
                                   1994     1993         1994      1993


Revenues                         $64,350   $47,410     $113,508  $85,291


Costs and Expenses
  Cost of sales                   54,437    39,498       95,659   70,665
  Selling and administrative       4,815     4,198        8,824    7,715
  Depreciation and amortization    1,107     1,007        2,090    1,981
                                  60,359    44,703      106,573   80,361

Operating Earnings                 3,991     2,707        6,935    4,930

Interest                             795       825        1,466    1,642


Earnings Before Income Taxes       3,196     1,882        5,469    3,288
Provision for Income Taxes
  Federal                            200         -          200        -
  State                              200       100          370      230

Net Earnings                       2,796     1,782        4,899    3,058

Preferred Stock Accretion            518       489        1,036      978

Net Earnings Applicable
  to Common Shares               $ 2,278   $ 1,293      $ 3,863  $ 2,080


Net Earnings Per Common Share:
  Primary                        $   .25   $   .14      $   .42  $   .24

  Fully diluted                  $   .12   $   .08      $   .21  $   .14



The accompanying notes are an integral part of this financial statement.

                  SPARTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  (Unaudited and dollars in thousands)


                                                  TWENTY-SIX WEEKS ENDED
                                                   April 30,      May 1,
                                                     1994          1993



CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                                     $ 4,899      $ 3,058
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                  2,090        1,981
      Change in current assets and liabilities      (1,368)       1,279
  Other, net                                           473         (342)

       Net cash provided by operating activities     6,094        5,976

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                              (3,984)      (1,377)

  Retirement of assets, net                             63           27
  Business acquisition:
    Plant equipment and intangibles                 (8,160)      (2,330)
    Net working capital & debt assumed               1,320            -
  Proceeds from note receivable                        495            -
       Net cash used for investing activities      (10,266)      (3,680)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings under revolving credit loan         6,533          844
  Principal payments on term loan                   (3,000)      (3,000)
  Stock options exercised                              607           47

       Net cash provided by (used for) financing
        activities                                   4,140       (2,109)

INCREASE (DECREASE) IN CASH                            (32)         187

CASH AT BEGINNING OF PERIOD                          1,449        1,175

CASH AT END OF PERIOD                              $ 1,417      $ 1,362



The accompanying notes are an integral part of this financial statement.

                  SPARTECH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 30, 1993 Annual Report on Form 10-K.

     The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized and billings are rendered as the product is shipped to the customer.

     Operating results for the thirteen and twenty-six weeks ended April 30, 1994 and May 1, 1993 are seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at April 30, 1994 and October 30, 1993 are comprised of the following components:

                                  1994           1993

          Raw materials         $16,112        $14,518
          Finished goods          7,350          6,159

                                $23,462        $20,677

NOTE C - Income Taxes

     Effective with the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

     The adoption of SFAS No. 109 resulted in no cumulative effect on operations and, accordingly, prior year consolidated condensed financial statements were not restated.

                 SPARTECH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     (Unaudited and dollars in thousands, except per share amounts)


     Under the provisions of SFAS No. 109, the Company recorded, as of October 31, 1993, net deferred income tax assets aggregating approximately $4,000, which represented the tax benefits of the tax net operating loss and investment tax credit carryforwards offset by the net tax liabilities resulting from temporary differences (consisting principally of depreciation timing differences) in the tax bases of assets and liabilities versus their financial accounting bases. As of April 30, 1994, this net deferred income tax asset was approximately $2,300, reflecting the partial utilization of the tax net operating loss for the first six months of fiscal year 1994. Due to the uncertainty regarding the ability to utilize future tax benefits, the Company recorded a valuation allowance at October 31, 1993, of approximately $4,000 with approximately $2,300 remaining as of April 30, 1994.

     The partial utilization of existing operating loss carryforwards resulted in no regular tax provision for Federal income taxes being recognized for the thirteen and twenty-six weeks ended April 30, 1994, and May 1, 1993. However, due to the limitations on the use of net operating loss carryforwards in the computation of Federal alternative minimum tax, a $200 alternative minimum tax provision was recognized for the thirteen weeks and twenty-six weeks ended April 30, 1994.

NOTE D - Earnings Per Share

     Primary net earnings per common share are computed based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of stock options and warrants. Such average shares were:

       Period Ended         Thirteen Weeks         Twenty-Six Weeks

     April 30, 1994            9,407,000              9,119,000
     May 1, 1993               9,299,000              9,275,000

     Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive. Assumed conversions increased the weighted average number of common shares outstanding by 14,275,000 for the thirteen and twenty-six weeks ended April 30, 1994 and May 1, 1993.

     For the computation of primary net earnings per common share, net earnings have been increased for an after-tax interest expense reduction as computed under the modified treasury stock method. For the computation of fully diluted net earnings per common share, net earnings have been further increased for the elimination of preferred stock accretion resulting from the assumed conversion of preferred stock. Net earnings increases for the thirteen and twenty-six weeks ended April 30, 1994 and May 1, 1993 were as follows:

                           Thirteen Weeks           Twenty-Six Weeks
                           1994      1993            1994      1993

     Primary              $   35    $   71          $   91    $  168
     Fully Diluted        $  518    $  489          $1,036    $  978

                 SPARTECH CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     (Unaudited and dollars in thousands, except per share amounts)


NOTE E - Interest and Income Tax Payments

     Cash paid for interest, net of amounts capitalized, and income taxes during the twenty-six weeks ended April 30, 1994 and May 1, 1993 were as follows:
                                               1994          1993

          Interest                            $1,434        $1,625
          Income taxes                        $  456        $  308

NOTE F - Shareholders' Equity

     The authorized capital stock of the Company consists of 35 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock.

     Preferred stock outstanding as of April 30, 1994 and October 30, 1993 consisted of the following series of 6% Cumulative Convertible Preferred Stock, which are convertible into the shares of common stock indicated and which carry the equivalent common share voting rights indicated prior to conversion:

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


     The dividend terms of each series of preferred stock provide that dividends will not begin accruing until April 30, 1995. Due to the absence of a dividend requirement on these series of preferred stock, a noncash charge for the accretion of the preferred stock has been recognized. Such charges were:

             Period Ended          Thirteen Weeks       Twenty-Six Weeks

            April 30, 1994              $ 518                $1,036
            May 1, 1993                 $ 489                $  978

The charge results in no net change in shareholders' equity, as the same amount charged to retained earnings each quarter is added back to contributed capital.

NOTE G - Commitments and Contingencies

     On June 2, 1992, Mr. Lawrence M. Powers, former Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders. In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992 voted in favor of as a Director) the Company should adjust his existing stock options, provide for the issuance of 167,744 additional shares of common stock to him and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13,000 plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and (4) for attorney's fees and interest. In June, 1993, in responding to the Company's request for summary judgment, the Court ruled the Board of Director's decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish the Board was not acting independently and that it could not have acted appropriately. Discovery was allowed to continue in this litigation. The Company believes Mr. Powers' litigation is without merit and is defending against it vigorously.

NOTE H - Acquisition

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


     The following summarizes unaudited pro forma consolidated results of operations for the twenty-six weeks ended April 30, 1994 and May 1, 1993, respectively, assuming this acquisition had been consummated as of the beginning of each period. The results are not necessarily indicative of what would have occurred had this acquisition been consummated as of the beginning of each period presented or of the future operations of the consolidated companies.

                                                PRO FORMA
                                          Twenty-Six Weeks Ended
                                          April 30,     May 1,
                                            1994         1993

Revenues                                  $120,008     $ 98,291

Earnings Before Income Taxes              $  5,752     $  3,848

Net Earnings                              $  5,162     $  3,583

Net Earnings Per Common Share:
     Primary                              $    .45     $    .30

     Fully diluted                        $    .22     $    .16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Revenues for the thirteen and twenty-six weeks ended April 30, 1994 increased from the similar periods in 1993, primarily the result of sizable gains in pounds sold by the Company's rigid sheet & rollstock group. This group experienced sales volume increases in excess of 50% for the thirteen and twenty-six weeks ended April 30, 1994, over the similar periods of 1993. The majority of the gains in sales volume during these periods were obtained from our February 2, 1994 acquisition of certain assets of Product Components, Inc. (see "Financial Condition - Investing Activities" below for a further discussion of this acquisition) and from the sign/advertising, home improvement, food packaging, and transportation markets. The gains obtained in food packaging were the direct result of our late 1993 first quarter acquisition of a portion of Penda Corporation's custom extrusion division.

     Operating earnings for the thirteen and twenty-six weeks ended April 30, 1994 also increased from the similar periods in 1993. The gains in operating earnings were achieved through the increased sales volumes discussed above, containment of selling, general, and administrative expenses, and production efficiencies. These gains were partially offset as strong construction industry demands for PVC resulted in higher raw material costs at two of our units within the merchant compounding group.


     Interest expense for the thirteen and twenty-six weeks ended April 30, 1994 decreased from the similar periods in 1993, reflecting the lower interest rates obtained by the Company during the first six months of fiscal year 1994 compared to the first six months of fiscal 1993. This decrease in borrowing costs was partially offset by the additional borrowings incurred by the Company for the acquisition of certain assets of Product Components, Inc. ("ProCom"). In addition, during the second quarter of 1994, the Company fixed its interest rate on all of its senior bank debt at less than 6.25% through September of 1994, which is approximately 3/4% better than the rate incurred during the same period of fiscal 1993. This favorable rate will help offset the additional interest costs resulting from the ProCom acquisition.
Financial Condition

Operations

     Effective October 31, 1993 (Fiscal Year 1994), the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The adoption of SFAS No. 109 resulted in no cumulative effect on operations and, accordingly, prior year consolidated condensed financial statements were not restated. Reference is made to Note C, Income Taxes, in Item 1 of this report, which is incorporated herein by reference, for a further discussion on the adoption of SFAS No. 109.

Investing Activities

     Capital expenditures for the twenty-six weeks ended April 30, 1994 increased significantly as compared to the same period of 1993. This increase was the direct result of the installation of a new PET line at the Company's Mankato, Minnesota plant during late January of 1994. The new line was necessary to keep up with the growing demand for the PET packaging market.

     In addition, the Second Phase of our strategic plan at Spartech Compounding's Kearny, New Jersey location began during 1994. This Phase, which includes the addition of a new compounding line, is anticipated to be completed by August of 1994. Once completed, the production capabilities at this operation will increase by more than 25%.

     Reference is made to Note H, Acquisition, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's February 2, 1994 acquisition of certain assets of Product Components, Inc.

     The Company has not incurred any significant capital expenditures in order to comply with the Clean Air Act Amendments of 1990. In addition, the Company does not anticipate such capital expenditures to be material in the future.

Financing Activities

     The Company amended its credit arrangement with Chemical Bank by increasing the limit on its revolving credit loan from $30,000 to $38,000 to facilitate the funding of the acquisition of certain assets of ProCom (discussed in the referenced note above). The Company anticipates that cash flow from operations and the additional borrowing capacity provided under the Company's amended senior credit facility will be adequate to provide necessary funds for the balance of fiscal year 1994.
                       PART II - OTHER INFORMATION

     Responses to Part II, Items 1, 2, 3, 4, and 5, are omitted because the requested information has been previously reported, the items are inapplicable or the answer is negative.



Item 6 (a).    Exhibits

                 11      Statement re Computation of Per Share Earnings

Item 6 (b).    Reports on Form 8-K

               A report on Form 8-K, dated February 2, 1994, relating to the acquisition of certain assets of Product Components, Inc., was filed with the Securities and Exchange Commission on February 15, 1994.
                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SPARTECH CORPORATION
                                                  (Registrant)




Date:    May 31, 1994              /s/      Bradley B. Buechler

                                               Bradley B. Buechler
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive
                                               Officer)





                                   /s/      David B. Mueller
                                               David B. Mueller
                                               Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                                               EXHIBIT 11

                SPARTECH CORPORATION AND SUBSIDIARIES
           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
              (In thousands, except per share amounts)




                           THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                           April 30,    May 1,        April 30,    May 1,
                             1994        1993           1994        1993

NET EARNINGS
  Net Earnings             $  2,796    $  1,782       $  4,899    $  3,058

  Preferred stock
    dividend requirements      (518)       (489)        (1,036)       (978)

  Add: Interest savings,
       net of tax effect,
       on retirement of
       debt from the
       proceeds received
       from the exercise
       of options and
       warrants in excess
       of 20% limitation         35          71             91         168

  Primary net earnings
   applicable to
   common shares              2,313       1,364          3,954       2,248

  Add: Preferred stock
       dividend elimination
       resulting from the
       assumed conversion
       of preferred stock       518         489          1,036         978



  Fully diluted net
    earnings applicable
    to common shares       $  2,831    $  1,853       $  4,990    $  3,226

WEIGHTED AVERAGE SHARES
 OUTSTANDING

 Weighted average common
  shares outstanding          8,217       7,756          7,978       7,747

  Add:  Shares issuable
   from assumed exercise
   of options and
   warrants in excess
   of 20% limitation          1,190       1,543          1,141       1,528

  Primary weighted average
   shares outstanding         9,407       9,299          9,119       9,275

  Add:  Shares issuable
        from assumed
        conversion of
        preferred stock      14,275      14,275         14,275      14,275

  Fully diluted
    weighted average
    shares outstanding       23,682      23,574         23,394      23,550

NET EARNINGS PER SHARE
  Primary                  $    .25    $    .14       $    .42    $    .24

  Fully Diluted            $    .12    $    .08       $    .21    $    .14