Form 10-Q
period 1994-07-30
SPARTECH CORP
filed 1994-08-24
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)


         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 30, 1994

                                   or

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



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding as of July 30, 1994

     Common Stock, $.75 par value
             per share                               8,343,515

                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                               July 30, 1994





PART I.        FINANCIAL INFORMATION                              PAGE

               CONSOLIDATED CONDENSED BALANCE SHEET -
               July 30, 1994 and October 30, 1993                   3

               CONSOLIDATED CONDENSED STATEMENT OF
               OPERATIONS - for the thirteen and
               thirty-nine weeks ended July 30, 1994
               and July 31, 1993                                    4

               CONSOLIDATED CONDENSED STATEMENT OF
               CASH FLOWS - for the thirty-nine weeks
               ended July 30, 1994 and July 31, 1993                5

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS                                           6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11


PART II.       OTHER INFORMATION                                   13

               SIGNATURES                                          14

                  SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
             (Dollars in thousands, except per share amounts)


                                  ASSETS

                                                  July 30,     October 30,
                                                    1994          1993
                                                (unaudited)
Current Assets
  Cash                                           $  2,006       $  1,449
  Accounts and notes receivable, net               38,062         32,723
  Inventories                                      23,766         20,677
  Prepayments and other                             2,250          1,369
    Total Current Assets                           66,084         56,218

Plant and Equipment, Net                           45,698         37,637

Goodwill                                           21,204         18,506

Other Assets                                          931          1,833

                                                 $133,917       $114,194


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt           $  4,000       $  3,000
  Accounts payable                                 28,012         21,944
  Accrued liabilities                               9,040          6,242
    Total Current Liabilities                      41,052         31,186

Senior Long-Term Debt, Less Current Maturities     27,016         26,283

9% Convertible Subordinated Debentures             10,134         10,134

Other Liabilities                                     995            550

    Total Long-Term Liabilities                    38,145         36,967

Shareholders' Equity
  6% Cumulative Convertible Preferred Stock,
    776,700 shares issued and outstanding
    ($50 per share liquidation value)                 777            777
  Common stock, 8,344,635 shares issued in
    1994 and 8,326,296 shares issued in 1993        6,258          6,245
  Contributed capital                              73,451         73,258
  Retained deficit                                (25,762)       (32,151)
  Treasury stock, at cost, 1,120 shares
    in 1994 and 453,059 shares in 1993                 (4)        (2,088)

    Total Shareholders' Equity                     54,720         46,041

                                                 $133,917       $114,194


The accompanying notes are an integral part of this financial statement.
                  SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      (Unaudited and dollars in thousands, except per share amounts)


                                      THIRTEEN              THIRTY-NINE
                                     WEEKS ENDED            WEEKS ENDED
                                 July 30,  July 31,     July 30,  July 31,
                                   1994      1993         1994      1993

Net Sales                        $ 69,765  $ 50,234     $183,273  $135,525

Costs and Expenses
  Cost of sales                    58,959    42,276      154,618   112,941
  Selling and administrative        4,748     4,190       13,572    11,905
  Depreciation and amortization     1,159       975        3,249     2,956
                                   64,866    47,441      171,439   127,802

Operating Earnings                  4,899     2,793       11,834     7,723

Interest                              824       889        2,290     2,531


Earnings Before Income Taxes        4,075     1,904        9,544     5,192

Provision for Income Taxes          1,000       100        1,570       330

Net Earnings                        3,075     1,804        7,974     4,862

Preferred Stock Accretion             548       518        1,585     1,496

Net Earnings Applicable
  to Common Shares               $  2,527  $  1,286     $  6,389  $  3,366


Net Earnings Per Common Share:
  Primary                        $    .28  $    .15     $    .70  $    .39

  Fully diluted                  $    .13  $    .08     $    .34  $    .22



The accompanying notes are an integral part of this financial statement.

                  SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                  THIRTY-NINE WEEKS ENDED
                                                  July 30,       July 31,
                                                    1994           1993


CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                                     $ 7,974        $ 4,862
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                  3,249          2,956
      Change in current assets and liabilities,
        net of effects of acquisitions              (1,763)         3,831
  Other, net                                           852           (303)
       Net cash provided by operating activities    10,312         11,346

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                              (5,921)        (1,970)
  Retirement of assets, net                             73             27
  Business acquisition:
    Plant equipment and intangibles                 (8,160)        (2,467)
    Net working capital                              1,320              -
  Proceeds from note receivable                        495              -
       Net cash used for investing activities      (12,193)        (4,410)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings (payments) on revolving loan        4,733         (2,978)
  Principal payments on term loan                   (3,000)        (4,000)
  Stock options exercised                              705             63
      Net cash provided by (used for) financing
        activities                                   2,438         (6,915)

INCREASE IN CASH                                       557             21

CASH AT BEGINNING OF PERIOD                          1,449          1,175

CASH AT END OF PERIOD                              $ 2,006        $ 1,196



The accompanying notes are an integral part of this financial statement.
                  SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


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

     The Company manufactures products for specific customer orders and for standard stock inventory. Sales are recognized and billings are rendered as the product is shipped to the customer.

     Operating results for the thirteen and thirty-nine weeks ended July 30, 1994 and July 31, 1993 are seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at July 30, 1994 and October 30, 1993 are comprised of the following components:

                                  1994           1993

          Raw materials         $16,364        $14,518
          Finished goods          7,402          6,159

                                $23,766        $20,677

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

     The adoption of SFAS No. 109 resulted in no cumulative effect on operations and, accordingly, prior year consolidated condensed financial statements were not restated.
SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


     Under the provisions of SFAS No. 109, the Company recorded, as of October 31, 1993, net deferred income tax assets aggregating approximately $4,000, which represented the tax benefits of the tax net operating loss and investment tax credit carryforwards offset by the net tax liabilities resulting from temporary differences (consisting principally of depreciation timing differences) in the tax bases of assets and liabilities versus their financial accounting bases. As of July 30, 1994, this net deferred income tax asset was approximately $1,500, reflecting the partial utilization of the tax net operating loss for the first nine months of fiscal year 1994. Due to the uncertainty regarding the ability to utilize future tax benefits, the Company recorded a valuation allowance at October 31, 1993, of approximately $4,000 with approximately $1,500 remaining as of July 30, 1994.

     The partial utilization of existing operating loss carryforwards resulted in no regular tax provision for Federal income taxes being recognized for the thirteen and thirty-nine weeks ended July 30, 1994, and July 31, 1993. However, due to the limitations on the use of net operating loss carryforwards in the computation of Federal alternative minimum tax, a $200 alternative minimum tax provision was recognized for the thirty-nine weeks ended July 30, 1994.

NOTE D - Senior Long-Term Debt

     The Company renegotiated its senior credit facility with Chemical Bank during the third quarter of this year. The new senior credit facility increases the amount of available borrowings from $42,000 to $50,000 through the issuance of a three year revolving credit loan commitment of $35,000 based on specified levels of receivables and inventories, and a three year term loan of $15,000. The term loan is due in eight consecutive quarterly payments of $500 each, followed by consecutive quarterly payments of $750 each, with the remaining principal balance to be paid in full on April 30, 1998. Both the revolving credit loan and term loan are secured by receivables, inventories and substantially all of the plant and equipment of the Company. Interest on these loans is payable at a rate chosen by the Company of either of the following:

       Chemical Bank's prime rate
       Adjusted LIBO Rate plus 1.50%

NOTE E - Earnings Per Share

     Primary net earnings per common share are computed based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of stock options and warrants. Such average shares were:

       Period Ended         Thirteen Weeks        Thirty-Nine Weeks

     July 30, 1994             9,389,000              9,188,000
     July 31, 1993             9,282,000              9,263,000
                  SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

     Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive. Assumed conversions increased the weighted average number of common shares outstanding by 14,275,000 for the thirteen and thirty-nine weeks ended July 30, 1994 and July 31, 1993.

     For the computation of primary net earnings per common share, net earnings have been increased for an after-tax interest expense reduction as computed under the modified treasury stock method. For the computation of fully diluted net earnings per common share, net earnings have been further increased for the elimination of preferred stock accretion resulting from the assumed conversion of preferred stock. Net earnings increases for the thirteen and thirty-nine weeks ended July 30, 1994 and July 31, 1993 were as follows:
                           Thirteen Weeks           Thirty-Nine Weeks
                           1994      1993            1994      1993

     Primary              $   43    $   87          $  124    $  253
     Fully Diluted        $  548    $  518          $1,585    $1,496

NOTE F - Interest and Income Tax Payments

     Cash paid for interest, net of amounts capitalized, and income taxes during the thirty-nine weeks ended July 30, 1994 and July 31, 1993 were as follows:
                                               1994          1993

          Interest                            $1,980        $2,252
          Income taxes                        $  778        $  373

NOTE G - Shareholders' Equity

     The authorized capital stock of the Company consists of 35 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock.

     Preferred stock outstanding as of July 30, 1994 and October 30, 1993 consisted of the following series of 6% Cumulative Convertible Preferred Stock, which are convertible into the shares of common stock indicated and which carry the equivalent common share voting rights indicated prior to conversion:

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

   These series of preferred stock were issued at an equivalent price of $50 per share as part of a debt-to-equity restructuring completed April 30, 1992. In total, the restructuring resulted in the exchange of $30,163 of the Company's subordinated debt for these issues of preferred and common stock.
           SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


     Dividends are payable on each series of preferred stock commencing April 30, 1995 at an annual rate of $3.00 per share; provided however, that in the event a cash dividend is not declared by the Company's Board of Directors, dividends shall be payable in shares of common stock based on a price of $5.00 per share of common stock. These series of preferred stock are not subject to mandatory redemption; however, they may be redeemed at the option of the Company for $50 per share from and after December 1, 1994 if certain conditions with respect to the market price of the Company's common stock have been met and, in any event, from and after December 1, 1999. The holders of these series of preferred stock are entitled to receive $50 per share, plus accrued but unpaid dividends, in the event of liquidation, dissolution or winding up of the Company.

     The dividend terms of each series of preferred stock provide that dividends will not begin accruing until April 30, 1995. Due to the absence of a dividend requirement on these series of preferred stock, a noncash charge for the accretion of the preferred stock has been recognized. Such charges were:

             Period Ended          Thirteen Weeks       Thirty-Nine Weeks

           July 30, 1994               $ 548                 $1,585
           July 31, 1993               $ 518                 $1,496

The charge results in no net change in shareholders' equity, as the same amount charged to retained earnings each quarter is added back to contributed capital.

NOTE H - Commitments and Contingencies

     On June 2, 1992, Mr. Lawrence M. Powers, former Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders. In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992 voted in favor of as a Director) the Company should adjust his existing stock options, provide for the issuance of 167,744 additional shares of common stock to him and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13,000 plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and (4) for attorney's fees and interest. In June, 1993, in responding to the Company's request for summary judgment, the Court ruled the Board of Director's decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish the Board was not acting independently and that it could not have acted appropriately. Discovery was allowed to continue in this litigation. The Company believes Mr. Powers' litigation is without merit and is defending against it vigorously.
                  SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE I - Acquisition

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

     The following summarizes unaudited pro forma consolidated results of operations for the thirty-nine weeks ended July 30, 1994 and July 31, 1993, respectively, assuming this acquisition had been consummated as of the beginning of each period. The results are not necessarily indicative of what would have occurred had this acquisition been consummated as of the beginning of each period presented or of the future operations of the consolidated companies.

                                                PRO FORMA
                                         Thirty-Nine Weeks Ended
                                          July 30,     July 31,
                                            1994         1993

Revenues                                  $189,773     $155,750

Earnings Before Income Taxes              $  9,827     $  5,965

Net Earnings                              $  8,237     $  5,585

Net Earnings Per Common Share:
     Primary                              $    .74     $    .47

     Fully diluted                        $    .36     $    .25
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net Sales for the thirteen and thirty-nine weeks ended July 30, 1994 increased from the similar periods in 1993, primarily the result of sizable gains in pounds sold by the Company's rigid sheet & rollstock group. This group experienced sales volume increases in excess of 50% for the thirteen and thirty-nine weeks ended July 30, 1994, over the similar periods of 1993. The majority of the gains in sales volume during these periods were obtained from our February 2, 1994 acquisition of certain assets of Product Components, Inc. (see "Financial Condition - Investing Activities" below for a further discussion of this acquisition) and from the sign/advertising, home improvement, food packaging, and transportation markets. The gains obtained in food packaging were the direct result of our 1993 first quarter acquisition of a portion of Penda Corporation's custom extrusion division.

     In addition, sales volume increases were achieved by our Merchant Compounding Group during the thirteen and thirty-nine weeks ended July 30, 1994 from the similar periods in 1993. These increases were primarily the result of stronger demand from the building, recreational vehicle and footwear industries.

     Operating earnings for the thirteen and thirty-nine weeks ended July 30, 1994 also increased from the similar periods in 1993. The gains in operating earnings were achieved through the increased sales volumes discussed above, containment of selling, general, and administrative expenses, and production efficiencies.

     Interest expense for the thirteen and thirty-nine weeks ended July 30, 1994 decreased from the similar periods in 1993, reflecting the lower interest rates obtained by the Company during the first nine months of fiscal year 1994 compared to the first nine months of fiscal 1993. This decrease in interest was partially offset by the additional borrowings incurred by the Company for the acquisition of certain assets of Product Components, Inc. ("ProCom"). During the second quarter of 1994, the Company fixed its interest rate on all of its senior bank debt at less than 6.25% through September of 1994, which is approximately 3/4% better than the rate incurred during the same period of fiscal 1993.
Financial Condition

Operations

     Effective October 31, 1993 (Fiscal Year 1994), the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Reference is made to Note C, Income Taxes, in Item 1 of this report, which is incorporated herein by reference, for a further discussion on the adoption of SFAS No. 109.

Investing Activities

     Capital expenditures for the thirty-nine weeks ended July 30, 1994 increased significantly as compared to the same period of 1993. This increase was the direct result of the installation of a new PET line at the Company's Mankato, Minnesota plant during late January 1994 and significant equipment upgrades at all of our rigid sheet and rollstock locations. The new Mankato line was necessary to keep up with the growing demand for the PET packaging market.

     In addition, the Second Phase of our strategic plan at Spartech Compounding's Kearny, New Jersey location began during 1994. This Phase, which includes the addition of a new compounding line, is anticipated to be completed by September of 1994. Once completed, the production capabilities at this operation will increase by more than 25%.

     Reference is made to Note I, Acquisition, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's February 2, 1994 acquisition of certain assets of Product Components, Inc.

     The Company has not incurred any significant capital expenditures in order to comply with the Clean Air Act Amendments of 1990. In addition, the Company does not anticipate such capital expenditures to be material in the future.

Financing Activities

     The Company renegotiated its senior credit facility with Chemical Bank during the third quarter of 1994. This new facility will increase the Company's borrowing capacity from $42,000 to $50,000 and lower its interest rate by nearly a full percentage point.

     Reference is made to Note D, Senior Long-Term Debt, in Item 1 of this report, which is incorporated herein by reference, for a further discussion of the Company's Senior Long-Term Debt refinancing.

     The Company anticipates that cash flow from operations and the additional borrowing capacity provided under the Company's refinanced senior credit facility will be adequate to provide necessary funds for the balance of fiscal year 1994.
                        PART II - OTHER INFORMATION

     Responses to Part II, Items 1, 2, 3, 4, and 5, are omitted because the requested information has been previously reported, the items are inapplicable or the answer is negative.



Item 6 (a).    Exhibits

                 11      Statement re Computation of Per Share Earnings

Item 6 (b).    Reports on Form 8-K

                 None.
         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               SPARTECH CORPORATION

                                                   (Registrant)




Date:    August 23, 1994              /s/      Bradley B. Buechler
                                               Bradley B. Buechler
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)





                                      /s/      David B. Mueller
                                               David B. Mueller
                                               Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                                       EXHIBIT 11


                   SPARTECH CORPORATION AND SUBSIDIARIES
              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                 (In thousands, except per share amounts)



                           THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                           July 30,     July 31,      July 30,     July 31,
                             1994         1993          1994         1993

NET EARNINGS
  Net Earnings             $  3,075     $  1,804      $  7,974     $  4,862

  Preferred stock
    dividend accretion         (548)        (518)       (1,585)      (1,496)

  Add:  Interest savings,
        net of tax effect,
        on retirement of
        debt from the
        proceeds received
        from the exercise
        of options and
        warrants in excess
        of 20% limitation        43           87           124          253

  Primary net earnings
    applicable to
    common shares             2,570        1,373         6,513        3,619

  Add:  Preferred stock
        dividend elimination
        resulting from the
        assumed conversion
        of preferred stock      548          518         1,585        1,496


  Fully diluted net
    earnings applicable
    to common shares       $  3,118     $  1,891      $  8,098     $  5,115

WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Weighted average common
    shares outstanding        8,296        7,760         8,140        7,751

  Add:  Shares issuable
        from assumed exercise
        of options and
        warrants in excess
        of 20% limitation     1,093        1,522         1,048        1,512

  Primary weighted average
    shares outstanding        9,389        9,282         9,188        9,263

  Add:  Shares issuable
        from assumed
        conversion of
        preferred stock      14,275       14,275        14,275       14,275

  Fully diluted
    weighted average
    shares outstanding       23,664       23,557        23,463       23,538

NET EARNINGS PER SHARE
  Primary                  $    .28     $    .15      $    .70     $    .39

  Fully Diluted            $    .13     $    .08      $    .34     $    .22