Form 10-K
period 1994-10-29
SPARTECH CORP
filed 1995-01-06
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-K
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended October 29, 1994.
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _________ to
_________

                        Commission file number 1-5911
                             SPARTECH CORPORATION
            (Exact name of Registrant as specified in its charter)
          DELAWARE                                      43-0761773
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer
Identification Number)
   7733 FORSYTH, SUITE 1450, CLAYTON, MISSOURI
63105-1817
  (Address of principal executive offices)
(Zip Code)

  Registrant's telephone number, including area code:
(314) 721-4242

  Securities registered pursuant to Section 12(b) of the Act:
       Title of Each Class          Name of Each Exchange on Which
Registered
  Common Stock, $.75 par value                  New York Stock
Exchange
  9% Convertible Subordinated
  Debentures due 1999                           New York Stock
Exchange

  Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the Registrant (1) has filed all reports
  required to be filed by Section 13 or 15(d) of the Securities
Exchange Act
  of 1934 during the preceding 12 months (or for such shorter period that
  the Registrant was required to file such reports), and (2) has been
  subject to
  such filing requirements for the past 90 days.  YES  X     NO
       Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form  10-K or any amendment to this Form 10-K. [ ]
       There were 8,708,177 shares of common stock outstanding as of January
  1, 1995. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,685,037 on
January
  1, 1995.

  Documents incorporated by reference:
       - Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts II and IV.
       - Portions of the Definitive Proxy Statement for the
         1995 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                PART I

Item 1.   DESCRIPTION OF BUSINESS

General

  Spartech Corporation, together with its subsidiaries ("Spartech" or the
"Company"), is in the plastics processing business, with its principal products being:

   Rigid sheet & rollstock - which is sold to various manufacturers who use plastic components in their industrial products. The principal uses of the Company's rigid sheet & rollstock are vehicle interiors, signs, spas and showers, food packaging products, burial vault liners, boats and private watercraft, and refrigerators. The Company is the nation's largest custom extruder of rigid plastic sheet & rollstock, operating ten plants (including the two extrusion plants purchased from Pawnee Industries, Inc. on November 1, 1994) nationwide under the name
Spartech
   Plastics.

   Specialty alloys, compounds and color concentrates - which are sold principally to manufacturers of specialized footwear, shutters, loose-
   leaf binders, cosmetic packaging products, and numerous other custom plastic applications. The Company produces and distributes these products from four plants (including the color concentrate plant purchased from Pawnee Industries, Inc. on November 1, 1994)
under the
   names Spartech Compounding and Spartech Vy-Cal Plastics.

  The Company's principal executive office is located at 7733
Forsyth
Boulevard, Suite 1450, Clayton, Missouri 63105-1817, telephone
(314) 721-4242.
The Company was incorporated in 1968, succeeding a business which had commenced operations in 1960. In late 1983, the Company began a restructuring program, focusing on its plastics processing business (Alchem Plastics) and disposing of all of its non-plastics operating businesses. Since 1983, the Company has expanded its plastics business primarily through acquisitions. The acquisitions (including the November 1, 1994 acquisition of Pawnee Industries,
Inc.'s Extrusion and Color Divisions) that comprise the Company's current operating facilities include:

  Date
Acquired       Business Acquired           Principal Product

May 1984       Southwest Converting, Inc.  Rigid Sheet & Rollstock
January 1986   Franklin/Vy-Cal Plastics    Specialty Alloys &
Compounds
December 1986  Atlas Plastics Corp.        Rigid Sheet & Rollstock
December 1986  The Resin Exchange, Inc.    Specialty Alloys &
Compounds
July 1987      Eagle Plastics, Inc.        Rigid Sheet & Rollstock
January 1993   Penda Corporation's Custom
                Extrusion Division*        Rigid Sheet & Rollstock
February 1994  Product Components, Inc.    Rigid Sheet & Rollstock
November 1994  Pawnee Industries, Inc.**   Rigid Sheet & Rollstock
and
                                            Color Concentrates

  * Includes Penda's Polystyrene, Print Grade Lithographic Styrene and
PET business.

 ** Includes only Pawnee's Extrusion and Color Divisions.

Rigid Sheet & Rollstock

  The Company's rigid sheet & rollstock group (including Pawnee
Industries,
Inc.'s Extrusion Division, purchased on November 1, 1994) operates under the name Spartech Plastics and is one of the nation's largest custom extruders of rigid sheet & rollstock, manufacturing and marketing both single and multilayer co-extruded plastic sheet for many applications. The group, operating over 60 extrusion lines, annually produces nearly 300 million pounds of rigid sheet & rollstock from several types of resin, including acrylonitrile butadiene styrene ("ABS"), polycarbonate, polypropylene, acrylic, polystyrene, and polyethylene, on a custom basis for end product manufacturers.

  Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the rigid sheet & rollstock group (prior to the November 1994 acquisition of Pawnee Industries, Inc.) for fiscal years 1994, 1993, and 1992 are as follows:

                                             Fiscal Year
                                         (Dollars in millions)

                                      1994       1993       1992

        Net Sales                    $210.0     $150.1     $127.9
        Operating Earnings           $ 18.8     $ 11.7     $  8.9

  Products - Customers of the rigid sheet & rollstock group use the Company's plastic sheet & rollstock principally in the manufacture of vehicle interiors, signs, spas and showers, food packaging products, burial vault liners, boats and private watercraft, and refrigerators. Most of the Company's customers thermoform, cut, and trim their plastic sheet for various end uses.

  Manufacturing and Production - The principal raw materials used in manufacturing rigid sheet & rollstock are plastic resins in pellet form, which are crude oil or natural gas derivatives. The Company extrudes a wide variety of plastic resins, including ABS, polystyrene, poly-carbonate, polyethylene, acrylic, PET, PVC, and polypropylene.

  Approximately 45% of the Company's plastic sheet is presently produced in a single layer using conventional extrusion processes. In some cases, the
Company will coat this plastic sheet or laminate sheets together in order to achieve performance characteristics desired by customers for particular applications. The Company also produces plastic sheet of up to three layers using a co-extrusion process, combining the materials in distinct layers as it is extruded through the die into a sheet form.

  Marketing, Sales and Distribution -  The custom sheet extrusion business has
generally been a regional business supplying manufacturers within an estimated
750 mile radius of each of the group's ten plants because of shipping costs for
rigid plastic material and the need for prompt response to customer requirements and specifications. The outdoor sign and spa businesses, however, are slightly more national in scope.
The Company markets its rigid sheet & rollstock products
principally through
its own sales force, but also uses a limited number of independent sales
representatives.  The Company generally does not sell products of the rigid
sheet & rollstock group under long-term contracts.  During fiscal
1994, the
rigid sheet & rollstock group sold its products to approximately
1,200
customers.

Specialty Alloys, Compounds and Color Concentrates

  The Company's specialty alloys, compounds and color concentrates group
(including Pawnee Industries, Inc.'s Color Division, purchased on
November 1,
1994) is comprised of Spartech Compounding and Spartech Vy-Cal Plastics, which operates a vinyl calender in the production of finished PVC film.

  The specialty alloys, compounds and color concentrates group primarily manufactures plastic alloys, compounds and color concentrates for end product manufacturers. In addition, the Spartech Compounding-Cape Girardeau facility distributes thermoplastic resins purchased from other resin suppliers. The group annually produces/distributes approximately 85 million pounds of thermo-plastic compounds and color concentrates, selling to a number of large and small manufacturers of precision plastic products.

  Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the specialty alloys & compounds group (prior to the November 1994 acquisition of Pawnee Industries, Inc.) for fiscal years 1994, 1993, and 1992 are as follows:

                                             Fiscal Year
                                         (Dollars in millions)

                                      1994       1993       1992

        Net Sales                    $46.6      $39.3      $40.7
        Operating Earnings           $ 2.8      $ 2.2      $ 3.2

  Products - Customers of the specialty alloys, compounds and color concentrates group include both extrusion and injection molding businesses.
The group's compounds are principally used in the manufacture of specialized footwear, shutters, loose-leaf binders, cosmetic packaging products, and numerous other custom plastic applications.

  The specialty alloys, compounds and color concentrates group
(Spartech
Compounding) produces a highly diversified range of compounds, including: FDA clear compounds for food, beverage, and medical applications; phosphorescent and fluorescent compounds; PVC combinations incorporating nitrile, elvaloy, and polyurethane for chemical and abrasion resistance for footwear, color compounds and other specialty applications.

  Spartech Vy-Cal Plastics operates a vinyl calender, supplying finished PVC film to manufacturers of loose-leaf binders, decorator grade wallcoverings, and packaging products for the medical industry. It operates as a custom specialty house with its own laboratory facility for quality testing of color, thickness, texture, tensile strength, and dimensional stability of its specialized film output.

Manufacturing and Production - The principal raw materials used in manufacturing specialty plastic alloys, compounds and color concentrates are plastic resins in powder and pellet form, primarily PVC and ABS, with colorants, stabilizers, and several other additives used to obtain particular qualities in the plastic resin once it is heated and extruded or molded into end products.

  The group has well-equipped laboratory facilities, with experimental extruders and various types of chemical analysis and testing equipment. In addition to compounding technology, the group has developed enhanced capabilities to produce color concentrates and additives.

  Marketing, Sales and Distribution - The specialty alloys, compounds and color concentrates group markets most of its products to East Coast and Midwest customers. The group markets its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1994, the specialty alloys & compounds group sold its products to approximately 525 customers.

Raw Materials

  The various plastic resins used by the Company in its processing and manufacturing operations are crude oil or natural gas derivatives and are available from a number of domestic and foreign suppliers. Accordingly, the
Company's raw materials are only somewhat affected by supply and demand price trends of the petroleum industry; pricing of the resins tends to follow its own supply and demand equation except in periods of anticipated or actual shortages of crude oil or natural gas. The Company is not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in fiscal 1995.

  The Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years.
The Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in fiscal 1995 and beyond.

Seasonality

  The Company's sales volume has somewhat of a seasonal pattern, with the period February through October of each year being the most active time. Fewer orders are placed and less manufacturing activity occurs during the period
November through January. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

Competition

  The rigid sheet & rollstock and compounding industries are each highly competitive. Since the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger than the Company and have more extensive production facilities, larger sales and marketing staffs, and substantially greater financial resources than the Company.

Important competitive factors in each of the Company's businesses include (1) the ability to manufacture consistently to required quality levels,
(2) provide
excellent customer service, including timely deliveries, (3) skill in raw material purchasing, and (4) production line optimization to make the products profitably.

  The Company is an intermediate processor of rigid sheet & rollstock which is sold to customers who shape it for their end use with thermoforming equipment.
Several of these customers have, or upon expansion may acquire, extrusion machinery. Moreover, some customers are large enough to justify building their own molds and shifting from thermoforming to an injection molding process.
Injection molded products are competitive whenever large quantities are produced or fine detailing or contouring is required on the end product, which is more difficult to obtain through thermoforming. However, thermoforming techniques have been improved in recent years and are generally less expensive than other manufacturing methods due to equipment costs and other associated start-up expenses. In addition, several customers of the Company's specialty alloys, compounds and color concentrates division have the capability to formulate their own alloys, compounds and color concentrates. However, the
Company expects to benefit from a growing trend of out-sourcing of specialized semifinished materials by many manufacturers.

Backlog

  The Company estimates that the total dollar volume of its backlog as of
November 30, 1994, was approximately $27.9 million, which represents approximately four weeks of production for both the rigid sheet & rollstock and specialty alloys, compounds and color concentrates groups. The backlog at the same time in 1993 was approximately $14.7 million.

Employees

  The Company's total employment (including personnel associated with the
Pawnee Industries, Inc. November 1, 1994 acquisition) approximates
1,200.
There are 930 production personnel at the Company's 14 plants, 32% of whom are union employees covered by several collective bargaining agreements. There have been no strikes in the past three years, except for a five week stoppage at the Spartech Vy-Cal plant in Pennsylvania during fiscal 1992, in connection with the negotiation of a new contract. Management personnel total approximately 270 supervisory/clerical employees, none of whom are unionized.
The Company believes that all of its employee and union relations are satisfactory.

Government Regulation

  The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 1995 to comply with any applicable regulations. The Company is subject to federal, state, and local laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance therewith to materially affect its earnings or competitive position.

Item 2.   PROPERTIES

  The Company operates in plants and offices aggregating 1,114,000 square feet of space. Approximately 532,000 square feet of plant and office space is leased with the remaining 582,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

                                                       Size in
                                                       Square
Owned/
       Location                   Description           Feet
Leased

Rigid Sheet & Rollstock

 Arlington, TX             Extrusion plant & offices   132,000
Leased
 Atlanta, GA               Extrusion plant & offices    80,000
Leased
 Cape Girardeau, MO        Extrusion plant & offices   100,000
Owned
                                                        30,000
Leased
 Clare, MI                 Extrusion plant & offices    27,000
Owned
 La Mirada, CA             Extrusion plant & offices    76,000
Leased
 Mankato, MN               Extrusion plant & offices    33,000
Owned
                                                        25,000
Leased
 McMinnville, OR           Extrusion plant & offices    40,000
Owned
 Paulding, OH *            Extrusion plant & offices    66,000
Owned
                                                        53,000
Leased
 Richmond, IN              Extrusion plant & offices    52,000
Owned
                                                        40,000
Leased
Wichita, KS *             Extrusion plant & offices     65,000
Owned
                                                        60,000
Leased

Specialty Alloys, Compounds and Color Concentrates

 Cape Girardeau, MO        Compounding plant & offices  57,000
Owned
                                                        36,000
Leased
 Conshohocken, PA          Calendering plant & offices  50,000
Owned
 Goddard, KS *             Color Conc. plant & offices  33,000
Owned
 Kearny, NJ                Compounding plant & offices  59,000
Owned

    *  Acquired in November 1994 in connection with Pawnee
Industries, Inc.
       purchase.


  In addition, the Company leases office facilities in St. Louis, Missouri, the aggregate square footage of approximately 5,500.

  The plants located at the premises listed above are equipped with 62 sheet extrusion lines, 42 supplementary co-extruders, 8 compounding-milling lines, 5 color compounding lines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that the present facilities are adequate for the level of business anticipated in fiscal year 1995.

  The Company also owns plants and office facilities in Monroe, Louisiana, and
Brooklyn, New York, the aggregate square footage of which is approximately
128,000 and 65,000, respectively. The buildings are currently being leased to independent third parties.

Item 3.   LEGAL PROCEEDINGS

  On June 2, 1992, Mr. Lawrence M. Powers, a former Director and former
Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New
York against the Company and certain of its Directors and major shareholders.
In the suit, Mr. Powers claims that, by reason of the Company's
April 30, 1992,
debt-to-equity restructuring, (which he had previously, on April
13, 1992,
voted in favor of as a Director) the Company should adjust his existing stock options, provide for the issuance of 167,744 additional shares of common stock to him, and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13 million plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and (4) for attorney's fees and interest. In June 1993, in responding to the Company's request for summary judgment, the court ruled the Board of Director's decision to not adjust Mr.
Powers' options was "final, binding and conclusive" unless Mr. Powers can establish the Board was not acting independently and that it could not have acted appropriately. Discovery was allowed to continue in the litigation. The
Company believes that Mr. Powers' litigation is without merit and is defending against it vigorously.

  The Company currently has no litigation with respect to any environmental matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 29, 1994.

                               PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  The information entitled "Common Stock" on page 21 of the 1994
Annual Report
to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.


Item 6.   SELECTED FINANCIAL DATA

  The information on page 22 of the 1994 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

  The information on pages 8 and 9 of the 1994 Annual Report to Share-holders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information entitled "Quarterly Financial Information" on page 21 of the
1994 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

  In addition, the financial statements of the Registrant filed herewith are set forth as Item 14 included in Part IV of this Report.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING
           AND FINANCIAL DISCLOSURE

  None.

                               PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 1995
Annual Meeting of Shareholders to be filed with the Commission on or about
January 20, 1995, is incorporated herein by reference in response to this item.
In addition, the following table sets forth certain information with respect to the Company's executive officers:

                                          Position with the Company
       Name               Age                and Date Appointed

Bradley B. Buechler        46          President (April 1987),
Chief
                                       Executive (October 1991) and
                                       Chief Operating (May 1985)
                                       Officer, and Director
(February
                                       1984)

David B. Mueller           41          Vice President of Finance,
Chief
                                       Financial Officer (February
                                       1988), Secretary (October
1991),
                                       and Director (March 1994)

Daniel J. Yoder            53          Vice President - Engineering
and
                                       Technology (May 1990)

Mr. Buechler, a CPA, was with Arthur Andersen & Co. before the commencement of his employment with the Company in 1981. Prior to the positions currently held, he was the Company's Corporate Controller and Vice President
- - - - - - - Finance
from 1981-1984.

  Mr. Mueller, a CPA, was previously with Arthur Andersen & Co. for seven years. He most recently was Corporate Controller of Apex Oil
Company, a large
independent oil company, from 1981 - 1988.

  Mr. Yoder was General Manager of the Company's Spartech Plastics
Central
Region from 1986-1990.  From 1983-1986 he was Vice President of
Manufacturing
for Atlas Plastics, Corp., prior to its acquisition by the Company.


Item 11.   EXECUTIVE COMPENSATION

Cash Compensation

  The information contained in the sections entitled "Management
Remuneration"
and "Meetings and Committees of the Board and Remuneration of Directors" of the
Definitive Proxy Statement for the 1995 Annual Meeting of
Shareholders to be
filed with the Commission on or about January 20, 1995 is incorporated herein by reference in response to this item.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The information contained in the sections entitled "Security
Ownership of
Certain Beneficial Owners and Management" of the Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Commission on or about January 20, 1995 is incorporated herein by reference in response to this item.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained in the section entitled "Election of Directors" and
"Management Remuneration" of the Definitive Proxy Statement for the
1995 Annual
Meeting of Shareholders to be filed with the Commission on or about
January 20,
1995 is incorporated herein by reference in response to this item.

                               PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

  The following financial statements, financial statement schedules and exhibits are incorporated by reference from the 1994 Annual Report to
Shareholders and/or filed as part of this Form 10-K:

                                                             Page
                                                         Annual
Report
                                             Form 10-K   to
Shareholders

Report of Independent Public Accountants         F-1          20

Financial Statements

  Consolidated Balance Sheet                      -           10
  Consolidated Statement of Operations            -           11
  Consolidated Statement of Shareholders' Equity  -           12
  Consolidated Statement of Cash Flows            -           13

Notes To Consolidated Financial Statements        -         14-19

Financial Statement Schedules

Schedule
 Number               Description

   V.      Property, Plant and Equipment         F-2          -
  VI.      Accumulated Depreciation, Depletion   F-3          -
             and Amortization of Property, Plant
             and Equipment

VIII.      Valuation and Qualifying Accounts     F-4          -
Exhibits

  Exhibits required to be filed by Item 601(a) of Regulation S-K are included as Exhibits to this report as follows:

      Exhibit

      3*        Articles of Incorporation and By-Laws

      10(A)**   Amended and Restated Employment Agreement dated
July 1,
               1992, between Bradley B. Buechler and Spartech
Corporation

      10(B)**   Amended and Restated Employment Agreement dated
July 1,
               1992, between David B. Mueller and Spartech
Corporation

      10(C)**   Amended and Restated Employment Agreement dated
June 30,
1992, between Daniel J. Yoder and Spartech Corporation

      10(D)*** Spartech Corporation Incentive Stock Option Plan dated
                July 26, 1991

      10(E)*** Spartech Corporation Restricted Stock Option Plan dated
                July 26, 1991

      10(F)**** Asset Purchase and Sale Agreement between Spartech Corporation (Buyer) and Pawnee Industries, Inc. (Seller)

      11        Statement re Computation of Per Share Earnings

      13        Pages 8-23 of the 1994 Annual Report to Shareholders

      22*****   Subsidiaries of Registrant

      23        Consent of Independent Public Accountants

      24        Powers of Attorney

      27        Financial Data Schedule

* Filed in response to the Commission's comments concerning the Company's
Proxy Statement relating to the Annual Meeting of Shareholders held
June 10,
1992, filed with the Commission on May 27, 1992, and incorporated herein by reference.

**      Filed as an exhibit to the Company's Annual Report on Form
10-K for the
fiscal year ended October 31, 1992, filed with the Commission on January 7,
1993, and incorporated herein by reference.

***     Filed as an exhibit to the Company's annual report on Form
10-K for the
fiscal year ended November 2, 1991, filed with the Commission on February 18,
1992, and incorporated herein by reference.

****    Filed as an exhibit to the Company's Form 8-K, dated
November 1, 1994,
filed with the Commission on November 16, 1994, and incorporated herein by reference.

*****   Filed as an exhibit to the Company's annual report on Form
10-K for the
fiscal year ended November 3, 1990, filed with the Commission on February 1,
1991, and incorporated herein by reference.

  All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Reports on Form 8-K

  A report on Form 8-K, dealing with the signing of the letter of intent to purchase the assets of the Extrusion and Color Divisions of Pawnee Industries
Inc., was filed on September 13, 1994.  On November 1, 1994,
Spartech
Corporation completed the acquisition of Pawnee Industries, Inc.'s Extrusion and Color Divisions and filed, on November 16, 1994, a Report on Form 8-K regarding this acquisition.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPARTECH CORPORATION


       January 6, 1995               By: /S/ Bradley B. Buechler
          (Date)                         Bradley B. Buechler
                                         President, Chief Executive
and
                                         Chief Operating Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis trant and in the capacities and on the date indicated.

      DATE              SIGNATURES                    TITLE

January 6, 1995   /S/ Bradley B. Buechler   President, Chief
Executive
                  Bradley B. Buechler       and Chief Operating
Officer,
                                            and Director (Principal
                                            Executive Officer)

January 6, 1995   /S/ David B. Mueller      Vice President of
Finance
                  David B. Mueller          and Chief Financial
Officer,
and Director (Principal
Financial and Accounting Officer)

January 6, 1995   /S/ John F. Arning        Director
                  John F. Arning*

January 6, 1995   /S/ Thomas L. Cassidy     Director
                  Thomas L. Cassidy*

January 6, 1995   /S/ W. R. Clerihue        Chairman of the Board
and
                  W. R. Clerihue*           Director

January 6, 1995   /S/ Francis J. Eaton      Director
                  Francis J. Eaton*

January 6, 1995   /S/ Jackson W. Robinson   Director
                  Jackson W. Robinson*

January 6, 1995   /S/ Rodney H. Sellers     Director
                  Rodney H. Sellers*

* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.


                                         /S/ Bradley B. Buechler
                                         Bradley B. Buechler
                                         As Attorney-in-Fact

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO SPARTECH CORPORATION

     We have audited in accordance with generally accepted auditing standards, the financial statements included in SPARTECH Corporation's 1994 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 6, 1994. Our audit was made for the purposes of forming an opinion on those statements taken as a whole. Schedules V, VI and VIII included in this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP



St. Louis, Missouri
December 6, 1994

                    SPARTECH CORPORATION AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  FOR FISCAL YEARS ENDED 1994, 1993 AND 1992
                            (Dollars in thousands)


                         BALANCE AT
  BALANCE AT
                         BEGINNING    ADDITIONS     RETIREMENTS/
     END
    CLASSIFICATION       OF PERIOD     AT COST    RECLASSIFICATIONS
OF PERIOD


October 29, 1994:
  Land                    $  4,307    $     66        $    (47)
  $   4,326
  Bldgs. & improvements     12,423       1,464            (121)
     13,766
  Machinery & equipment     39,175      11,331            (483)
     50,023
  Furniture & fixtures       2,068         291             (45)
      2,314

                          $ 57,973    $ 13,152        $   (696)
  $  70,429



October 30, 1993:
  Land                    $  4,307    $      -        $      -
  $   4,307
  Bldgs. & improvements     12,321         102               -
     12,423
  Machinery & equipment     35,188       3,890              97
     39,175
  Furniture & fixtures       2,108         105            (145)
      2,068

                          $ 53,924    $  4,097        $    (48)
  $  57,973



October 31, 1992:
  Land                    $  4,307    $      -        $      -
  $   4,307
  Bldgs. & improvements     12,103         238             (20)
     12,321
  Machinery & equipment     33,371       1,928            (111)
     35,188
  Furniture & fixtures       2,196         161            (249)
      2,108

                          $ 51,977    $  2,327        $   (380)
  $  53,924

Fiscal year 1994 additions include the property, plant and equipment acquired from Product Components, Inc. ("ProCom") in February of 1994.
Fiscal year 1993
additions include the equipment acquired from Penda Corporation in January of
1993.

                    SPARTECH CORPORATION AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                  FOR FISCAL YEARS ENDED 1994, 1993 AND 1992
                            (Dollars in thousands)

                                     ADDITIONS
                                         AND
                                       CHARGES
                         BALANCE AT    TO COST
  BALANCE AT
                         BEGINNING       AND        RETIREMENTS/
     END
    CLASSIFICATION       OF PERIOD    EXPENSES    RECLASSIFICATIONS
OF PERIOD


October 29, 1994:
  Bldgs. & improvements   $  3,693    $    766        $     (3)
  $   4,456
  Machinery & equipment     15,120       2,816            (326)
     17,610
  Furniture & fixtures       1,523         218             (34)
      1,707

                          $ 20,336    $  3,800        $   (363)
  $  23,773



October 30, 1993:
  Bldgs. & improvements   $  2,964    $    727        $      2
  $   3,693
  Machinery & equipment     12,526       2,382             212
     15,120
  Furniture & fixtures       1,523         235            (235)
      1,523

                          $ 17,013    $  3,344        $    (21)
  $  20,336



October 31, 1992:
  Bldgs. & improvements   $  2,410    $    560        $     (6)
  $   2,964
  Machinery & equipment     10,695       1,879             (48)
     12,526
  Furniture & fixtures       1,377         367            (221)
      1,523

                          $ 14,482    $  2,806        $   (275)
  $  17,013

                    SPARTECH CORPORATION AND SUBSIDIARIES
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  FOR FISCAL YEARS ENDED 1994, 1993 AND 1992
                            (Dollars in thousands)


                                        ADDITIONS
                                           AND
                                         CHARGES
                          BALANCE AT     TO COSTS
 BALANCE AT
                          BEGINNING        AND
    END
    DESCRIPTION           OF PERIOD     EXPENSES     WRITE-OFFS
 OF PERIOD


October 29, 1994:
 Allowance for
  Doubtful Accounts       $   1,044     $   1,477    $  (1,106)
$    1,415



October 30, 1993:
 Allowance for
  Doubtful Accounts       $     845     $   1,027    $    (828)
$    1,044

 Reserve for
  Discontinued Operations $     497     $       -    $    (497)
$        -



October 31, 1992:
 Allowance for
  Doubtful Accounts       $     788     $     511    $    (454)
$      845

 Reserve for
  Discontinued Operations $   9,637     $       -    $  (9,140)
$      497





Fiscal year 1994 additions and write-offs include activity relating to the acquisition of Product Components, Inc. ("ProCom") in February of
1994.