Form 10-Q
period 1995-01-28
SPARTECH CORP
filed 1995-02-23
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q

(Mark One)


         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 28, 1995

                                   or

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding as of January 28, 1995

 Common Stock, $.75 par value              8,708,177
          per share

              SPARTECH CORPORATION AND SUBSIDIARIES

                              INDEX

                        January 28, 1995





PART I.     FINANCIAL INFORMATION                              PAGE

            CONSOLIDATED CONDENSED BALANCE SHEET -
            January 28, 1995 and October 29, 1994                3

            CONSOLIDATED CONDENSED STATEMENT OF
            OPERATIONS - for the thirteen weeks ended
            January 28, 1995 and January 29, 1994                4

            CONSOLIDATED CONDENSED STATEMENT OF
            CASH FLOWS - for the thirteen weeks ended
            January 28, 1995 and January 29, 1994                5

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL
            STATEMENTS                                           6

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11


PART II.    OTHER INFORMATION                                   13

            SIGNATURES                                          14

             SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
        (Dollars in thousands, except per share amounts)

                             ASSETS
                                       Jan. 28, 1995  October 29,
                                        (unaudited)       1994

Current Assets
   Cash                                  $   1,776     $   1,752
   Accounts and notes receivable, net       45,627        40,493
   Inventories                              31,989        22,936
   Prepayments and other                     1,717         1,112
     Total Current Assets                   81,109        66,293

Plant and Equipment, Net                    60,153        46,656

Goodwill                                    24,262        21,044

Other Assets                                1,518          1,727

                                        $ 167,042      $ 135,720

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt $   3,000      $   2,750
   Accounts payable                        32,700         28,403
   Accrued liabilities                     10,961          8,789
     Total Current Liabilities             46,661         39,942

Senior Long-Term Debt,
  Less Current Maturities                  47,606         26,285

9% Convertible Subordinated Debentures     10,134         10,134

Other Liabilities                           1,048          1,126

     Total Long-Term Liabilities           58,788         37,545

Shareholders' Equity
   6% Cumulative Convertible Preferred Stock,
     776,700 shares issued and outstanding
     ($50 per share liquidation value)        777           777
   Common stock, 8,709,947 shares issued
     in 1995 and 8,629,947 shares issued
     in 1994                                6,532         6,472
   Contributed capital                     75,165        74,438
   Retained deficit                       (20,873)      (23,449)
   Treasury stock, at cost, 1,770 shares
     in 1995 and 1,324 shares in 1994          (8)           (5)

     Total Shareholders' Equity            61,593        58,233

                                        $ 167,042     $ 135,720

           The accompanying notes are an integral part of this financial statement.
             SPARTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
 (Unaudited and dollars in thousands, except per share amounts)




                                        THIRTEEN WEEKS ENDED
                                       January 28,  January 29,
                                          1995         1994

Net Sales                               $ 79,258     $ 49,158

Costs and Expenses
  Cost of sales                           67,271       41,222
  Selling and administrative               5,084        4,009
  Depreciation and amortization            1,486          983
                                          73,841       46,214

Operating Earnings                         5,417        2,944

Interest                                   1,242          671

Earnings Before Income Taxes               4,175        2,273

Provision for Income Taxes                 1,050          170

Net Earnings                               3,125        2,103

Preferred Stock Accretion                    549          518

Net Earnings Applicable
  to Common Shares                      $  2,576     $  1,585


Net Earnings Per Common Share:
  Primary                               $    .27     $    .17

  Fully diluted                         $    .13     $    .09

















           The accompanying notes are an integral part
                  of this financial statement.
             SPARTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              (Unaudited and dollars in thousands)



                                            THIRTEEN WEEKS ENDED
                                            Jan. 28,    Jan. 29,
                                              1995        1994

CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                              $  3,125    $  2,103
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
      Depreciation and amortization            1,486         983
      Change in current assets and liabilities,
        net of effects of acquisitions           991        (817)
  Other, net                                    (152)        452
       Net cash provided by
         operating activities                  5,450       2,721

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                       (2,737)     (2,496)
  Retirement of assets, net                      21           3
  Business acquisition                      (24,516)          -
       Net cash used for
         investing activities               (27,232)     (2,493)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings (payments)
    on revolving loan                        17,071        (463)
  Term loan additions                         5,000           -
  Principal payments on term loan              (500)          -
  Stock options exercised                       238         273
  Other, net                                     (3)          -
       Net cash provided by (used for)
         financing activities                21,806        (190)

INCREASE IN CASH                                 24          38

CASH AT BEGINNING OF PERIOD                   1,752       1,449

CASH AT END OF PERIOD                      $  1,776    $  1,487











           The accompanying notes are an integral part of this financial statement.

             SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited and dollars in thousands, except per share amounts)

NOTE A - Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 29, 1994 Annual Report on Form 10-K.

     The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized and billings are rendered as the product is shipped to the customer.

     Operating results for the thirteen weeks ended January 28, 1995 and January 29, 1994 are seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at January 28, 1995 and October 29,
1994 are comprised of the following components:

                                  1995           1994

          Raw materials         $ 22,255       $ 16,171
          Finished goods           9,734          6,765

                                $ 31,989       $ 22,936

NOTE C - Income Taxes

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. SFAS No. 109 requires an assessment, which includes anticipating future income, in determining the likelihood of realizing deferred tax assets.
             SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited and dollars in thousands, except per share amounts)

NOTE D - Senior Long-Term Debt

     On November 1, 1994, the Company acquired certain divisions of Pawnee Industries, Inc. (see Note I, Acquisition, for a discussion of this purchase). To facilitate the funding of this purchase, the Company amended its Credit Facility effective November 1, 1994, by increasing its Revolving Credit Loan commitment from $37,000 to $47,000 and its Term Loan commitment from $13,000 to $18,000.

     The Term Loan is due in quarterly payments of $500 to $1,000, commencing on November 1, 1994, with the remaining principal balance to be paid in full on April 30, 1998. Both the Revolving Credit Loan and Term Loan are secured by receivables, inventories and all of the property of the Company. Interest on these loans is payable at a rate chosen by the Company of either Chemical's Prime rate plus 0.25% or the Adjusted LIBO rate plus 1.75%. As of January 28, 1995, Chemical's Prime rate was 8.5% and the six month Adjusted LIBO rate was 6.75%

NOTE E - Earnings Per Share

     Primary net earnings per common share are computed based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of stock options and warrants. Such average shares were:

                Period Ended                Thirteen Weeks

              January 28, 1995                9,529,000
              January 29, 1994                9,314,000

     Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive. Assumed conversions increased the weighted average number of common shares outstanding by 14,275,000 for the thirteen weeks ended January 28, 1995 and January 29, 1994.

     For the computation of primary net earnings per common share, net earnings have been increased for an after-tax interest expense reduction as computed under the modified treasury stock method.
For the computation of fully diluted net earnings per common share, net earnings have been further increased for the elimination of preferred stock accretion resulting from the assumed conversion of preferred stock. Net earnings increases for the thirteen weeks ended January 28, 1995 and January 29, 1994 were as follows:

                                     Thirteen Weeks
                                     1995      1994

          Primary                   $    6    $   70
          Fully Diluted             $  549    $  518
             SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited and dollars in thousands, except per share amounts)

NOTE F - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the thirteen weeks ended January 28, 1995 and January 29, 1994 is as follows:

                                                1995        1994
   Cash paid for:
      Interest (net of amounts capitalized)    $   965     $   484
      Income taxes                             $   106     $   109
   Schedule of noncash transactions:
      Business acquisition--
         Fair value of assets acquired         $26,031     $     -
         Liabilities assumed                    (1,515)          -
      Total cash paid for
        the net assets acquired                $24,516     $     -

NOTE G - Shareholders' Equity

     The authorized capital stock of the Company consists of 35 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock.

     Preferred stock outstanding as of January 28, 1995 and October 29, 1994 consisted of the following series of 6% Cumulative
Convertible Preferred Stock, which are convertible into the shares of common stock indicated and which carry the equivalent common share voting rights indicated prior to conversion:

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

   Dividends are payable on each series of preferred stock commencing April 30, 1995 at an annual rate of $3.00 per share; provided however, that in the event a cash dividend is not declared by the Company's Board of Directors, dividends shall be payable in shares of common stock based on a price of $5.00 per share of common stock. These series of preferred stock are not subject to mandatory redemption; however, they may be redeemed at the option of the Company for $50 per share from and after December 1, 1994 if certain conditions with respect to the market price of the Company's common stock have been met and, in any event, from and after December 1, 1999. The holders of these series of preferred stock are entitled to receive $50 per share, plus accrued but
             SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited and dollars in thousands, except per share amounts)

unpaid dividends, in the event of liquidation, dissolution or winding up of the Company. In December, 1994, the holders of such preferred stock indicated that they intend to convert their preferred securities into common stock, effective May 1995.

   The dividend terms of each series of preferred stock provide that dividends will not begin accruing until April 30, 1995. Due to the absence of a dividend requirement on these series of preferred stock, a noncash charge for the accretion of the preferred stock has been recognized. Such charges were:

                Period Ended                Thirteen Weeks

              January 28, 1995                   $ 549
              January 29, 1994                   $ 518

The charge results in no net change in shareholders' equity, as the same amount charged to retained earnings each quarter is added back to contributed capital. This accretion will not be required in the future if the above conversion takes place in May.

NOTE H - Commitments and Contingencies

     On June 2, 1992, Mr. Lawrence M. Powers, a former Director and former Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders. In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992, voted in favor of as a Director), the Company should adjust his existing stock options, provide for the issuance of 167,744 additional shares of common stock to him, and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13,000 plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and (4) for attorney's fees and interest. In June, 1993, in responding to the Company's request for summary judgment, the Court ruled the Board of Directors' decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish the Board was not acting independently and that it could not have acted appropriately. Discovery has concluded in the litigation, and the Company, together with the other defendants, have moved for summary judgment dismissing the complaint. The Company believes Mr. Powers' litigation is without merit and will continue defending against it vigorously.

     The Company currently has no litigation with respect to any environmental matters.
             SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited and dollars in thousands, except per share amounts)

NOTE I - Acquisition

     On November 1, 1994, the Company acquired Pawnee Industries, Inc.'s ("Pawnee") Extrusion and Color Divisions. The purchase included two rigid plastic sheet & rollstock manufacturing plants (Extrusion Division), located in Wichita, Kansas and Paulding, Ohio, along with a color concentrate manu-facturing plant (Color Division), located in Goddard, Kansas. The purchase price for Pawnee's net assets, exclusive of working capital purchased, totaled $15,000, subject to post-closing adjustments. In addition, the Company paid approximately $10,000 for working capital assets (inventory and receivables). The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Pawnee are included in the Company's Consolidated Statement of Operations from the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized over a forty year period on a straight line basis.

     On February 2, 1994, the Company acquired certain assets of Product Components, Inc. ("ProCom"). The purchase included two rigid plastic sheet & rollstock manufacturing plants, located in Richmond, Indiana and Clare, Michigan, along with various other assets of ProCom. The purchase price for ProCom's net assets totaled $8,160, subject to post-closing adjustments. Approximately $6,800 of this purchase price was paid in cash, while the remaining balance represented the net liabilities assumed by the Company.
The acquisition has been accounted for by the purchase method, and accord-ingly, the results of operations of ProCom are included in the Company's Consolidated Statement of Operations from the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized over a forty year period on a straight line basis.

     The following summarizes unaudited pro forma consolidated results of operations for the thirteen weeks ended January 29, 1994, assuming the Pawnee and ProCom acquisitions had occurred at the beginning of fiscal year 1994. The results are not necessarily indicative of what would have occurred had these transactions been consummated as of the beginning of the fiscal year presented, or of future operations of the consolidated companies.

                                                   PRO FORMA
                                             THIRTEEN WEEKS ENDED
                                               January 29, 1994

     Net Sales                                      $ 68,458

     Earnings Before Income Taxes                   $  3,023

     Net Earnings                                   $  2,673

     Net Earnings Per Common Share:
          Primary                                   $    .23

          Fully diluted                             $    .11
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net sales for the thirteen weeks ended January 28, 1995, increased from the similar period in 1994, primarily the result of sizable gains in pounds sold by the Company's rigid sheet & rollstock group. This group experienced sales volume increases of approximately 56% for the thirteen weeks ended January 28, 1995, over the similar period of 1994. The majority of the gains in sales volume during this period were obtained from our February 2, 1994, acquisition of certain assets of Product Components, Inc. ("ProCom") and our November 1, 1994, acquisition of Pawnee Industries, Inc.'s ("Pawnee") Extru-sion Division (see "Financial Condition - Investing Activities" below for a further discussion of these acquisitions) and from the sign/advertising, home improvement and material handling markets.

     In addition, sales volume increases of approximately 33% were achieved by our merchant compounding group during the thirteen weeks ended January 28, 1995, from the similar period in 1994. These increases were primarily the result of stronger demand from the specialty medical, office product and footwear industries and the group's newly acquired color concentrate facility.

     Cost of sales showed a sizable increase from the prior year but remained consistent when stated as a percentage of net sales. This consistency was achieved, despite higher material costs caused by the increase in worldwide demand for plastic resins, as production efficiencies offset that portion of the raw material increases not absorbed by customers.

     Selling and administrative expense increased by nearly 27%, a direct result of the ProCom and Pawnee acquisitions. However, through the Company's cost containment efforts, selling and administrative costs as a percentage of net sales actually decreased by nearly 2%.

     The increase in depreciation and amortization is the result of the ProCom and Pawnee acquisitions and the capital expenditures incurred by the Company during the last three quarters of fiscal 1994 and the first quarter of fiscal 1995 (approximately $8.4 million).

     Operating earnings for the thirteen weeks ended January 28, 1995, also increased from the similar period in 1994. The gains in operating earnings were achieved through the increased sales volumes discussed above, cost containment efforts and the initial benefits of our ProCom and Pawnee acquisitions.

     Interest expense for the thirteen weeks ended January 28, 1995, increas-ed from the similar period in 1994, reflecting the additional borrowings incurred by the Company for the acquisition of certain divisions of Pawnee. In addition, the Company's borrowing rate was approximately 2 percentage points higher during the thirteen weeks ended January 28, 1995, compared to the similar period of 1994, as a result of the Federal Reserve Board's desire to keep inflation under control by increasing interest rates during 1994.

     The income tax provision was substantially higher during the first quarter of fiscal year 1995, compared to the similar period in 1994, as a result of the utilization of substantially all of the Company's book net operating loss carryforwards during fiscal year 1994. The Company is pro-jecting a 25% tax provision for fiscal year 1995, with a full tax provision anticipated for fiscal year 1996. Actual tax payments will only be 50-60% of the book provision due to the tax net operating loss carryforwards.

Financial Condition

Operations

     The improvement in cash flow from operations reflects the Company's increase in profitability and the better management of working capital. The Company anticipates that it should be in a position to declare a cash dividend after the close of the second quarter of fiscal 1995. The Board currently intends to pay a special dividend of three cents (3) per share in May and then begin paying regular quarterly dividends in June, 1995.

Investing Activities

     Capital expenditures for the thirteen weeks ended January 28, 1995 increased slightly as compared to the same period of 1994. The Company anticipates total capital expenditures for fiscal year 1995 to be approximately $6.5 to $7.0 million. The primary component of these capital expenditures will include the upgrading of all facilities, in particular those operations obtained through our recent acquisitions of ProCom and Pawnee.

     Reference is made to Note I, Acquisition, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's February 2, 1994, acquisition of certain assets of ProCom and November 1, 1994, acquisition of certain divisions of Pawnee.

     The Company has not incurred any significant capital expenditures in order to comply with the Clean Air Act Amendments of 1990. In addition, the Company does not anticipate such capital expenditures to be material in the future.

Financing Activities

     The Company renegotiated its senior credit facility with Chemical Bank on November 1, 1994. This new facility increased the Company's borrowing capacity from $37.0 to $47.0 million and its Term Loan commitment from $13.0 to $18.0 million. Reference is made to Note D, Senior Long-Term Debt, in Item 1 of this report, which is incorporated herein by reference, for a further discussion of the Company's Senior Long-Term Debt refinancing.

     The Company anticipates that cash flow from operations and the additional borrowing capacity provided under the Company's refinanced senior credit facility will be adequate to provide necessary funds for the balance of fiscal year 1995.
PART II - OTHER INFORMATION

     Responses to Part II, Items 1, 2, 3, 4, and 5, are omitted because the requested information has been previously reported, the items are inapplicable or the answer is negative.



Item 6 (a).    Exhibits

                 10      Spartech Corporation Non-Qualified
                         Deferred Compensation Plan

                 11      Statement re Computation of Per Share
Earnings

                 27      Financial Data Schedule


Item 6 (b).    Reports on Form 8-K

                 A report on Form 8-K, dated November 1, 1994, relating to the acquisition of Pawnee Industries, Inc.'s ("Pawnee") Extrusion and Color Divisions, was filed on November 16, 1994. In addition, a Form 8-K/A, an amendment to the above Form 8-K, was filed with the Securities and Exchange Commission on January 13, 1995. This amendment was filed to submit certain financial statements and pro forma financial statements concerning Spartech Corporation's November 1, 1994 acquisition of Pawnee.
SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SPARTECH CORPORATION
                                          (Registrant)




Date:  February 22, 1995         /s/  Bradley B. Buechler
                                      Bradley B. Buechler
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)





                                 /s/  David B. Mueller
                                      David B. Mueller
                                      Vice President of Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)