Form 10-Q
period 1995-04-29
SPARTECH CORP
filed 1995-05-26
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 29, 1995

                               or

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding as of May 1, 1995

Common Stock, $.75 par value
        per share                            23,115,354

              SPARTECH CORPORATION AND SUBSIDIARIES

                              INDEX

                         April 29, 1995





PART I.   FINANCIAL INFORMATION                           PAGE

          CONSOLIDATED CONDENSED BALANCE SHEET -
          April 29, 1995 and October 29, 1994               3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the thirteen and
          twenty-six weeks ended April 29, 1995
          and April 30, 1994                                4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for the twenty-six weeks
          ended April 29, 1995 and April 30, 1994           5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    11


PART II.  OTHER INFORMATION                                13

          SIGNATURES                                       14

             SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
        (Dollars in thousands, except per share amounts)

                             ASSETS

                                     April 29, 1995  October 29,
                                       (unaudited)      1994
Current Assets
  Cash                                   $   1,562    $   1,752
  Accounts and notes receivable, net        52,699       40,493
  Inventories                               37,560       22,936
  Prepayments and other                      1,578        1,112
     Total Current Assets                   93,399       66,293

Plant and Equipment, net                    61,268       46,656

Goodwill                                    24,081       21,044

Other Assets                                 1,352        1,727

                                         $ 180,100    $ 135,720

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt   $   3,000    $   2,750
  Accounts payable                          43,288       28,403
  Accrued liabilities                       12,230        8,789
     Total Current Liabilities              58,518       39,942

Senior Long-Term Debt,
  Less Current Maturities                   44,829       26,285

9% Convertible Subordinated Debentures      10,134       10,134

Other Liabilities                              674        1,126

     Total Long-Term Liabilities            55,637       37,545

Shareholders' Equity
  6% Cumulative Convertible Preferred
    Stock, 776,700 shares issued and
    outstanding ($50 per share
    liquidation value)                         777          777
  Common stock, 8,851,947 shares
    issued in 1995 and 8,629,947
    shares issued in 1994                    6,639        6,472
  Contributed capital                       76,068       74,438
  Retained deficit                         (17,472)     (23,449)
  Treasury stock, at cost, 11,228 shares
    in 1995 and 1,324 shares in 1994           (67)          (5)

     Total Shareholders' Equity             65,945       58,233

                                         $ 180,100    $ 135,720

The accompanying notes are an integral part of this financial statement.
   SPARTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
 (Unaudited and dollars in thousands, except per share amounts)


                               THIRTEEN            TWENTY-SIX
                              WEEKS ENDED          WEEKS ENDED
                         April 29, April 30,  April 29, April 30,
                            1995      1994       1995       1994

Net Sales                 $ 95,649  $ 64,350   $174,907  $113,508

Costs and Expenses
  Cost of sales             80,750    54,437    148,021    95,659
  Selling and
    administrative           6,694     4,815     11,778     8,824
  Depreciation and
    amortization             1,503     1,107      2,989     2,090
                            88,947    60,359    162,788   106,573

Operating Earnings           6,702     3,991     12,119     6,935

Interest                     1,252       795      2,494     1,466


Earnings Before
  Income Taxes               5,450     3,196      9,625     5,469

Provision for
  Income Taxes               1,500       400      2,550       570

Net Earnings                 3,950     2,796      7,075     4,899

Preferred Stock Accretion      549       518      1,098     1,036

Net Earnings Applicable
  to Common Shares        $  3,401  $  2,278   $  5,977  $  3,863


Net Earnings Per
  Common Share:
  Primary                 $    .36  $    .25   $    .63  $    .42

  Fully diluted           $    .16  $    .12   $    .29  $    .21



The accompanying notes are an integral part of this financial statement.

             SPARTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              (Unaudited and dollars in thousands)

                                                  TWENTY-SIX
                                                  WEEKS ENDED
                                             April 29,  April 30,
                                                1995       1994


CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                                 $ 7,075   $ 4,899
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization              2,989     2,090
      Change in current assets and liabilities,
        net of effects of acquisitions            (411)   (1,368)
  Other, net                                       (61)      473
       Net cash provided by
         operating activities                    9,592     6,094

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                          (5,709)   (3,984)
  Retirement of assets, net                        556        63
  Business acquisitions                        (24,060)   (6,840)
  Proceeds from note receivable                      -       495
       Net cash used for investing activities  (29,213)  (10,266)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings under revolving credit loan    15,794     6,533
  Term loan additions                            5,000         -
  Principal payments on term loan               (2,000)   (3,000)
  Stock options exercised                          699       607
  Treasury stock acquired                          (62)        -
       Net cash provided by
         financing activities                   19,431     4,140

INCREASE (DECREASE) IN CASH                       (190)      (32)

CASH AT BEGINNING OF PERIOD                      1,752      1,449

CASH AT END OF PERIOD                          $ 1,562    $ 1,417



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

     Operating results for the thirteen and twenty-six weeks ended April 29, 1995 and April 30, 1994 are seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at April 29, 1995 and October 29, 1994 are comprised of the following components:

                                  1995           1994

          Raw materials         $ 27,350       $ 16,171
          Finished goods          10,210          6,765
                                $ 37,560       $ 22,936

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

NOTE D - Senior Long-Term Debt

     On November 1, 1994, the Company acquired certain divisions of Pawnee Industries, Inc. (see Note I, Acquisition, for a discussion of this purchase). To facilitate the funding of this purchase, the Company amended its Credit Facility effective November 1, 1994, by increasing its Revolving Credit Loan from $37,000 to $47,000 and its Term Loan commitment from $13,000 to $18,000.

     The Term Loan is due in quarterly payments of $500 to $1,000, commencing on November 1, 1994, with the remaining principal balance to be paid in full on April 30, 1998. Both the Revolving Credit Loan and Term Loan are secured by receivables, inventories and all of the property of the Company. Interest on these loans is payable at a rate chosen by the Company of either Chemical's Prime rate plus 0.25% or the Adjusted LIBO rate plus 1.75%. As of April 29, 1995, Chemical's Prime rate was 9.0% and the six month Adjusted LIBO rate was 6.3125%

NOTE E - Earnings Per Share

     Primary net earnings per common share are computed based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of stock options and warrants. Such average shares were:

     Period Ended           Thirteen Weeks        Twenty-Six Weeks

    April 29, 1995             9,566,000              9,478,000
    April 30, 1994             9,407,000              9,119,000

     Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive.
Assumed conversions increased the weighted average number of common shares outstanding by:

     Period Ended           Thirteen Weeks        Twenty-Six Weeks

    April 29, 1995            14,453,000             14,508,000
    April 30, 1994            14,275,000             14,275,000

     For the computation of primary net earnings per common share, net earnings have been increased for an after-tax interest expense reduction as computed under the modified treasury stock method.
For the computation of fully diluted net earnings per common share, net earnings have been further increased for the elimination of preferred stock accretion resulting from the assumed conversion of preferred stock. Net earnings increases for the thirteen and twenty-six weeks ended April 29, 1995 and April 30, 1994 were as follows:
                            Thirteen Weeks       Twenty-Six Weeks
                            1995      1994        1995      1994

          Primary          $    -    $   35      $    -    $   91
          Fully Diluted    $  549    $  518      $1,098    $1,036
SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited and dollars in thousands, except per share amounts)

     Effective May 1, 1995, all of the Company's Preferred Stockholders converted their securities into common stock. The conversion increased the Company's outstanding shares by 14,274,635, resulting in total outstanding common shares, as of May 1, 1995, of 23,115,354. If the Preferred Stock-holders had converted their securities at the beginning of 1994, the earnings per share reported for the thirteen and twenty-six weeks ended April 29, 1995 and April 30, 1994 would be equal to the amount reported as fully diluted earnings per common share during these time periods, and is as follows:
                                Thirteen Weeks     Twenty-Six Weeks
                                1995      1994      1995      1994

  Earnings Per Common Share    $  .16    $  .12    $  .29    $  .21

NOTE F - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the thirteen and twenty-six weeks ended April 29, 1995 and April 30, 1994 is as follows:
                                                 1995       1994
 Cash paid for:
   Interest (net of amounts capitalized)        $ 2,423    $ 1,434
   Income taxes                                 $ 1,635    $   456
 Schedule of noncash transactions:
   Business acquisition--
       Fair value of assets acquired            $26,030    $12,274
       Liabilities assumed                       (1,970)    (5,434)
   Total cash paid for the net assets acquired  $24,060    $ 6,840

NOTE G - Shareholders' Equity

     The authorized capital stock of the Company consists of 35 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock.

     Preferred stock outstanding as of April 29, 1995 and October
29, 1994 consisted of the following series of 6% Cumulative
Convertible Preferred Stock, which are convertible into the shares of common stock indicated and which carry the equivalent common share voting rights indicated prior to conversion:

 Preferred      Number of        Common Stock   Equivalent Common
   Stock     Preferred Shares   Issuable Upon     Share Voting
  Series       Outstanding        Conversion          Rights

  Series L        373,500          6,884,987        1,721,247
  Series M        343,200          6,289,998        1,572,500
  Series N         60,000          1,099,650          274,913

   These series of preferred stock were issued at an equivalent price of $50 per share as part of a debt-to-equity restructuring completed April 30, 1992. In total, the restructuring resulted in the exchange of $30,163 of the Company's subordinated debt for these issues of preferred and common stock.
SPARTECH CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited and dollars in thousands, except per share amounts)

   Dividends are payable on each series of preferred stock commencing April 30, 1995 at an annual rate of $3.00 per share; provided however, that in the event a cash dividend is not declared by the Company's Board of Directors, dividends shall be payable in shares of common stock based on a price of $5.00 per share of common stock.

   Due to the absence of a dividend requirement until April 30, 1995 on these series of preferred stock, a noncash charge for the accretion of the preferred stock has been recognized. Such charges were:
       Period Ended         Thirteen Weeks       Twenty-Six Weeks

      April 29, 1995            $  549                 $1,098
      April 30, 1994            $  518                 $1,036

The charge results in no net change in shareholders' equity, as the same amount charged to retained earnings each quarter is added back to contributed capital. Effective May 1, 1995, all of the Company's Preferred Stockholders converted their securities into common stock. As such, this accretion, along with preferred stock dividend payments, will not be required in the future.

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

NOTE I - Acquisition

     On November 1, 1994, the Company acquired Pawnee Industries, Inc.'s ("Pawnee") Extrusion and Color Divisions. The purchase included two rigid plastic sheet & rollstock manufacturing plants (Extrusion Division), located in Wichita, Kansas and Paulding, Ohio, along with a color concentrate manu-facturing plant (Color Division), located in Goddard, Kansas. The purchase price for Pawnee's net assets, exclusive of working capital purchased, totaled $15,000, subject to post-closing adjustments. In addition, the Company paid approximately $9,000 for net working capital assets (inventory and receivables net of assumed accrued liabilities). The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Pawnee are included in the Company's Consolidated Statement of Operations from the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized over a forty year period on a straight line basis.

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

     The following summarizes unaudited pro forma consolidated results of operations for the thirteen and twenty-six weeks ended April 30, 1994, assuming the Pawnee and ProCom acquisitions had occurred at the beginning of fiscal year 1994. The results are not necessarily indicative of what would have occurred had these trans-actions been consummated as of the beginning of the fiscal year presented, or of future operations of the consolidated companies.

                                              PRO FORMA
                                            April 30, 1994
                                       Thirteen      Twenty-Six
                                      Weeks Ended    Weeks Ended

     Net Sales                          $ 86,350       $154,808

     Earnings Before Income Taxes       $  4,246       $  7,269

     Net Earnings                       $  3,576       $  6,249

     Net Earnings Per Common Share:
          Primary                       $    .33       $    .56
          Fully diluted                 $    .15       $    .26
Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the thirteen and twenty-six weeks ended April 29, 1995, increased from the similar periods in 1994, as the result of sizable gains in pounds sold by both of the Company's operating divisions. The rigid sheet & rollstock group experienced sales volume increases of approximately 30% and 40%, respectively, for the thirteen and twenty-six weeks ended April 29, 1995, over the similar periods of 1994. The majority of the gains in sales volume during these periods were obtained from our November 1, 1994, acquisition of Pawnee Industries, Inc.'s ("Pawnee") Extrusion Division and our February 2, 1994, acquisition of certain assets of Product Components, Inc. ("ProCom") (see "Financial Condition - Investing Activities" below for a further discussion of these acquisitions) and from increased product requests from the rigid sheet & rolltock gorup's sign/advertising, home improvement and material handling markets.

     In addition, sales volume increases of approximately 30% were achieved by our merchant compounding group during the thirteen and twenty-six weeks ended April 29, 1995, from the similar periods in 1994. These increases were primarily the result of stronger demand from the specialty extrusion, office product, wallcovering, and footwear industries and the group's newly acquired color concentrate facility.

     Cost of sales showed a sizable increase for both the thirteen and twenty-six weeks ended April 29, 1995, compared with the similar periods of 1994, but remained consistent when stated as a percentage of net sales. This consistency was achieved, despite higher material costs caused by the increase in worldwide demand for plastic resins, as production efficiencies offset that portion of the raw material increases not absorbed by customers.

     Selling and administrative expense increased by more than 33% for the thirteen and twenty-six weeks ended April 29, 1995 from the similar periods of 1994, a direct result of the ProCom and Pawnee acquisitions. However, through the Company's cost containment efforts, selling and administrative costs as a percentage of net sales actually decreased during the thirteen and twenty-six weeks ended April 29, 1995.

     The increase in depreciation and amortization during the thirteen and twenty-six weeks ended April 29, 1995 over the similar periods of 1994 is the direct result of the capital assets and goodwill associated with the ProCom and Pawnee acquisitions and the sizable capital expenditures incurred by the Company during the past eighteen months (approximately $13.9 million).

     Operating earnings for the thirteen and twenty-six weeks ended April 29, 1995, also increased from the similar periods in 1994. The gains in operating earnings were achieved through the increased sales volumes discussed above, production efficiencies, cost containment efforts, and the initial benefits of the ProCom and Pawnee acquisitions.

     Interest expense for the thirteen and twenty-six weeks ended April 29, 1995, increased from the similar periods in 1994, reflecting the additional borrowings incurred by the Company for the acquisition of certain divisions of Pawnee. In addition, the Company's borrowing rate was approximately 2 percentage points higher during the thirteen and twenty-six weeks ended April 29, 1995, compared to the similar periods of 1994, as a result of the Federal Reserve Board's desire to keep inflation under control by increasing interest rates.

     The income tax provision was substantially higher during the first half of fiscal year 1995, compared to the similar period in 1994, as a result of the utilization of substantially all of the Company's book net operating loss carryforwards during fiscal year 1994. The Company is projecting a 25-27% effective tax rate for fiscal year 1995, with a full tax provision anticipated for fiscal year 1996. Actual tax payments will only be 50-60% of the book provision due to the tax net operating loss carryforwards and depreciation timing differences.

Financial Condition

Operations

     The improvement in cash flow from operations reflects the Company's increase in profitability and the improved management of working capital. On May 2, 1995, the Company's Board of Directors declared a special dividend of three cents ($.03) per share, payable May 31, 1995. In addition, the Board reconfirmed its intent to begin a regular quarterly cash dividend, also likely in the amount of three cents ($.03) per share, commencing in June of this year.

Investing Activities

     Capital expenditures for the twenty-six weeks ended April 29, 1995 increased significantly as compared to the same period of 1994. The Company anticipates total capital expenditures for fiscal year 1995 to be approximately $8.5 to $9.0 million. The primary components of these capital expenditures will include the purchase of four new rollstands and the upgrading of all facilities, in particular those operations obtained through our recent acquisitions of ProCom and Pawnee.

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

               None

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SPARTECH CORPORATION
                                       (Registrant)




Date:    May 30, 1995       /s/      Bradley B. Buechler
                                     Bradley B. Buechler
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)





                            /s/      David B. Mueller
                                     David B. Mueller
                                     Vice President of Finance
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)