Form 10-Q
period 1995-07-29
SPARTECH CORP
filed 1995-08-29
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C.  20549

                                             Form 10-Q

(Mark One)


         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 29, 1995

                                   or

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

          Class              Outstanding as of July 29, 1995

      Common Stock,
     $.75 par value
        per share                        23,209,169

                               SPARTECH CORPORATION AND SUBSIDIARIES

                                               INDEX

                                           July 29, 1995





PART I.    FINANCIAL INFORMATION                     PAGE

           CONSOLIDATED CONDENSED BALANCE SHEET -
           July 29, 1995 and October 29, 1994         3

           CONSOLIDATED CONDENSED STATEMENT OF
           OPERATIONS - for the thirteen and
           thirty-nine weeks ended July 29, 1995
           and July 30, 1994                          4

           CONSOLIDATED CONDENSED STATEMENT OF
           CASH FLOWS - for the thirty-nine weeks
           ended July 29, 1995 and July 30, 1994      5

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL
           STATEMENTS                                 6

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                12


PART II.   OTHER INFORMATION                         14

           SIGNATURES                                15

                                  SPARTECH CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in thousands, except per share amounts)

                                                 ASSETS
                                      July 29, 1995   October 29,
                                       (unaudited)       1994
Current Assets
   Cash                                 $   1,702      $   1,752
   Accounts and notes receivable, net      48,309         40,493
   Inventories                             36,440         22,936
   Prepayments and other                    1,623          1,112
     Total Current Assets                  88,074         66,293

Plant and Equipment, net                  61,660          46,656

Goodwill                                  24,197          21,044

Other Assets                               1,070           1,727

                                       $ 175,001       $ 135,720


                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of
    long-term debt                     $   3,000       $   2,750
   Accounts payable                       36,135          28,403
   Accrued liabilities                    12,584           8,789
     Total Current Liabilities            51,719          39,942



Senior Long-Term Debt,
 Less Current Maturities                  43,831          26,285

9% Convertible Subordinated Debentures    10,134          10,134

Other Liabilities                            675           1,126

     Total Long-Term Liabilities          54,640          37,545

Shareholders' Equity
   6% Cumulative Convertible Preferred
    Stock, 776,700 shares issued and
    outstanding in 1994 ($50 per share
    liquidation value)                         -             777
   Common stock, 23,220,456 and
    8,629,947 shares issued in 1995
    and 1994, respectively                17,415           6,472
   Contributed capital                    66,333          74,438
   Retained deficit                       (15,039)        (23,449)
   Treasury stock, at cost, 11,287 and
    1,324 shares in 1995 and 1994,
    respectively                             (67)             (5)

     Total Shareholders' Equity           68,642          58,233

                                       $ 175,001       $ 135,720

The accompanying notes are an integral part of this financial statement.
                       SPARTECH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                  (Unaudited and dollars in thousands, except per share amounts)


                              THIRTEEN             THIRTY-NINE
                             WEEKS ENDED          WEEKS ENDED
                         July 29,  July 30,   July 29,  July 30,
                           1995      1994       1995      1994

Net Sales                $ 90,891  $ 69,765   $265,798  $183,273

Costs and Expenses
  Cost of sales            76,694    58,959    224,715   154,618
  Selling and
    administrative          6,348     4,748     18,126    13,572
  Depreciation and
    amortization            1,544     1,159      4,533     3,249
                           84,586    64,866    247,374   171,439

Operating Earnings          6,305     4,899     18,424    11,834

Interest                    1,285       824      3,779     2,290


Earnings Before
  Income Taxes              5,020     4,075     14,645     9,544

Provision for
  Income Taxes              1,200     1,000      3,750     1,570

Net Earnings                3,820     3,075     10,895     7,974

Preferred Stock
  Accretion                     -       548      1,098     1,585

Net Earnings Applicable
  to Common Shares       $  3,820  $  2,527   $  9,797  $  6,389


Net Earnings Per Common Share:
  Primary                $    .16  $    .28   $    .68  $    .70

  Fully diluted          $    .16  $    .13   $    .45  $    .34



The accompanying notes are an integral part of this financial statement.

                                 SPARTECH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited and dollars in thousands)


                                         THIRTY-NINE WEEKS ENDED
                                          July 29,     July 30,
                                            1995         1994


CASH FLOW FROM OPERATING ACTIVITIES
  Net earnings                             $10,895      $ 7,974
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization          4,533        3,249
      Change in current assets and
        liabilities, net of effects
        of acquisitions                     (2,045)      (1,763)
  Other, net                                   222          852
       Net cash provided by
         operating activities               13,605       10,312

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                      (7,403)     (5,921)
  Retirement of assets, net                    498           73
  Business acquisitions                    (24,060)      (6,840)
  Proceeds from note receivable                  -          495
       Net cash used for investing
         activities                        (30,965)     (12,193)

CASH FLOW FROM FINANCING ACTIVITIES
  Net borrowings under revolving
    credit loan                             15,546        4,733
  Term loan additions                        5,000            -
  Principal payments on term loan           (2,750)      (3,000)
  Cash dividends on common stock            (1,387)           -
  Stock options exercised                      963          705
  Treasury stock acquired                      (62)           -
       Net cash provided by financing
         activities                         17,310        2,438

INCREASE (DECREASE) IN CASH                    (50)         557

CASH AT BEGINNING OF PERIOD                  1,752        1,449

CASH AT END OF PERIOD                      $ 1,702      $ 2,006



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

        Operating results for the thirteen and thirty-nine weeks ended July 29, 1995 and July 30, 1994 are seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at July 29, 1995 and October 29, 1994 are comprised of the following components:

                                           1995            1994

                Raw materials            $ 26,376        $ 16,171
                Finished goods             10,064           6,765

                                         $ 36,440        $ 22,936

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

        On November 1, 1994, the Company acquired certain divisions of Pawnee Industries, Inc. (see Note I, Acquisition, for a discussion of this purchase). To facilitate the funding of this purchase, the Company amended its Credit Facility with Chemical Bank effective November 1, 1994, by increasing its Revolving Credit Loan from
$37,000 to $47,000 and its Term Loan commitment from $13,000 to $18,000.

        The Term Loan is due in quarterly payments of $500 to $1,000, commencing on November 1, 1994, with the remaining principal balance to be paid in full on April 30, 1998. Both the Revolving Credit Loan and Term Loan are secured by receivables, inventories and all of the property of the Company. Interest on these loans is payable at a rate chosen by the Company of either Chemical's prime rate plus 0.25% or the Adjusted LIBO rate plus 1.75%. Subsequent to July 29, 1995, this Credit Facility was retired using funds obtained from the new financing arrangements entered into by the Company, as discussed in more detail below.

        On August 15, 1995, the Company completed a $50 Million Private Placement of 10-Year Unsecured Senior Notes at a Fixed Rate of 7.21%. These Unsecured Senior Notes require equal annual principal payments of approximately $7,143 commencing on August 15, 1999. Interest on these Notes is payable semi-annually on February 15 and August 15 of each year. In addition, the Company finalized a new revolving Unsecured $40,000 Bank Credit Facility with Bank of America. This new Facility has a 5-year term, with interest payable at a rate chosen by the Company of either Bank of America's prime rate or the adjusted LIBO rate plus .75%. As of July 29, 1995, Bank of America's prime rate was 8.75% and the six month adjusted LIBO rate was 6.4375%.

        The proceeds from these new financing arrangements were used to pay off the Company's Senior Credit Facility with Chemical Bank, referred to above, and will be used to redeem all of the Company's 9% Convertible Subordinated Debentures.

NOTE E - Earnings Per Share

        Primary net earnings per common share are computed based upon the weighted average number of common shares outstanding during each period after consideration of the dilutive effect of stock options and warrants. Such average shares were:

      Period Ended         Thirteen Weeks      Thirty-Nine Weeks

    July 29, 1995            24,134,938           14,379,699
    July 30, 1994             9,389,000            9,188,000

        Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive.
Assumed conversions increased the weighted average number of common shares outstanding by:
           SPARTECH CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Unaudited and dollars in thousands, except per share amounts)


      Period Ended         Thirteen Weeks      Thirty-Nine Weeks

    July 29, 1995                     -            9,665,063
    July 30, 1994            14,275,000           14,275,000

        For the 1994 computation of primary net earnings per common share, net earnings applicable to common shares have been increased for an after-tax interest expense reduction as computed under the modified treasury stock method. Due to the May 1, 1995 conversion of the Company's Preferred Stock into Common Stock, as discussed below, the 1995 computation of primary net earnings per common share was computed using the treasury stock method, which requires no such adjustment to net earnings. For the computation of fully diluted net earnings per common share, net earnings applicable to common shares have been further increased for the elimination of preferred stock accretion resulting from the assumed conversion of preferred stock. Net earnings increases for the thirteen and thirty-nine weeks ended July 29, 1995 and July 30, 1994 were as follows:

                          Thirteen Weeks       Thirty-Nine Weeks
                          1995      1994        1995       1994

     Primary             $    -    $   43      $    -     $  124
     Fully Diluted       $    -    $  548      $1,098     $1,585

        Effective May 1, 1995, all of the Company's Preferred Stockholders converted their securities into common stock. The conversion increased the Company's outstanding shares by 14,274,635. If the Preferred Stockholders had converted their securities at the beginning of 1994, the earnings per share reported for the thirteen and thirty-nine weeks ended July 29, 1995 and July 30, 1994 would be equal to the amount reported as fully diluted earnings per common share during these time periods, which is as follows:
                             Thirteen Weeks       Thirty-Nine Weeks
                             1995      1994        1995       1994

Earnings Per Common Share   $  .16    $  .13      $  .45     $  .34

NOTE F - Cash Flow Information

        Supplemental information on cash flows and noncash
transactions for the thirty-nine weeks ended July 29, 1995 and July 30, 1994 is as follows:
                                          1995        1994
Cash paid for:
  Interest (net of amounts capitalized)  $ 3,463     $ 1,980
  Income taxes                           $ 2,746     $   778
Schedule of noncash transactions:
  Business acquisition--
     Fair value of assets acquired       $26,330     $12,274
     Liabilities assumed                  (2,270)     (5,434)
  Total cash paid for the net
    assets acquired                      $24,060     $ 6,840

SPARTECH CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (Unaudited and dollars in thousands, except per share amounts)


NOTE G - Shareholders' Equity

        The authorized capital stock of the Company consists of 35 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock.

        Preferred stock outstanding as of October 29, 1994 consisted of the following series of 6% Cumulative Convertible Preferred
Stock, which were convertible into the shares of common stock indicated and which carried the equivalent common share voting rights indicated prior to conversion:

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

        Dividends were payable on each series of preferred stock commencing April 30, 1995 at an annual rate of $3.00 per share.
Due to the absence of a dividend requirement until April 30, 1995 on these series of preferred stock, a noncash charge for the accretion of the preferred stock has been recognized. Such charges were:

      Period Ended        Thirteen Weeks     Thirty-Nine Weeks

    July 29, 1995             $    -              $1,098
    July 30, 1994             $  548              $1,585

The charge results in no net change in shareholders' equity, as the same amount charged to retained earnings each quarter is added back to contributed capital. Effective May 1, 1995, all of the Company's Preferred Stockholders converted their securities into common stock. As such, this accretion, along with preferred stock dividend payments, were not required during the thirteen weeks ended July 29, 1995 and will not be required in the future.

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

NOTE I - Acquisition

        On November 1, 1994, the Company acquired Pawnee Industries, Inc.'s ("Pawnee") Extrusion and Color Divisions. The purchase included two rigid plastic sheet & rollstock manufacturing plants (Extrusion Division), located in Wichita, Kansas and Paulding,
Ohio, along with a color concentrate manu-facturing plant (Color Division), located in Goddard, Kansas. The purchase price for Pawnee's net assets, exclusive of working capital purchased, totaled $15,785, subject to post-closing adjustments. In addition, the Company paid $8,275 for net working capital assets (inventory and receivables net of assumed accrued liabilities). The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Pawnee are included in the Company's Consolidated Statement of Operations from the date of acquisition. The excess cost over the fair value of net assets acquired is being amortized over a forty year period on a straight line basis.

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

        The following summarizes unaudited pro forma consolidated results of operations for the thirteen and thirty-nine weeks ended July 30, 1994, assuming the Pawnee and ProCom acquisitions had occurred at the beginning of fiscal year 1994. The results are not necessarily indicative of what would have occurred had these transactions been consummated as of the beginning of the fiscal year presented, or of future operations of the consolidated companies.

                                               PRO FORMA
                                             July 30, 1994
                                        Thirteen      Thirty-Nine
                                       Weeks Ended    Weeks Ended

        Net Sales                          $ 85,156       $235,948

        Earnings Before Income Taxes       $  4,560       $ 11,232

        Net Earnings                       $  3,440       $  9,385

        Net Earnings Per Common Share:

        Primary                           $    .31       $    .86

             Fully diluted                $    .15       $    .41
Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Results of Operations

        Net sales for the thirteen and thirty-nine weeks ended July 29, 1995, increased from the similar periods in 1994, as the result of sizable gains in pounds sold by both of the Company's operating divisions. The rigid sheet & rollstock group experienced sales volume increases of approximately 12% and 30%, respectively, for the thirteen and thirty-nine weeks ended July 29, 1995, over the similar periods of 1994. The majority of the gains in sales volume during these periods were obtained from our November 1, 1994, acquisition of Pawnee Industries, Inc.'s ("Pawnee") Extrusion Division and our February 2, 1994, acquisition of certain assets of Product Components, Inc. ("ProCom") (see "Financial Condition - Investing Activities" below for a further discussion of these acquisitions) and from increased product requests from the rigid sheet & rollstock group's sign/advertising, home improvement and material handling markets.

        In addition, sales volume increases of approximately 16% and 26%, respectively, were achieved by our merchant compounding group during the thirteen and thirty-nine weeks ended July 29, 1995, from the similar periods in 1994. These increases were primarily the result of stronger demand from the specialty extrusion, office product, wallcovering, and footwear industries and the group's newly acquired color concentrate facility.

        Cost of sales showed a sizable increase for both the thirteen and thirty-nine weeks ended July 29, 1995, compared with the similar periods of 1994, but remained consistent when stated as a percentage of net sales. This consistency was achieved, despite higher material costs caused by the increase in worldwide demand for plastic resins, as production efficiencies offset that portion of the raw material increases not absorbed by customers.

        Selling and administrative expense increased by more than 33% for the thirteen and thirty-nine weeks ended July 29, 1995 from the similar periods of 1994, a direct result of the ProCom and Pawnee acquisitions. However, through the Company's cost containment efforts, selling and administrative costs as a percentage of net sales actually decreased during the thirty-nine weeks ended July
29, 1995.

        The increase in depreciation and amortization during the thirteen and thirty-nine weeks ended July 29, 1995 over the similar periods of 1994 is the direct result of the capital assets and goodwill associated with the ProCom and Pawnee acquisitions and the sizable capital expenditures incurred by the Company during the past eighteen months (approximately $13.1 million).

        Operating earnings for the thirteen and thirty-nine weeks ended July 29, 1995, also increased from the similar periods in 1994. The gains in operating earnings were achieved through the increased sales volumes discussed above, production efficiencies, cost containment efforts, and the benefits of the ProCom and Pawnee acquisitions.

        Interest expense for the thirteen and thirty-nine weeks ended July 29, 1995, increased from the similar periods in 1994, reflecting the additional borrowings incurred by the Company for the acquisition of certain divisions of Pawnee. In addition, the Company's borrowing rate was approximately 2 percentage points higher during the thirteen and thirty-nine weeks ended July 29, 1995, compared to the similar periods of 1994, as a result of the Federal Reserve Board's desire to keep inflation under control by increasing interest rates.

        The income tax provision was substantially higher during the first three quarters of fiscal year 1995, compared to the similar period in 1994, as a result of the utilization of substantially all of the Company's book net operating loss carryforwards during fiscal year 1994. The Company is projecting a 25-27% effective tax rate for fiscal year 1995, with a full tax provision anticipated for fiscal year 1996. Actual tax payments will only be 70-80% of the book provision due to the tax net operating loss carryforwards and depreciation timing differences.


Financial Condition

Operations

        The improvement in cash flow from operations reflects the Company's increase in profitability. On May 2, 1995, the Company's Board of Directors declared a special dividend of three cents ($.03) per share that was paid on May 31, 1995. In addition, the Board also declared its first regular quarterly cash dividend on June 2, 1995, in the amount of three cents ($.03) per share, which was paid on June 30 of this year.

Investing Activities

        Capital expenditures for the thirty-nine weeks ended July 29, 1995 increased significantly as compared to the same period of 1994. The Company anticipates total capital expenditures for fiscal year 1995 to be approximately $8.5 to $9.0 million. The primary components of these capital expenditures will include the purchase of four new rollstands and the upgrading of all facilities, in particular those operations obtained through our recent acquisitions of ProCom and Pawnee.

        Reference is made to Note I, Acquisition, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's February 2, 1994, acquisition of certain assets of ProCom and November 1, 1994, acquisition of certain divisions of Pawnee.

        The Company has not incurred any significant capital expenditures in order to comply with the Clean Air Act Amendments of 1990. In addition, the Company does not anticipate such capital expenditures to be material in the future.
Financing Activities

        On August 15, 1995, the Company completed a $50 Million Private Placement of Unsecured Senior Notes at a fixed rate of 7.21% and shortly thereafter, finalized a new Unsecured $40,000 Bank Credit Facility with Bank of America. Reference is made to Note D, Senior Long-Term Debt, in Item 1 of this report, which is incorporated herein by reference, for a further discussion of the Company's new financing arrangements.

     The Company anticipates that cash flow from operations and the borrowing capacity and funds received from the Company's new financing arrangements will be adequate to provide necessary funds for the balance of fiscal year 1995 and into the future.

PART II - OTHER INFORMATION

        Responses to Part II, Items 1, 2, 3, 4, and 5, are omitted because the requested information has been previously reported, the items are inapplicable or the answer is negative.



Item 6 (a).             Exhibits

                           10(A) Second Amendment to the Amended and Restated Employment Agreement, dated July 1, 1995, between Bradley B. Buechler and Spartech Corporation

                           10(B) Second Amendment to the Amended and Restated Employment Agreement, dated July 1, 1995, between David B. Mueller and Spartech Corporation

                           10(C) Employment Agreement, dated June 30, 1995, between Daniel J. Yoder and Spartech Corporation

                           10(D)        $50 Million Senior Unsecured Note
                                        Agreement

                           10(E)        Bank of America Revolving Credit
                                        Agreement

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



                                      SPARTECH CORPORATION
                                          (Registrant)




Date:   August 28, 1995              /s/  Bradley B. Buechler
                                          Bradley B. Buechler
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive
                                          Officer)




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