Form 10-K
period 1995-10-28
SPARTECH CORP
filed 1996-01-16
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended October 28, 1995.

OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _________ to _________

Commission file number 1-5911

SPARTECH CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

43-0761773
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

   There were 23,338,916 shares of common stock outstanding as of December 31, 1995. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $50,539,932 on December 31, 1995.

Documents incorporated by references:

   - Portions of the 1995 Annual Report to Shareholders are incorporated by reference into Parts II and IV.

   - Portions of the Definitive Proxy Statement for the
1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

10K - page 1

PART I

Item 1.   BUSINESS

General

   Spartech Corporation, together with its subsidiaries ("Spartech" or the "Company"), is in the plastics processing business, with its two lines of business being:

Extruded Sheet & Rollstock - which sells its products to various manufacturers who use plastic components in their industrial products. The principal uses of the Company's extruded sheet & rollstock are vehicle interiors, signs, spas and showers, food packaging products, burial vault liners, boats and private watercraft, and refrigerators. The Company is North America's largest custom extruder of rigid plastic sheet & rollstock, operating ten plants nationwide under the name Spartech Plastics; and

Merchant Compounding - which sells specialty alloys, compounds and color concentrates principally to manufacturers of specialized footwear, shutters, loose-leaf binders, cosmetic packaging products, and numerous other custom plastic applications. The Company produces and distributes these products from four plants under the names Spartech Compounding and Spartech Vy-Cal Plastics.

   The Company's principal executive office is located at 7733 Forsyth Boulevard, Suite 1450, Clayton, Missouri 63105-1817, telephone (314) 721-4242. The Company was incorporated in 1968, succeeding a business which had commenced operations in 1960. In late 1983, the Company began a restructuring program, focusing on its plastics processing business and disposing of all of its non-plastics operating businesses. Since 1983, the Company has expanded its plastics business, most notably through acquisitions. The acquisitions that comprise the Company's current operating facilities include:

   Date
   Acquired   Business Acquired            Principal Product

May 1984      Southwest Converting, Inc.   Extruded Sheet & Rollstock

January 1986  Franklin/Vy-Cal Plastics     Specialty Alloys & Compounds

December 1986 Atlas Plastics Corp.         Extruded Sheet & Rollstock

December 1986 The Resin Exchange, Inc.     Specialty Alloys & Compounds

July 1987     Eagle Plastics, Inc.         Extruded Sheet & Rollstock

January 1993  Penda Corporation's Custom
              Extrusion Division*          Extruded Sheet & Rollstock

February 1994 Product Components, Inc.     Extruded Sheet & Rollstock

November 1994 Pawnee Industries, Inc.**    Extruded Sheet & Rollstock
                                             and Color Concentrates

* Includes Penda's Polystyrene, Print Grade Lithographic Styrene and PET businesses.

** Includes only Pawnee's Extrusion and Color Divisions.

10K - page 2

Extruded Sheet & Rollstock

   The Company's extruded sheet & rollstock group operates under the name Spartech Plastics and is the nation's largest extruder of rigid sheet & rollstock, manufacturing and marketing both single and multilayer co-extruded plastic sheet for many applications. The group, operating 60 extrusion lines, annually produces nearly 300 million pounds of extruded sheet & rollstock from several types of resin, including acrylonitrile butadiene styrene ("ABS"), polycarbonate, polypropylene, acrylic, polyethylene terephthalate (PET), polystyrene, and polyethylene, on a custom basis for end product manufacturers.

   Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the extruded sheet & rollstock group for fiscal years 1995, 1994, and 1993 are as follows:

                                           Fiscal Year
                                     (Dollars in millions)
                                      1995     1994     1993

   Net Sales                        $283.2   $210.0   $150.1

   Operating Earnings                $25.7    $18.8    $11.7

   Products - Customers of the extruded sheet & rollstock group use the Company's plastic sheet & rollstock principally in the manufacture of vehicle interiors, signs, spas and showers, food packaging products, burial vault liners, boats and private watercraft, and refrigerators. Most of the Company's customers thermoform, cut, and trim their plastic sheet for various end uses.

   Manufacturing and Production - The principal raw materials used in manufacturing extruded sheet & rollstock are plastic resins in pellet form, which are crude oil or natural gas derivatives. The Company extrudes a wide variety of plastic resins, including ABS, polycarbonate, polypropylene, acrylic, PET, polystyrene and polyethylene.

   The Company produces plastic sheet of up to three layers using a co-extrusion process, combining the materials in distinct layers as it is extruded through the die into a sheet form. More than half of the Company's plastic sheet is produced using this co-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, the Company will coat the plastic sheet or laminate sheets together in order to achieve performance characteristics desired by customers for particular applications.

   Marketing, Sales and Distribution - The custom sheet extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each of the group's ten plants because of shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The outdoor sign and spa businesses, however, are slightly more national in scope.

10K - page 3

   The Company markets its extruded sheet & rollstock products principally through its own sales force, but also uses a limited number of independent sales representatives. The Company generally does not sell products of the extruded sheet & rollstock group under long-term contracts. During fiscal 1995, the extruded sheet & rollstock group sold its products to approximately 1,200 customers.

Merchant Compounding

   The Company's merchant compounding group is comprised of Spartech Compounding and Spartech Vy-Cal Plastics.

   The merchant compounding group primarily manufactures plastic alloys, compounds and color concentrates for end product manufacturers. In addition, the Spartech Compounding-Cape Girardeau facility distributes thermoplastic resins purchased from other resin suppliers. Spartech Vy-Cal Plastics operates a vinyl calender, supplying finished PVC film to manufacturers of loose-leaf binders, decorator grade wallcoverings, and packaging products for the medical industry. The group annually produces/distributes approximately 90 million pounds of thermoplastic compounds, color concentrates and PVC film, selling to a number of large and small manufacturers of precision plastic products.

   Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the merchant compounding group for fiscal years 1995, 1994, and 1993 are as follows:

                                     Fiscal Year
                                (Dollars in millions)
                                 1995    1994    1993

   Net Sales                    $69.1   $46.6   $39.3

   Operating Earnings            $4.6    $2.8    $2.2

   Products - Customers of the merchant compounding group include both extrusion and injection molding businesses. The group's compounds are principally used in the manufacture of specialized footwear, shutters, loose-leaf binders, cosmetic packaging products, and numerous other custom plastic applications.

   Spartech Compounding produces a highly diversified range of compounds, including: FDA clear compounds for food, beverage, and medical applications; phosphorescent and fluorescent compounds; PVC combinations incorporating nitrile, elvaloy, and polyurethane for chemical and abrasion resistance for footwear, color compounds and other specialty applications.

   Spartech Vy-Cal Plastics operates as a custom specialty house with its own laboratory facility for quality testing of color, thickness, texture, tensile strength, and dimensional stability of its specialized film output.

10K - page 4

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

   Marketing, Sales and Distribution - The merchant compounding group markets most of its products to East Coast and Midwest customers. The group markets its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1995, the merchant compounding group sold its products to approximately 600 customers.

Raw Materials

   The various plastic resins used by the Company in its processing and manufacturing operations are crude oil or natural gas derivatives and are available from a number of domestic and foreign suppliers. Accordingly, the Company's raw materials are only somewhat affected by supply and demand price trends of the petroleum industry; pricing of the resins tends to follow its own supply and demand equation except in periods of anticipated or actual shortages of crude oil or natural gas. The Company is not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in fiscal 1996.

   The Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years.
The Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in fiscal 1996 and beyond.

Seasonality

   The Company's sales volume has somewhat of a seasonal pattern, with the period February through October of each year being the most active time. Fewer orders are placed and less manufacturing activity occurs during the period November through January. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

Competition

   The extruded sheet & rollstock and compounding industries are each highly competitive. Since the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger than the Company and have more extensive production facilities, larger sales and marketing staffs, and substantially greater financial resources than the Company.

10K - page 5

   Important competitive factors in each of the Company's businesses include the ability to: (1) manufacture consistently to required quality levels, (2) provide excellent customer service, including timely deliveries, (3) exercise skill in raw material purchasing, and (4) achieve production line optimization to make the products profitably.

   The Company is an intermediate processor of extruded sheet & rollstock which is sold to customers who shape it for their end use with thermoforming equipment. Several of these customers have, or upon expansion may acquire, extrusion machinery. Moreover, some customers are large enough to justify building their own molds and shifting from thermoforming to an injection molding process. Injection molded products are competitive whenever large quantities are produced or fine detailing or contouring is required on the end product, which is more difficult to obtain through thermoforming. However, thermoforming techniques have been improved in recent years and are generally less expensive than other manufacturing methods due to equipment costs and other associated start-up expenses. In addition, several customers of the Company's merchant compounding division have the capability to formulate their own alloys, compounds and color concentrates. However, the Company expects to benefit from a growing trend of out-sourcing of specialized semifinished materials by many manufacturers.

Backlog

   The Company estimates that the total dollar volume of its backlog as of November 30, 1995, was approximately $23.2 million, which represents approximately three weeks of production for both the extruded sheet & rollstock and merchant compounding groups. The backlog at the same time in 1994 was approximately $27.9 million.

Employees

   The Company's total employment approximates 1,200. There are 900 production personnel at the Company's 14 plants, approximately 30% of whom are union employees covered by several collective bargaining agreements. There have been no strikes in the past three years. Management personnel total approximately 300 supervisory/clerical employees, none of whom are unionized. The Company believes that all of its employee and union relations are satisfactory.

Government Regulation

   The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 1996 to comply with any applicable regulations. The Company is subject to federal, state, and local laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance therewith to materially affect its earnings or competitive position.

10K - page 6

Item 2.   PROPERTIES

   The Company operates in plants and offices aggregating approximately 1,115,000 square feet of space. Approximately 525,000 square feet of plant and office space is leased with the remaining 590,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

                                                             Size in
                                                              Square   Owned/
     Location                   Description                     Feet   Leased

Extruded Sheet & Rollstock

   Arlington, TX                 Extrusion plant & offices   126,000   Leased

   Atlanta, GA                   Extrusion plant & offices    75,000   Leased

   Cape Girardeau, MO            Extrusion plant & offices   100,000    Owned

   Clare, MI                     Extrusion plant & offices    27,000    Owned

   La Mirada, CA                 Extrusion plant & offices    76,000   Leased

   Mankato, MN                   Extrusion plant & offices    36,000    Owned

                                                              50,000   Leased

   McMinnville, OR               Extrusion plant & offices    40,000    Owned

   Paulding, OH                  Extrusion plant & offices    68,000    Owned

                                                              20,000   Leased

   Richmond, IN                  Extrusion plant & offices    52,000    Owned

                                                              40,000   Leased

   Wichita, KS                   Extrusion plant & offices    63,000    Owned

                                                             102,000   Leased

Merchant Compounding

   Cape Girardeau, MO            Compounding plant & offices  57,000    Owned

                                                              30,000   Leased

   Conshohocken, PA              Calendering plant & offices  50,000    Owned

   Goddard, KS                   Color Conc. plant & offices  38,000    Owned

   Kearny, NJ                    Compounding plant & offices  59,000    Owned

   In addition, the Company leases office facilities in St. Louis, Missouri, the aggregate square footage of which is approximately 5,500.

   The plants located at the premises listed above are equipped with 60 sheet extrusion lines, 43 supplementary co-extruders, 9 compounding-milling lines, 5 color compounding lines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that the present facilities are adequate for the level of business anticipated in fiscal year 1996.

   The Company also owns plants and office facilities in Monroe, Louisiana, and Brooklyn, New York, the aggregate square footage of which is approximately 128,000 and 65,000, respectively. The buildings are currently being leased to independent third parties.

10K - page 7

Item 3.   LEGAL PROCEEDINGS

   On June 2, 1992, Mr. Lawrence M. Powers, a former Director and former Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders.
In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992, debt-to-equity restructuring, (which he had previously, on April 13, 1992, voted in favor of as a Director) the Company should adjust his existing stock options, provide for the issuance of additional shares of common stock to him, and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13 million plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and (4) for attorney's fees and interest. In June 1993, in responding to the Company's request for summary judgment, the court ruled the Board of Director's decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish that the Board was not acting independently and that it could not have acted appropriately. Discovery in the litigation has concluded, and the Company, together with the other defendants, has moved for summary judgment dismissing the complaint. On January 9, 1996, Mr. Powers filed a similar lawsuit in the Circuit Court of St. Louis County, Missouri against the Company and certain of its officers and directors. The Company believes that this lawsuit is simply a repackaging of the claims made in the 1992 lawsuit. The Company believes Mr. Powers' lawsuits are without merit and will continue to defend against them vigorously.

   The Company currently has no litigation with respect to any environmental matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 28, 1995.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

   The information entitled "Common Stock and Dividend Information" on page 24 of the 1995 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 6.   SELECTED FINANCIAL DATA

   The information on page 21 of the 1995 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

10K - page 8

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information on pages 8 and 9 of the 1995 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information entitled "Quarterly Financial Information" on page 19 of the 1995 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

   In addition, the financial statements of the Registrant filed herewith are set forth as Item 14 included in Part IV of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission on or about January 19, 1996, is incorporated herein by reference in response to this item. In addition, the following table sets forth certain information with respect to the Company's executive officers:

                              Position with the Company
          Name          Age   and Date Appointed

   Bradley B. Buechler   47   President (April 1987), Chief
                              Executive Officer (October 1991),
                              Chief Operating Officer (May 1985),
                              and Director (February 1984)

   David B. Mueller      42   Vice President of Finance, Chief
                              Financial Officer (February
                              1988), Secretary (October 1991),
                              and Director (March 1994)

   Daniel J. Yoder       54   Vice President - Engineering and
                              Technology (May 1990)

   Randy C. Martin       33   Corporate Controller (September 1995)

10K - page 9

   Mr. Buechler, a CPA, was with Arthur Andersen & Co. before the commencement of his employment with the Company in 1981. Prior to the positions currently held, he was the Company's Corporate Controller and Vice President - Finance from 1981-1984.

   Mr. Mueller, a CPA, was previously with Arthur Andersen & Co. for seven years. He most recently was Corporate Controller of Apex Oil Company, a large independent oil company, from 1981-1988.

   Mr. Yoder was General Manager of the Company's Spartech Plastics Central Region from 1986-1990. From 1983-1986 he was Vice President of Manufacturing for Atlas Plastics, Corp., prior to its acquisition by the Company.

   Mr. Martin, a CPA and CMA, was previously with KPMG Peat Marwick LLP for eleven years.

Item 11.   EXECUTIVE COMPENSATION

Cash Compensation

   The information contained in the sections entitled "Executive Compensation" and "Board of Directors and Committees" of the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission on or about January 19, 1996 is incorporated herein by reference in response to this item.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" of the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission on or about January 19, 1996 is incorporated herein by reference in response to this item.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the section entitled "Election of Directors" and "Executive Compensation" of the Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission on or about January 19, 1996 is incorporated herein by reference in response to this item.

10K - page 10

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

   The following financial statements, financial statement schedules and exhibits are incorporated by reference from the 1995 Annual Report to Shareholders and/or filed as part of this Form 10-K:

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

Financial Statement Schedules

   Schedule
    Number   Description

   II.       Valuation and Qualifying Accounts         F-2   -

10K - page 11

Exhibits

   Exhibits required to be filed by Item 601(a) of Regulation S-K are included as Exhibits to this report as follows:

   Exhibit

   3*        Articles of Incorporation and By-Laws
   10(A)**   Amended and Restated Employment Agreement dated July 1, 1995, between Bradley B. Buechler and Spartech Corporation
   10(B)**   Amended and Restated Employment Agreement dated July 1, 1995, between David B. Mueller and Spartech Corporation
   10(C)**   Amended and Restated Employment Agreement dated June 30, 1995, between Daniel J. Yoder and Spartech Corporation
   10(D)***  Spartech Corporation Incentive Stock Option Plan dated July 26,
               1991
   10(E)***  Spartech Corporation Restricted Stock Option Plan dated July 26,
               1991
   10(F)**** Asset Purchase and Sale Agreement between Spartech Corporation
               (Buyer) and Pawnee Industries, Inc. (Seller)
   11        Statement re Computation of Per Share Earnings
   13        Pages 8 through 24 of 1995 Annual Report to Shareholders
   21*****   Subsidiaries of Registrant
   23        Consent of Independent Public Accountants
   24        Powers of Attorney
   27        Financial Data Schedule

* Filed in response to the Commission's comments concerning the Company's Proxy Statement relating to the Annual Meeting of Shareholders held June 10, 1992, filed with the Commission on May 27, 1992, and incorporated herein by reference.

**   Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, filed with the Commission on August 28, 1995, and incorporated herein by reference.

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

10K - page 12

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         SPARTECH CORPORATION

   January 16, 1996         By:   /S/ Bradley B. Buechler
   (Date)                             Bradley B. Buechler
                                      President, Chief Executive and
                                      Chief Operating Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   DATE            SIGNATURES                TITLE



January 16, 1996   /S/ Bradley B. Buechler   President, Chief Executive and
                       Bradley B. Buechler   Chief Operating Officer, and
                                             Director (Principal Executive
                                             Officer)

January 16, 1996   /S/ David B. Mueller      Vice President of Finance and Chief
                       David B. Mueller      Financial Officer, and Director
                                             (Principal Financial and
                                             Accounting Officer)

January 16, 1996   /S/ John F. Arning        Director
                       John F. Arning*

January 16, 1996   /S/ Thomas L. Cassidy     Director
                       Thomas L. Cassidy*

January 16, 1996   /S/ W. R. Clerihue        Chairman of the Board and Director
                       W. R. Clerihue*

January 16, 1996   /S/ Francis J. Eaton      Director
                       Francis J. Eaton*

January 16, 1996   /S/ Jackson W. Robinson   Director
                       Jackson W. Robinson*

January 16, 1996   /S/ Rodney H. Sellers     Director
                       Rodney H. Sellers*

* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

   /S/ Bradley B. Buechler
   Bradley B. Buechler
   As Attorney-in-Fact

10K - page 13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

   We have audited in accordance with generally accepted auditing standards, the financial statements included in SPARTECH Corporation's 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 6, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

St. Louis, Missouri
December 6, 1995

10K - page F-1

SPARTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED 1995, 1994 AND 1993

(Dollars in thousands)

                                    ADDITIONS
                                    AND
                                    CHARGES
                        BALANCE AT  TO COSTS                 BALANCE AT
                        BEGINNING   AND                      END
    DESCRIPTION         OF PERIOD   EXPENSES    WRITE-OFFS   OF PERIOD





October 28, 1995:
   Allowance for
   Doubtful Accounts    $   1,415   $      840   $   (663)   $  1,592

October 29, 1994:
   Allowance for
   Doubtful Accounts       $1,044    $   1,477    $(1,106)   $  1,415

October 30, 1993:
   Allowance for
   Doubtful Accounts         $845    $   1,027   $   (828)   $  1,044
   Reserve for
   Discontinued Operations   $497   $        -   $   (497)   $-

   Fiscal year 1995 and 1994 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Pawnee Industries, Inc. and Product Components, Inc. in November and February of 1994, respectively.

10K - page F-2