Form 10-Q
period 1996-02-03
SPARTECH CORP
filed 1996-03-01
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D.C.  20549

                                                Form 10-Q

(Mark One)


         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended February 3, 1996

                                   or

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

         Class                 Outstanding as of February 3, 1996

Common Stock, $.75 par value
       per share                            23,361,216

                                  SPARTECH CORPORATION AND SUBSIDIARIES

                                                  INDEX

                                            February 3, 1996





PART I.         FINANCIAL INFORMATION                                     PAGE

                CONSOLIDATED CONDENSED BALANCE SHEET -
                as of February 3, 1996 and October 28, 1995                 3

                CONSOLIDATED CONDENSED STATEMENT OF
                OPERATIONS - for the quarter ended
                February 3, 1996 and January 28, 1995                       4

                CONSOLIDATED CONDENSED STATEMENT OF
                CASH FLOWS - for the quarter ended
                February 3, 1996 and January 28, 1995                       5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9


PART II.        OTHER INFORMATION                                          11

                SIGNATURES                                                 12

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                                  SPARTECH CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEET
                              (Dollars in thousands, except share amounts)

                                                 ASSETS

                                        Feb. 3, 1996  October 28,
                                        (unaudited)      1995
Current Assets
  Cash                                   $   1,607     $   3,505
  Receivables, net                          51,088        51,762
  Inventories                               39,751        33,002
  Prepayments and other                      1,679         1,274
     Total Current Assets                   94,125        89,543

Plant and Equipment                         94,498        91,702
  Less accumulated depreciation             29,896        28,552
     Net Plant and Equipment                64,602        63,150

Goodwill                                    23,816        24,014

Other Assets                                 1,467         1,622

                                         $ 184,010     $ 178,329


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                       $  33,044     $  31,966
  Accrued liabilities                       14,313        12,469
     Total Current Liabilities              47,357        44,435

Long-Term Debt                              58,850        59,510

Other Liabilities                            2,717         2,256

     Total Long-Term Liabilities            61,567        61,766

Shareholders' Equity
  Common stock, 23,420,907 shares
    issued in 1996 and 23,364,407
    shares issued in 1995                   17,566        17,523
  Contributed capital                       66,937        66,771
  Retained deficit                          (9,014)      (12,099)
  Treasury stock, at cost, 59,691 shares
    in 1996 and 11,291 shares in 1995         (403)          (67)

     Total Shareholders' Equity             75,086        72,128

                                         $ 184,010     $ 178,329


See accompanying notes to consolidated financial statements.

                 SPARTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
    (Unaudited and dollars in thousands, except per share amounts)




                                            QUARTER ENDED
                                      February 3,  January 28,
                                          1996         1995

Net Sales                               $ 87,466     $ 79,258

Costs and Expenses
  Cost of sales                           74,473       68,411
  Selling and administrative               5,603        5,248
  Amortization of intangibles                198          182
                                          80,274       73,841

Operating Earnings                         7,192        5,417

   Interest                                1,101        1,242

Earnings Before Income Taxes               6,091        4,175

   Provision for income taxes              2,305        1,050

Net Earnings                               3,786        3,125

   Preferred stock accretion                   -          549

Net Earnings Applicable to Common
 Shares and Equivalents                 $  3,786     $  2,576



Net Earnings Per Common Share:

  Primary                               $    .16     $    .27

  Fully diluted                         $    .16     $    .13
















See accompanying notes to consolidated financial statements.

                                 SPARTECH CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited and dollars in thousands)


                                               QUARTER ENDED
                                         February 3,  January 28,
                                             1996         1995


Cash Flows From Operating Activities
  Net earnings                             $  3,786     $  3,125
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization           1,626        1,486
      Change in current assets and
        liabilities, net of effects
        of acquisitions                      (3,099)         991
  Other, net                                    157         (152)
       Net cash provided by operating
         activities                           2,470        5,450

Cash Flows From Investing Activities
  Capital expenditures                       (2,882)      (2,737)
  Retirement of assets                            2           21
  Business acquisition                            -      (24,516)
       Net cash used for investing
         activities                          (2,880)     (27,232)

Cash Flows From Financing Activities
  Net borrowings (payments) on revolving
    credit facilities                          (660)      17,071
  Term loan additions (payments)                  -        4,500
  Cash dividends on common stock               (701)           -
  Stock options exercised                       209          238
  Treasury stock acquired                      (336)           -
  Other, net                                      -           (3)
       Net cash provided by (used for)
         financing activities                (1,488)      21,806

Increase (Decrease) In Cash                  (1,898)          24

Cash At Beginning Of Period                   3,505        1,752

Cash At End Of Period                      $  1,607     $  1,776











See accompanying notes to consolidated financial statements.

                              SPARTECH CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited and dollars in thousands, except per share amounts)



NOTE A - Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 28, 1995 Annual Report on Form 10-K.

        The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 will include 53 weeks compared to 52 weeks in 1995. As a result, the first quarter ended February 3, 1996 consists of 14 weeks, compared to the 13-week first quarter ended January 28, 1995. Operating results for the first quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

        Inventories are valued at the lower of cost (first-in, first-
out) or market.  Inventories at February 3, 1996 and October 28,
1995 are comprised of the following components:
                                          1996           1995

          Raw materials                 $ 29,047       $ 23,368
          Finished goods                  10,704          9,634

                                        $ 39,751       $ 33,002

NOTE C - Earnings Per Share

        Primary net earnings per common share is computed based upon the weighted average number of common shares outstanding during each period, after consideration of the dilutive effect of stock options. Such average shares were 24,311,000 and 9,529,000 in 1996 and 1995, respectively. The increase in the weighted average share total from 1995 was due to the third quarter 1995 conversion of the Company's Preferred Stock, as discussed below.

        Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive.
Assumed conversions increased the weighted average number of common shares outstanding to 24,375,000 for the quarter ended February 3, 1996 compared to 23,804,000 for the quarter ended January 28, 1995.

             SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Unaudited and dollars in thousands, except per share amounts)


        Effective May 1, 1995, all of the Company's Preferred Stockholders converted their shares into the Company's common stock. The conversion increased the Company's outstanding common shares by 14,274,635. If the Preferred Stockholders had converted their shares at the beginning of 1995, the primary net earnings per share reported for the quarter ended January 28, 1995 would have been $.13.

NOTE D - Cash Flow Information

        Supplemental information on cash flows and noncash transactions for the quarter ended February 3, 1996 and January 28, 1995 is as follows:
                                               1996         1995
 Cash paid for:
    Interest                                 $    187     $    965
    Income taxes                             $    317     $    106
 Schedule of business acquisition:
    Fair value of assets acquired            $      -     $ 26,031
    Liabilities assumed                             -       (1,515)
 Total cash paid for the net assets acquired $      -     $ 24,516

NOTE E - Commitments and Contingencies

        On June 2, 1992, Mr. Lawrence M. Powers, a former Director and former Chairman of the Board and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders. In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992, voted in favor of as a Director), the Company should adjust his existing stock options, provide for the issuance of 167,744 additional shares of common stock to him, and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess of $13,000 plus punitive damages, (2) requiring the Company to issue him an additional 167,744 shares of common stock, (3) requiring an adjustment increasing his then outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000 shares, and (4) for attorney's fees and interest. In June, 1993, in responding to the Company's request for summary judgment, the Court ruled the Board of Directors' decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish the Board was not acting independently and that it could not have acted appropriately. Discovery has concluded in the litigation, and the Company, together with the other defendants, have moved for summary judgment dismissing the complaint. On
January 9, 1996, Mr. Powers filed a similar lawsuit in the Circuit Court of St. Louis County, Missouri against the Company and two officer directors. The Company believes that this is simply a restatement of the claims made in the 1992 lawsuit. The Company believes Mr. Powers' lawsuits are without merit and will continue defending against them vigorously.

                SPARTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


        The Company currently has no litigation with respect to any environmental matters.

NOTE F - Acquisition

        On February 23, 1996, the Company announced the execution of a definitive merger agreement with Portage Industries Corporation (Portage), a thermoplastic processor specializing in custom heavy and light gauge extrusion and thermoforming products, with annual sales of approximately $35,000, based in Portage, Wisconsin. The merger agreement provides for the acquisition of all the stock of Portage (approximately 2.5 million equivalent shares) for $6.60 per share, in cash. The merger, which is subject to the receipt of customary consents and regulatory approvals, as well as approval by Portage shareholders, will be funded within the Company's existing bank facility and is expected to close on or about May 1, 1996.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 will include 53 weeks compared to 52 weeks in 1995. As a result, the first quarter ended February 3, 1996 consists of 14 weeks, compared to the 13-week first quarter ended January 28, 1995. The operating results presented below include discussions as a percentage of sales for additional comparison.

        Net sales for the first quarter ended February 3, 1996 increased from the similar period in 1995 as a result of gains in pounds sold by the Company's extruded sheet & rollstock group and the effect of the extra week in fiscal 1996. Sales of the extruded sheet & rollstock group increased approximately 12% for the quarter ended February 3, 1996 over the period reported in 1995. The increase reflects strong sales gains in the transportation and sign products markets. Sales in the merchant compounding group increased by 9% as compared to the 1995 first quarter output. Somewhat lower demand for flexible PVC compounds was more than offset by strong volume for calendered PVC film and color concentrates.

        Cost of sales dollars increased from the prior year but was down over 1% when stated as a percentage of net sales. The stabilization of raw material prices during the last half of 1995 and improved production efficiencies, partially offset by an increase in depreciation as a result of the capital expenditures incurred by the Company during the last twelve months (approximately $10.2 million), contributed to the more favorable cost of sales percentage.

        Selling and administrative expense increased by 7%. However, through the Company's cost containment efforts, selling and administrative costs as a percentage of net sales decreased slightly.

        Operating earnings for the fourteen weeks ended February 3, 1996 were $7.2 million (8.2% of net sales) compared to $5.4 million (6.8% of net sales) in 1995. The gains in operating earnings were achieved through the increased sales volumes discussed above, the continued benefits of our ProCom and Pawnee acquisitions, and cost containment efforts.

        Interest expense for the quarter ended February 3, 1996 decreased from 1995, reflecting both the refinancing of the Company's Bank Credit Facility, and completion of a $50 million Private Placement, in the last quarter of fiscal 1995 at more favorable rates than the previous financing arrangements.

        As a result of the final utilization of the Company's book net operating loss carryforwards in 1995, the income tax provision was substantially higher during the first quarter of fiscal year 1996, compared to the similar period in 1995. The Company's effective tax rate was 25% for 1995 and 38% in 1996. However, actual tax payments will be only 70-80% of the provision due to the tax net operating loss carryforwards and depreciation timing differences.

Financial Condition

Operations

        Cash flow from operations reflects the Company's increase in profitability, net of the increases in inventories associated with the growth in sales volume. In addition, the increase to a 38% effective tax rate resulted in larger tax payments in the first quarter of 1996 compared to 1995.

Investing Activities

        Capital expenditures for the quarter ended February 3, 1996 increased slightly as compared to the same period of 1995. During 1996, the Company anticipates making capital expenditures of approximately $7.1 million. New extrusion lines, scheduled for Spartech Compounding-Cape Girardeau, Missouri, and Spartech Plastics-Cape Girardeau, Missouri facilities, represent the major items included in this figure.

        Reference is made to Note F, Acquisition, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's agreement to acquire all the outstanding stock of Portage Industries Corporation in a cash merger transaction, expected to close May 1, 1996.

        The Company has not incurred any significant capital expenditures in order to comply with the Clean Air Act Amendments of 1990. In addition, the Company does not anticipate such capital expenditures to be material in the future.

Financing Activities

     The Company anticipates that cash flow from operations and the additional borrowing capacity provided under the Company's $40 million bank credit facility will be adequate to provide necessary funds for the balance of fiscal year 1996. As of February 3, 1996, approximately $8.9 million was outstanding under this facility. Cash flows from financing activities includes the payment of a quarterly dividend, the first of which was declared in the third quarter of fiscal 1995.

               PART II - OTHER INFORMATION



Item 6 (a).    Exhibits

                 2  Agreement and Plan of Merger between Spartech
                    Corporation, Spartech Plastics, Inc., and
                    Portage Industries Corporation, dated as of February 22, 1996.

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




                                     SPARTECH CORPORATION
                                        (Registrant)




Date:    March 1, 1996           /s/  Bradley B. Buechler
                                      Bradley B. Buechler
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)



                                 /s/  David B. Mueller
                                      David B. Mueller
                                      Vice President of Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)