Form 10-Q
period 1996-05-04
SPARTECH CORP
filed 1996-05-31
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q
(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 4, 1996

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

               Class                      Outstanding as of May 4, 1996
     Common Stock, $.75 par value
             per share                              23,488,791

                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                                May 4, 1996



PART I.        FINANCIAL INFORMATION                              PAGE

               CONSOLIDATED CONDENSED BALANCE SHEET -
               as of May 4, 1996 and October 28, 1995               3

               CONSOLIDATED CONDENSED STATEMENT OF
               OPERATIONS - for the quarter and six
               months ended May 4, 1996 and
               April 29, 1995                                       4

               CONSOLIDATED CONDENSED STATEMENT OF
               CASH FLOWS - for the six months
               ended May 4, 1996 and April 29, 1995                 5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10


PART II.       OTHER INFORMATION                                   12

               SIGNATURES                                          13

                      PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
               (Dollars in thousands, except share amounts)

                                  ASSETS
                                                  May 4, 1996   October 28,
                                                  (unaudited)      1995
Current Assets
  Cash                                             $    3,053    $   3,505
  Receivables, net                                     54,893       51,762
  Inventories                                          40,053       33,002
  Prepayments and other                                 1,192        1,274
     Total Current Assets                              99,191       89,543

Plant and Equipment                                    96,768       91,702
  Less accumulated depreciation                        31,281       28,552
     Net Plant and Equipment                           65,487       63,150

Goodwill                                               23,633       24,014

Other Assets                                            1,631        1,622
                                                   $  189,942    $ 178,329

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $   37,189    $  31,966
  Accrued liabilities                                  13,188       12,469
     Total Current Liabilities                         50,377       44,435

Long-Term Debt                                         58,000       59,510

Other Liabilities                                       2,735        2,256

     Total Long-Term Liabilities                       60,735       61,766

Shareholders' Equity
  Common stock, 23,582,990 shares issued in 1996
    and 23,364,407 shares issued in 1995               17,687       17,523
  Contributed capital                                  67,094       66,771
  Retained deficit                                     (5,176)     (12,099)
  Treasury stock, at cost, 94,199 shares
    in 1996 and 11,291 shares in 1995                    (775)         (67)

     Total Shareholders' Equity                        78,830       72,128
                                                   $  189,942    $ 178,329

See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      (Unaudited and dollars in thousands, except per share amounts)

                                   QUARTER ENDED        SIX MONTHS ENDED
                                 May 4,   April 29,     May 4,   April 29,
                                  1996       1995        1996       1995

Net Sales                       $ 98,330   $ 95,649    $185,796   $174,907

Costs and Expenses
  Cost of sales                   83,449     82,073     157,922    150,648
  Selling and administrative       5,989      6,694      11,592     11,778
  Amortization of intangibles        183        180         381        362
                                  89,621     88,947     169,895    162,788

Operating Earnings                 8,709      6,702      15,901     12,119

  Interest                         1,100      1,252       2,201      2,494


Earnings Before Income Taxes       7,609      5,450      13,700      9,625

  Provision for income taxes       2,834      1,500       5,139      2,550

Net Earnings                       4,775      3,950       8,561      7,075

  Preferred stock accretion         -           549        -         1,098

Net Earnings Applicable
  to Common Shares and
  Equivalents                   $  4,775   $  3,401    $  8,561   $  5,977


Net Earnings Per Common Share:
  Primary                       $    .19   $    .36    $    .35   $    .63

  Fully diluted                 $    .19   $    .16    $    .35   $    .29






See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                     SIX MONTHS ENDED
                                                     May 4,   April 29,
                                                      1996       1995

Cash Flows From Operating Activities
  Net earnings                                      $  8,561   $  7,075
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    3,229      2,989
      Change in current assets and liabilities,
        net of effects of acquisitions                (4,158)      (411)
  Other, net                                             470        (61)
       Net cash provided by operating activities       8,102      9,592

Cash Flows From Investing Activities
  Capital expenditures                                (5,187)    (5,709)
  Retirement of assets, net of depreciation                2        556
  Business acquisition                                  -       (24,060)
       Net cash used for investing activities         (5,185)   (29,213)

Cash Flows From Financing Activities
  Net borrowings (payments) on revolving
    credit facilities                                 (1,510)    15,794
  Term loan additions (net of repayments)               -         3,000
  Cash dividends on common stock                      (1,638)      -
  Stock options exercised                                487        699
  Treasury stock acquired                               (708)       (62)

       Net cash provided by (used for)
         financing activities                         (3,369)    19,431

Increase/(Decrease) In Cash                             (452)      (190)

Cash At Beginning Of Period                            3,505      1,752

Cash At End Of Period                               $  3,053   $  1,562






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

     The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 will include 53 weeks compared to 52 weeks in 1995. As a result, the first quarter ended February 3, 1996 and six months ended May 4, 1996 consist of 14 and 27 weeks, compared to 13 and 26 weeks for the respective 1995 periods. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at May 4, 1996 and October 28, 1995 are comprised of the following components:
                                               1996           1995

          Raw materials                      $ 28,807       $ 23,368
          Finished goods                       11,246          9,634

                                             $ 40,053       $ 33,002

                   SPARTECH CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

NOTE C - Earnings Per Share

     Primary net earnings per common share is computed based upon the weighted average number of common shares outstanding during each period, after consideration of the dilutive effect of stock options. Such average shares were:

              Period        Quarter Ended          Six Months Ended
          May 4, 1996         24,603,000              24,456,000
          April 29, 1995       9,566,000               9,478,000

     Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive. Assumed conversions increased the weighted average number of common shares outstanding to:

             Period         Quarter Ended          Six Months Ended
          May 4, 1996         24,779,000              24,759,000
          April 29, 1995      24,019,000              23,986,000


     The increase in the weighted average share total from 1995 was due to the third quarter 1995 conversion of the Company's preferred stock.
Effective May 1, 1995, all of the Company's Preferred Stockholders converted their shares into the Company's common stock. The conversion increased the Company's outstanding common shares by 14,274,635. If the Preferred Stockholders had converted their shares at the beginning of 1995, the primary net earnings per share reported for the quarter and six months ended April 29, 1995 would have been $.16 and $.29, respectively.

NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the six months ended May 4, 1996 and April 29, 1995 is as follows:

                                                       1996         1995
   Cash paid for:
      Interest                                       $  2,145     $  2,423
      Income taxes                                   $  4,228     $  1,635

   Schedule of business acquisition:
         Fair value of assets acquired               $   -        $ 26,030
         Liabilities assumed                              -          (1,970)
      Total cash paid for the net assets acquired    $   -        $ 24,060

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

                   SPARTECH CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE F - Subsequent Event

     On May 9, 1996, the Company completed its acquisition of Portage Industries Corporation ("Portage") by means of a cash merger pursuant to which Spartech Plastics, Inc., a newly formed, wholly-owned subsidiary of the Company, was merged with and into Portage.

     Pursuant to an Agreement and Plan of Merger among the Company, Spartech Plastics, Inc., and Portage, each share of Portage Common Stock was converted into the right to receive $6.60 in cash. The total price for all outstanding shares of Portage's stock totaled approximately $17 million in cash, including estimated costs of the transaction. The purchase price was determined by arms' length negotiations between the parties. The purchase was funded by the Company's existing unsecured credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 will include 53 weeks compared to 52 weeks in 1995. As a result, the first quarter ended February 3, 1996 and six months ended May 4, 1996 consist of 14 and 27 weeks, respectively, compared to 13 and 26 weeks for the respective 1995 periods. The operating results presented below include discussions as a percentage of sales for additional comparison.

     Net sales for the 13 weeks and six months ended May 4, 1996 increased from the similar periods in 1995. The extruded sheet & rollstock group experienced sales increases of approximately 4% and 7%, respectively, for the 13 weeks and six months ended May 4, 1996, over the similar periods of 1995. The increases reflect a 2% increase in pounds shipped and a change in mix to higher-priced engineered thermoplastic products for the sign and advertising markets. Sales by the merchant compounding group were relatively flat for the 13 weeks and six months ended May 4, 1996, from the similar periods in 1995.

     Cost of sales dollars increased for both the 13 weeks and six months ended May 4, 1996, compared with the similar periods of 1995, but decreased somewhat when stated as a percentage of net sales. The stabilization of raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 12 months, contributed to a more favorable cost of sales percentage.

     Selling and administrative expense decreased in dollars and as a percent of net sales for the 13 weeks and six months ended May 4, 1996, compared to the similar periods for 1995. The decrease was the result of cost containment efforts and higher legal fees incurred in the second quarter of 1995 (as the Company continued to address the Powers litigation discussed in Note E - Commitments and Contingencies, in Item 1 of this report.)

     Operating earnings for the 13 weeks ended May 4, 1996 were $8.7 million (8.9% of net sales) compared to $6.7 million (7.0% of net sales) in the comparable period for 1995. Operating earnings for the six months ended May 4, 1996 were $15.9 million (8.6% of net sales) compared to $12.1 (6.9% of net sales) of the corresponding period in 1995. The gains in operating earnings were achieved through the increased sales discussed above, production efficiencies, and cost containment efforts.

     Interest expense for the 13 weeks and six months ended May 4, 1996 decreased from the similar periods in 1995, reflecting both the refinancing of the Company's Bank Credit Facility and completion of a $50 million Private Placement in the last quarter of fiscal 1995 at more favorable rates than the previous financing arrangements.

     As a result of the final utilization of the Company's book net operating loss carry forwards in 1995, the income tax provision was substantially higher during the second quarter and first half of fiscal year 1996, compared to the similar periods in 1995. The Company's effective tax rate was approximately 27% for both periods of 1995 and 38% in 1996. However, actual tax payments in 1996 will be only 70-80% of the provision due to the tax net operating loss carryforwards and depreciation timing differences.

Financial Condition

Operations

     Cash flow from operations reflects the Company's increase in profitability, offset by increases in inventories related primarily to bulk purchases in the first half of 1996 and accounts receivables associated with the growth in sales levels. Periodically the Company makes large volume purchases of raw material to take advantage of favorable prices. In addition, the increased tax expense resulted in higher tax payments in the second quarter of 1996 compared to 1995. These uses of cash were somewhat offset by increases in current liabilities.

Investing Activities

     Capital expenditures for the six months ended May 4, 1996 decreased slightly as compared to the same period of 1995. The Company anticipates making total capital expenditures of approximately $8 million in 1996 of which $5.2 million have been made through May 4, 1996. New extrusion lines, at the Spartech Compounding, and Spartech Plastics - Cape Girardeau, Missouri facilities, represent the major items included in this figure. Capital requirements for the recently acquired Spartech Plastics - Portage, Wisconsin operation are currently being evaluated. Reference is made to Note F - Subsequent Event, in Item 1 of this report, which is incorporated herein by reference, for a discussion of the Company's acquisition of all the outstanding stock of Portage Industries Corporation in a cash merger transaction, which was effective May 9, 1996.

Financing Activities

     The Company anticipates that cash flow from operations and the additional borrowing capacity provided under the Company's $40 million bank credit facility will adequately provide the necessary operating funds for the balance of fiscal year 1996. As of May 4, 1996, $8 million was outstanding under this facility. Cash flows from financing activities includes the payment of quarterly dividends, the first of which was declared in the third quarter of fiscal 1995.

                        PART II - OTHER INFORMATION



Item 4         Submission of Matters to a Vote of Security Holders

               At the Annual Shareholders meeting held March 23, 1996,
               Mr. W.R. Clerihue was elected as a Director of the Company with 9,464,220 votes for, 15,087 against and 1,827,594 shares unvoted. Mr. Jackson W. Robinson was also elected as a Director of the Company with 9,465,377 votes for, 13,930 against and 1,827,594 shares unvoted. Arthur Andersen & Co was ratified as the Company's auditors with 9,460,483 votes for, 12,122 against and 1,834,296 shares unvoted.

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




                                               SPARTECH CORPORATION
                                                   (Registrant)




Date:    May 31, 1996                 /s/      Bradley B. Buechler
                                               Bradley B. Buechler
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)





                                      /s/      Randy C. Martin
                                               Randy C. Martin
                                               Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)