Form 10-Q
period 1996-08-03
SPARTECH CORP
filed 1996-08-28
CIK 77597

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q
(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 3, 1996

                                    or

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of August 3, 1996

     Common Stock, $.75 par value
             per share                              23,460,002

                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                              August 3, 1996



PART I.        FINANCIAL INFORMATION                              PAGE

               CONSOLIDATED CONDENSED BALANCE SHEET -
               August 3, 1996 and October 28, 1995                  3

               CONSOLIDATED CONDENSED STATEMENT OF
               OPERATIONS - for the quarter and nine
               months ended August 3, 1996 and
               July 29, 1995                                        4

               CONSOLIDATED CONDENSED STATEMENT OF
               CASH FLOWS - for the nine months
               ended August 3, 1996 and July 29, 1995               5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10


PART II.       OTHER INFORMATION                                   14

               SIGNATURES                                          15

                   PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
               (Dollars in thousands, except share amounts)

                                  ASSETS
                                               August 3, 1996   October 28,
                                                  (unaudited)      1995
Current Assets
  Cash                                             $    3,131    $   3,505
  Receivables, net                                     55,329       51,762
  Inventories                                          44,768       33,002
  Prepayments and other                                 1,752        1,274
     Total Current Assets                             104,980       89,543

Plant and Equipment                                   107,543       91,702
  Less accumulated depreciation                        32,868       28,552
     Net Plant and Equipment                           74,675       63,150

Goodwill                                               32,920       24,014

Other Assets                                            1,828        1,622
                                                   $  214,403    $ 178,329

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt             $      550    $    -
  Accounts payable                                     36,274       31,966
  Accrued liabilities                                  15,103       12,469
     Total Current Liabilities                         51,927       44,435

Long-Term Debt                                         75,250       59,510

Other Liabilities                                       5,219        2,256

     Total Long-Term Liabilities                       80,469       61,766

Shareholders' Equity
  Common stock, 23,609,090 shares issued in 1996
    and 23,364,407 shares issued in 1995               17,706       17,523
  Contributed capital                                  66,772       66,771
  Retained deficit                                     (1,098)     (12,099)
  Treasury stock, at cost, 149,088 shares
    in 1996 and 11,291 shares in 1995                  (1,373)         (67)

     Total Shareholders' Equity                        82,007       72,128
                                                   $  214,403    $ 178,329

See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     (Unaudited and dollars in thousands, except per share amounts)

                                   QUARTER ENDED        NINE MONTHS ENDED
                                August 3,   July 29,   August 3,   July 29,
                                  1996       1995        1996       1995

Net Sales                       $101,223   $ 90,891    $287,019   $265,798

  Costs and Expenses
  Cost of sales                   85,029     77,907     242,954    228,235
  Selling and administrative       6,550      6,495      18,139     18,591
  Amortization of intangibles        238        184         619        548
                                  91,817     84,586     261,712    247,374

Operating Earnings                 9,406      6,305      25,307     18,424

   Interest                        1,376      1,285       3,577      3,779


Earnings Before Income Taxes       8,030      5,020      21,730     14,645

   Provision for income taxes      3,010      1,200       8,149      3,750

Net Earnings                       5,020      3,820      13,581     10,895

   Preferred stock accretion        -          -           -         1,098

 Net Earnings Applicable
 to Common Shares and
        Equivalents             $  5,020   $  3,820    $ 13,581   $  9,797


Net Earnings Per Common Share:
         Primary                $    .20   $    .16    $    .55   $    .68

         Fully diluted          $    .20   $    .16    $    .55   $    .45





      See accompanying notes to consolidated financial statements.

                 SPARTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  (Unaudited and dollars in thousands)


                                                     NINE MONTHS ENDED
                                                   August 3,   July 29,
                                                      1996       1995

Cash Flows From Operating Activities
  Net earnings                                      $ 13,581   $ 10,895
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    5,065      4,533
      Change in current assets and liabilities,
        net of effects of acquisitions                (6,557)    (2,045)
  Other, net                                           1,626        222
       Net cash provided by operating activities      13,715     13,605

Cash Flows From Investing Activities
  Capital expenditures                                (6,295)    (7,403)
  Retirement of assets                                    30        498
  Business acquisitions, net of cash acquired        (17,562)   (24,060)
       Net cash used for investing activities        (23,827)   (30,965)

Cash Flows From Financing Activities
  Net borrowings (payments) on revolving
    credit facilities                                 13,440     15,546
  Term loan additions (payments)                        -         2,250
  Cash dividends on common stock                      (2,580)    (1,387)
  Stock options exercised                                184        963
  Treasury stock acquired                             (1,306)       (62)

       Net cash provided by
         financing activities                          9,738     17,310

Increase (Decrease) In Cash                             (374)       (50)

Cash At Beginning Of Period                            3,505      1,752

Cash At End Of Period                               $  3,131   $  1,702




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

     The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 will include 53 weeks compared to 52 weeks in 1995. As a result, the first quarter ended February 3, 1996 and nine months ended August 3, 1996 consist of 14 and 40 weeks, compared to 13 and 39 weeks for the respective 1995 periods. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at August 3, 1996 and October 28, 1995 are comprised of the following components:


                                               1996           1995

          Raw materials                      $ 32,717       $ 23,368
          Finished goods                       12,051          9,634

                                             $ 44,768       $ 33,002

                SPARTECH CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

NOTE C - Earnings Per Share

     Primary net earnings per common share is computed based upon the weighted average number of common shares outstanding during each period, after consideration of the dilutive effect of stock options. Such average shares were:

            Period          Quarter Ended         Nine Months Ended
        August 3, 1996       24,792,000              24,536,000
        July 29, 1995        24,135,000              14,379,000

     Fully diluted net earnings per common share assumes conversion of securities when the earnings per share result is dilutive. Assumed conversions increased the weighted average number of common shares outstanding to:

            Period          Quarter Ended         Nine Months Ended
        August 3, 1996       24,792,000              24,777,000
        July 29, 1995        24,135,000              24,044,000


     Effective May 1, 1995, all of the Company's Preferred Stockholders converted their shares into the Company's common stock. The conversion increased the Company's outstanding common shares by 14,274,635. If the Preferred Stockholders had converted their shares at the beginning of 1995, the primary net earnings per share reported for the quarter and nine months ended July 29, 1995 would have been $.16 and $.45, respectively.

NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the nine months ended August 3, 1996 and July 29, 1995 is as follows:

                                                       1996         1995
   Cash paid for:
      Interest                                       $  2,352     $  3,463
      Income taxes                                   $  6,205     $  2,746
   Schedule of business acquisition:
         Fair value of assets acquired               $ 27,291     $ 26,330
         Liabilities assumed                           (9,729)      (2,270)
      Cash paid, net of cash acquired                $ 17,562     $ 24,060

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

                  SPARTECH CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE F - Acquisitions

     On May 9, 1996, the Company completed its acquisition of Portage Industries Corporation("Portage") by means of a merger pursuant to which Spartech Plastics, Inc., a wholly-owned subsidiary of the Company was merged with and into Portage. Pursuant to an Agreement and Plan of Merger between the Company, Spartech Plastics, Inc., and Portage, each share of Portage Common Stock was converted into the right to receive $6.60 in cash. The price for all outstanding shares of Portage's stock (including exercisable options) totaled approximately $17.6 million in cash, including estimated costs of the transaction. The fair value of assets acquired, including $9.5 million of goodwill, and liabilities assumed were $27.3 million and $9.7 million, respectively. The purchase price was determined by arms' length negotiations between the parties. The purchase was funded by the Company's existing unsecured credit facility.

     On June 7, 1996, the Company entered into an Asset Purchase and Sale Agreement to purchase substantially all of the net assets of the extrusion, color and molding divisions of Hamelin Group Inc. ("Hamelin"). Hamelin is a leading manufacturer of extruded plastic sheet, color concentrate and molded food packaging, industrial & housewares products and is based in Montreal, Canada. It has two extruded sheet plants, one color concentrate facility and three molding operations located in Canada and a molding operation located in the United States, with consolidated sales for the seven facilities of approximately $80 million for its fiscal year ended April 30, 1996. In addition to the assumption of certain liabilities estimated to be approximately $8 million, the Company will pay approximately $57 million in cash for the net assets acquired from Hamelin (to be adjusted for Hamelin's working capital, capital expenditures, and related matters as of the closing date, on or about September 30, 1996). The acquisition will be financed through a combination of additional borrowings and a common stock equity offering of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 will include 53 weeks compared to 52 weeks in 1995. As a result, the first quarter ended February 3, 1996 and nine months ended August 3, 1996 consist of 14 weeks and 40 weeks, respectively, compared to 13 and 39 weeks for the respective 1995 periods. The operating results presented below include discussions as a percentage of sales for additional comparison.

     Net sales of $287.0 million for the nine months ended August 3, 1996 increased 8.0% from $265.8 million for the same period in 1995. The Extruded Sheet & Rollstock Group's sales increased approximately 10% in 1996 representing a 4% increase in pounds shipped and a 4% increase in sales related to the acquisition of Portage acquired on May 9, with the remaining increase coming from a change in the mix of products sold in the period. Sales by the Merchant Compounding Group for the nine months ended August 3, 1996 were relatively flat when compared to the same nine month period in 1995. For the third quarter of fiscal 1996, Extruded Sheet & Rollstock Group's sales increased by 15.8% when compared to 1995, primarily related to increased volume and the impact of the Portage acquisition. The Merchant Compounding Group's sales for the third quarter of 1996 declined by approx-imately $1.3 million from $16.9 million in the third quarter of 1995. This decrease was primarily attributable to lower sales from one operation which spent marketing and manufacturing efforts in the third quarter to develop future volume for its new twin-screw production line.

     Cost of sales increased 6.4% to $243.0 million for the nine months ended August 3, 1996, compared with $228.2 million for the same period of 1995, but decreased to 84.6% of net sales for 1996 from 85.9% for 1995. Cost of sales as a percentage of net sales for the quarter ended August 3, 1996 was 84.0% compared to 85.7% for the corresponding period of 1995. The stabilization of raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 12 months, contributed to the more favorable cost of sales percentage for the 1996 periods.

     Selling and administrative expenses of $18.1 million for the first nine months of 1996 decreased slightly when compared to $18.6 million for the comparable period in 1995. On a percentage of net sales basis, selling and administrative costs for the nine months decreased to 6.3% in 1996 from 7.0% in 1995. Selling and administrative expenses as a percentage of sales for the third quarter of 1996 and 1995 were 6.5% and 7.1% respectively. The decreases in 1996 were primarily a result of the absence of significant legal expenses incurred in 1995 and continued cost containment efforts in 1996.

     Operating earnings for the nine months ended August 3, 1996 were $25.3 million (8.8% of net sales) compared to $18.4 million (6.9% of net sales) for the corresponding period in 1995. For the quarter, operating earnings were $9.4 million in 1996 (9.3% of sales) and $6.3 million (6.9% of net sales). The gains in operating earnings were achieved through the increased sales discussed above, improved production efficiencies, and cost containment efforts.

     Interest expense of $3.6 million for the nine months ended August 3, 1996 decreased from $3.8 million for the same period in 1995, reflecting both the refinancing of the Company's Bank Credit Facility and completion of a $50 million Private Placement in the last quarter of fiscal 1995 at more favorable rates than the previous financing arrangements. Interest expense for the third quarter of 1996 was $1.4 million, a slight increase over fiscal 1995's third quarter amount of $1.3 million. The increase in interest expense for the quarter is a result of borrowings related to the Portage acquisition partially offset by the more favorable interest rates on the Company's Bank Facility in 1996.
     As a result of the utilization of substantially all of the Company's book loss carryforwards in 1995, the income tax provision was substantially higher for the nine months ended August 3, 1996 compared to the same period in 1995. The Company's effective tax rate increased to approximately 38% for the nine months of 1996 from approximately 26% for the same period in 1995. However, actual tax payments for 1996 will only be 70-80% of the provision due to continuing tax net operating loss carryforwards and depreciation timing differences.

Environmental and Inflation

     The Company is subject to various laws governing employee safety and Federal, state, and local laws and regulations governing the quantities of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company does not anticipate that future expenditures for compliance with such laws and regulations will have a material effect on its capital expenditures, earnings, or competitive position.

     The plastic resins used by the Company in its production process are crude oil or natural gas derivatives and are available from a number of domestic and foreign suppliers. Accordingly, the Company's raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; pricing of the resins tends to follow its own supply and demand equation except in periods of anticipated or actual shortages of crude oil or natural gas. The Company is not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 1996.

     The effects of inflation have not been significant on the overall operations of the Company during the last few years. None of the Company's sales are made pursuant to fixed price, long-term contracts. The Company has historically been successful in compensating for inflationary costs through increased selling prices and/or increased productivity and related efficiencies. The Company anticipates this trend will continue in the future.

Liquidity and Capital Resources

Cash Flow

     The Company's primary sources of liquidity have been cash flows from
operating activities and borrowings from third parties.   The Company's
principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. The Company's cash flows for the periods indicated are summarized as follows:

                                                Nine Months
                                                1996   1995
                                           (Dollars in millions)
     Net cash provided by
      operating activities                     $13.7  $13.6

     Net cash used for
      investing activities                     (23.8) (31.0)

     Net cash provided by
      financing activities                       9.7   17.3

     The Company continues to generate strong cash flows from operations, resulting from the 25% increase in net earnings in the nine months 1996 compared to the corresponding period of the prior year, net of the impact of changes in working capital. Operating cash flows used for changes in working capital totaled $6.6 million in the nine months ended August 3, 1996, primarily as a result of the increase in inventories to support future shipments and the increase in accounts receivable arising from the expanded sales levels. In addition, as a result of increased profitability and the limitation on the use of the remaining tax net operating loss carry forwards, the Company has begun paying increased Federal income taxes. The Company paid approximately $6.2 million for the first nine months of 1996 versus $2.7 million for the corresponding period of 1995.

     The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the nine months ended August 3, 1996 and nine months ended July 29, 1995 were $6.3 million and $7.4 million respectively. The Company anticipates total capital expenditures of approximately $9.5 million for fiscal 1996. New extrusion lines, scheduled for the Spartech Compounding-Cape Girardeau, Missouri, and Spartech Plastics-Cape Girardeau, Missouri facilities, represent the major items included in this figure.

     Effective May 9, 1996, the Company completed the purchase of all of the outstanding stock of Portage for a cash purchase price of approximately $17.6 million including estimated costs of the transaction. This acquisition of stock was funded by the Company's existing unsecured credit facility.

Financing Arrangements

     On August 15, 1995, the Company completed a $50 million private placement of senior unsecured notes at a fixed rate of 7.21% and shortly thereafter, finalized a new $40 million unsecured bank credit facility.

     Effective May 1, 1995, all of the Company's Preferred Stockholders converted their shares into common stock increasing the Company's outstanding common shares by 14.3 million. On May 2, 1995, the Company's Board of Directors declared a special dividend of three cents per share that was paid on May 21, 1995. In addition, the Board has declared a regular quarterly cash dividend for each quarter since the third quarter of 1995.

     The Company anticipates that cash flow from operations, together with the financing and borrowings under the Company's bank credit facility, will satisfy its working capital needs and planned capital expenditures for the next year.

Other

     The information presented herein contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are referred to the full discussion of risks and uncertainties associated with forward-looking statements contained in the Company's registration statement on Form S-3 (No. 333-07917) filed with the Securities and Exchange Commission.

                       PART II - OTHER INFORMATION



Item 6 (a).    Exhibits

                11  Statement re Computation of Per Share Earnings

                27  Financial Data Schedule


Item 6 (b).    Reports on Form 8-K

                A report on Form 8-K, dated May 9, 1996, announcing the completion of the Portage Acquisition by means of a merger pursuant to which Spartech Plastics, Inc., a wholly-owned subsidiary of the Registrant was merged with and into Portage Industries Corporation was filed on May 22, 1996.

                A report on Form 8-K, dated June 7, 1996, announcing the signing of an Asset Purchase and Sale Agreement to purchase the net assets of the extrusion, color and molding divisions of Hamelin Group Inc. was filed on June 19, 1996.

                A report on Form 8-K, dated August 21, 1996, announcing the Registrant's Third Quarter and Nine Months Operating Results was filed on August 27, 1996.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               SPARTECH CORPORATION
                                                      (Registrant)




Date:   August 28, 1996               /s/      Bradley B. Buechler
                                               Bradley B. Buechler
                                               President and Chief
                                               Executive Officer
                                              (Principal Executive Officer)





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