Form 10-K
period 1996-11-02
SPARTECH CORP
filed 1997-01-10
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the fiscal year ended November 2, 1996.
                                    OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to _________
                       Commission file number 1-5911

                           SPARTECH CORPORATION
          (Exact name of Registrant as specified in its charter)

 DELAWARE
(State or other jurisdiction of incorporation or organization)
43-0761773
(I.R.S. Employer Identification Number)

7733 FORSYTH, SUITE 1450, CLAYTON, MISSOURI
(Address of principal executive offices)
63105-1817
(Zip Code)

Registrant's telephone number, including area code:
(314) 721-4242
Securities registered pursuant to Section 12(d) of the Act:

           Title of Each Class
Name of Each Exchange on Which Registered
Common Stock, $.75 par value
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $123,579,000 on December 31, 1996.

There were 26,366,304 total shares of common stock outstanding as of December 31, 1996.

                    Documents incorporated by reference
   1) Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
   2) Portions of the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

10k - page 1
                                  PART I

Item 1.   BUSINESS

General

    Spartech Corporation, together with its subsidiaries ("Spartech" or the "Company"), operates in one industry segment as a leading producer of engineered thermoplastic materials, polymeric compounds, and molded products for a wide spectrum of customers in the plastics industry. The Company's 22 facilities throughout North America operate in the following three lines of business:

 Extruded Sheet & Rollstock - which sells its products to various manufacturers who use plastic components in their industrial products. The principal uses of the Company's extruded sheet & rollstock are food and medical packaging products, signs, spas and showers, burial vault liners, vehicle interiors, boats, and refrigerators. The Company is North America's largest extruder of rigid plastic sheet & rollstock, operating 13 facilities in the United States and Canada under the names Spartech Plastics and GM-Plastics.

 Color & Specialty Compounds - which sells custom designed plastic alloys, compounds, color concentrates, and calendered film are utilized by a large group of manufacturing customers for specialized footwear, loose-leaf binders, lawn and garden equipment, cosmetics and medical packaging products, automotive equipment, and numerous other applications. The Company produces and distributes these products from five facilities under the names Spartech Compounding, Korlin Concentrates, and Spartech Vy-Cal Plastics in the United States and Canada.

 Molded Products - which manufactures custom and proprietary products including: (1) thin-walled, printed plastic food packaging and industrial containers, (2) thermoplastic tires and wheels for the lawn and garden, refuse container, and toy markets, and (3) a limited line of tableware and housewares products. The Company produces these molded products from four facilities in the United States and Canada under the names GenPak, Hamelin Industries, and Hamelin Enterprises.

    The Company's principal executive office is located at 7733 Forsyth Boulevard, Suite 1450, Clayton, Missouri 63105-1817, telephone (314) 721-4242. The Company was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960. In late 1983, the Company began a restructuring program designed to expand its plastics processing business and dispose of all of its non-plastics operating businesses. Since that time, the Company has expanded its plastics business including many notable acquisitions. The acquisitions that are included in the Company's current operations follow:

Date
Acquired              Business Acquired           Principal Products
May 1984              Southwest Converting        Extruded Sheet & Rollstock
January 1986          Franklin/Vy-Cal Plastics    Specialty Alloys & Compounds
December 1986         Atlas Plastics Corp.        Extruded Sheet & Rollstock
December  1986        The  Resin  Exchange        Specialty Alloys & Compounds
July 1987             Eagle Plastics              Extruded Sheet & Rollstock
January  1993         Penda Corporation (a)       Extruded Sheet & Rollstock
February 1994         Product Components (c)      Extruded Sheet & Rollstock
November 1994         Pawnee Industries (b) (c)   Extruded Sheet & Rollstock
                                                  and Color Concentrates
May  1996             Portage Industries (c)      Extruded Sheet & Rollstock
September 1996        Hamelin Group (c)           Extruded Sheet & Rollstock,
                                                  ColorConcentrates, and
                                                  Molded Products

(a) Includes Penda Corporation Extrusion Division's Polystyrene, Print Grade Lithographic Styrene and PET businesses.

(b) Includes only Pawnee's Extrusion and Color Divisions.

(c) Information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 18 of the 1996 Annual Report to Shareholders, attached as Exhibit 13.

10k - page 2

Extruded Sheet & Rollstock

      Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the extruded sheet & rollstock group for fiscal years 1994, 1995, and 1996 were as follows:
                                   Fiscal Year
                                 (Dollars in millions)
                                   1994        1995        1996

               Net Sales         $210.0       $283.2      $319.2
               Operating Earnings $18.8        $25.7       $31.6

    Products - The Company's extruded sheet & rollstock group produces both single and multilayer co-extruded plastic sheet on a custom basis for end product manufacturers. The group's customers use the Company's plastic sheet & rollstock to manufacture food and medical packaging products, signs, spas and showers, burial vault liners, vehicle interiors, boats, and refrigerators. Most of the group's customers thermoform, cut, and trim their plastic sheet for these various end uses.

    Manufacturing and Production - The principal raw materials used in manufacturing extruded sheet & rollstock are plastic resins in pellet form, which are crude oil or natural gas derivatives. The Company extrudes a wide variety of plastic resins, including acrylonitrile butadiene styrene ("ABS"), polycarbonate, polypropylene ("PP"), acrylic, polyethylene terephthalate ("PET"), polystyrene, and polyethylene ("PE").

    The Company produces plastic sheet of up to seven layers using a multi-extrusion process, combining the materials in distinct layers as it is extruded through the die into a sheet form. More than half of the Company's plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, the Company will coat the plastic sheet or laminate sheets together in order to achieve performance characteristics desired by customers for particular applications.



   Marketing, Sales and Distribution - The custom sheet extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each of the group's 13 facilities because of shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The outdoor sign and spa businesses, however, are slightly more national in scope.

10k - page 3

    The Company markets its extruded sheet & rollstock products principally through its own sales force, but also uses a limited number of independent sales representatives. The Company generally does not sell products of the extruded sheet & rollstock group under long-term contracts. During fiscal 1996, the extruded sheet & rollstock group sold its products to approximately 2,100 customers.

Color & Specialty Compounds

    Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the color &
specialty  compound group for fiscal years 1994, 1995,  and  1996  were  as follows:
                                   Fiscal Year
                                 (Dollars in millions)
                                   1994         1995         1996

               Net Sales          $46.6        $69.1        $68.2
               Operating Earnings  $2.8         $4.6         $5.4

    Products - The color & specialty compound group primarily manufactures plastic alloys, compounds and color concentrates for end product manufacturers. In addition, the Spartech Compounding-Cape Girardeau facility distributes thermoplastic resins purchased from other resin suppliers and Spartech Vy-Cal Plastics operates a vinyl calender, supplying finished PVC film to manufacturers of loose-leaf binders, decorator grade wallcoverings, and packaging products for the medical industry. Customers of the color & specialty compound group primarily include extrusion and injection molding businesses.

    Spartech Compounding and Korlin produce a highly diversified range of color and compound products, including: FDA clear compounds for food, beverage, and medical applications; color concentrates for the film and sheet extrusion markets; phosphorescent and fluorescent compounds; PVC combinations incorporating nitrile, elvaloy, and polyurethane for chemical and abrasion resistance for footwear, color compounds, and other specialty applications. Spartech Vy-Cal Plastics operates as a custom specialty house with its own laboratory facility for quality testing of color, thickness, texture, tensile strength, and dimensional stability of its specialized film output.

    Manufacturing and Production - The principal raw materials used in manufacturing specialty plastic alloys, compounds and color concentrates are plastic resins in powder and pellet form, primarily PVC, ABS, and PE with colorants, stabilizers, and several other additives used to obtain particular qualities in the plastic resin once it is heated and extruded or molded into end products.

    The group has well-equipped laboratory facilities, with experimental extruders and various types of chemical analysis and testing equipment. In addition to compounding technology, the group has developed enhanced capabilities to produce color concentrates and additives.

10k - page 4

    Marketing, Sales and Distribution - The color & specialty compound group markets most of its products to customers located in the East Coast and Midwest U.S. and in Quebec and Ontario, Canada. The group markets its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1996, the color & specialty compound group sold its products to approximately 1000 customers.

Molded Products

    The four manufacturing facilities which comprise the molded products group were added to the Company's businesses with the September 27, 1996 acquisition of Hamelin Group Inc. Therefore, fiscal 1996 results only include one month of operations. The group's net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) for this one month period in fiscal 1996 were $3.9 million and $.4 million, respectively.

   Products - The molded products group manufactures custom and proprietary items for a large group of intermediate and end-user customers. GenPak is a producer of thin-walled, printed plastic food packaging and industrial containers for a large group of dairy, deli, and industrial supply companies; Hamelin Industries manufacturers thermoplastic tire and wheel assemblies for the lawn and garden, refuse container, and toy markets; and Hamelin Enterprises manufactures a limited line of tableware and housewares products.

    Manufacturing and Production - The principal raw materials used in the Company's manufacturing of its molded products are PE, PP, and PVC. The Company utilizes more than 65 molding machines and 19 printing presses to manufacture its three major product lines -- containers, wheel, and tableware/houseware goods.

   Marketing, Sales and Distribution - GenPak markets most of its products to customers located North America, as well as, the Caribbean and Russia; Hamelin Industries markets its products throughout North America from a centrally located plant in Warsaw, Indiana; and Hamelin Enterprises sells its products primarily throughout Canada. The group markets its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1996, the molded products group sold its products to approximately 400 customers.

Raw Materials

    The Company uses large amounts of various plastic resins in its manufacturing processes. Such resins are crude oil or natural gas derivatives and are to some extent affected by supply, demand, and price trends in the petroleum industry. While the Company seeks to match cost increases with corresponding price increases, large increases in the costs of these raw materials could adversely affect the Company's operating margins. In addition, any major disruptions in the availability of crude oil or natural gas to the Company's suppliers could adversely impact the availability of the resins. However, the Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years. Related thereto, the Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in fiscal 1997 and beyond.

Seasonality

    The Company's sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

10k - page 5

Competition

    The extruded sheet & rollstock, color & specialty compounds, and molded products markets are highly competitive. Since the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger than the Company and have more extensive production facilities, larger sales and marketing staffs, and substantially greater financial resources than the Company. The markets in which the Company competes are also periodically characterized by oversupply and intense price competition. The Company competes generally on the basis of price, product performance, and customer service. Important competitive factors in each of the Company's businesses include the ability to: (1) manufacture consistently to required quality levels,
(2) meet demanding delivery times, (3) exercise skill in raw material purchasing, and (4) achieve production efficiencies to process the products profitably. In addition, the Company may experience competition from new entrants into the markets that it serves and increased competition from companies offering products based on advanced technologies or processes. The Company believes it is competitive in these key areas.

    The extruded sheet & rollstock group is an intermediate processor of plastic sheet which is sold to customers who shape it for their end use with thermoforming equipment. Several of these customers have, or upon expansion may acquire, extrusion machinery. Moreover, some customers are large enough to justify building their own molds and shifting from thermoforming to an injection molding process. Injection molding techniques become competitive whenever large quantities are produced or fine detailing or contouring is required on the end product. However, thermoforming techniques have been improved in recent years and are generally less expensive than other manufacturing methods due to equipment costs and other associated start-up expenses. Any material reduction in orders to the Company by its customers as a result of a shift to in-house processing facilities could adversely affect the Company's business. In addition, several customers of the Company's color & specialty compounds division have the capability to formulate their own alloys, compounds and color concentrates. However, the Company expects to benefit from a growing trend of out-sourcing of specialized semi-finished materials by many manufacturers. Finally, the Company's molded products group operates in selective niches within the highly-competitive injection molding market.

Backlog

    The Company estimates that the total dollar volume of its backlog as of November 2, 1996, was approximately $37.3 million, which represents approximately five weeks of production. The comparable backlog for 1995 was approximately $23.2 million.

Employees

    The Company's total employment approximates 1,800. There are 1,300 production personnel at the Company's 22 plants, approximately 35% of whom are union employees covered by several collective bargaining agreements. There have been no strikes in the past three years. Management personnel total approximately 500 supervisory/clerical employees, none of whom are unionized. The Company believes that all of its employee and union relations are satisfactory.

10k - page 6

Government Regulation

    The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 1997 to comply with any applicable regulations. The Company is subject to federal, state, and local laws (including Canadian provincial) and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. Modifications of existing environmental regulations, the adoption of new environmental regulations, or unanticipated enforcement actions, could require material capital expenditures or otherwise have a material adverse effect on the Company's businesses. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance therewith to materially affect its earnings or competitive position.

International Operations

    Information regarding the Company's international operations is located in Note (13) to the Consolidated Financial Statements on page 23 of the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13. The Company's international operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

Item 2.   PROPERTIES

    The Company operates in plants and offices aggregating approximately 1,795,000 square feet of space. Approximately 694,000 square feet of plant and office space is leased with the remaining 1,101,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock

Location        Description        Size in Square  Owned/Leased
                                    Feet
Arlington, TX   Extrusion plant &  126,000         Leased
                offices
Atlanta, GA     Extrusion plant &  75,000          Leased
                offices
Cape            Extrusion plant &  100,000         Owned
Girardeau, MO   offices
Clare, MI       Extrusion plant &  27,000          Owned
                offices
La Mirada, CA   Extrusion plant &  98,000          Leased
                offices
Mankato, MN     Extrusion plant &  36,000          Owned
                offices
                                   50,000          Leased
McMinnville,    Extrusion plant &  40,000          Owned
OR              offices
Paulding, OH    Extrusion plant &  68,000          Owned
                offices
                                   20,000          Leased
Portage, WI     Extrusion plant &  115,000         Owned
                offices
                                   75,000          Leased
Richmond, IN    Extrusion plant &  52,000          Owned
                offices
                                   29,000          Leased
Wichita, KS     Extrusion plant &  63,000          Owned
                offices
                                   102,000         Leased
Cornwall,       Extrusion plant &  38,000          Leased
Ontario         offices
Granby, Quebec  Extrusion plant &  50,000          Owned
                offices

10k - page 7

Color & Specialty Compounds

Location        Description           Size in Square Owned/Leased
                                      Feet
Cape            Compounding plant &   57,000         Owned
Girardeau, MO   offices
                                      30,000         Leased
Conshohocken,   Calendering plant &   50,000         Owned
PA              offices
Goddard, KS     Color plant &         38,000         Owned
                offices
Kearny, NJ      Compounding plant &   59,000         Owned
                offices
Stratford,      Compounding plant &   65,000         Owned
Ontario         offices

Molded Products

Location        Description             Size in Square Owned/Leased
                                        Feet
Toronto,        Injection Molding       73,000         Leased
Ontario         plant & offices
Cookshire,      Injection Molding       140,000        Owned
Quebec          plant & offices
Montreal,       Injection Molding       100,000        Owned
Canada          plant & offices
Warsaw,         Injection Molding       41,000         Owned
Indiana         plant & offices

    In addition, the Company leases office facilities in St. Louis, Missouri, the aggregate square footage of which is approximately 5,500.

    The plants located at the premises listed above are equipped with 65 sheet extrusion lines, 43 supplementary co-extruders, 9 compounding-milling lines, 5 color compounding lines, 67 injection molding machines, 19 printing machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that the present facilities are adequate for the level of business anticipated in fiscal year 1997.

   The Company also owns plants and office facilities in Monroe, Louisiana, and Brooklyn, New York, the aggregate square footage of which is approximately 200,000. The buildings are currently being leased to independent third parties.


Item 3.   LEGAL PROCEEDINGS

    On June 2, 1992, Mr. Lawrence M. Powers, a former Director, Chairman of the Board, and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders. In the suit, Mr. Powers claims that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992, voted in favor of as a Director), the Company should adjust his existing stock options, provide for the issuance of additional shares of common stock, and award to him attorney's fees and interest. Mr. Powers seeks judgment against the Company and the other defendants: (1) in excess

10k - page 8

of $13 million, plus punitive damages, (2) to issue an additional 167,744 shares of common stock, (3) to increase his then-outstanding options to purchase the Company's common stock from 1,871,201 shares to 4,080,000
shares,  and  (4)  for  attorney's fees and interest.   In  June  1993,  in
responding to the Company's request for summary judgment, the court ruled the Board of Director's decision to not adjust Mr. Powers' options was "final, binding and conclusive" unless Mr. Powers can establish that the Board was not acting independently and that it could not have acted appropriately. Discovery has concluded in the litigation, and the Company, together with the other defendants, has moved for summary judgment dismissing the complaint. In January 1996, Mr. Powers filed a similar lawsuit in the Circuit Court of St. Louis County, Missouri against the Company and two officer directors. The Company believes that this lawsuit is simply a restatement of the claims made in the 1992 lawsuit and a motion to  dismiss or stay this lawsuit was filed pending the outcome of the  1992
lawsuit.   On  December  3, 1996, the Circuit Court of  St.  Louis  County,
Missouri granted the motion to dismiss and ordered the St. Louis lawsuit to
be   dismissed  without  prejudice. The company was notified on January 6,
1997 that Mr.Powers filed a Notice of Appeal to the Missouri Court of Appeals.
The  Company  believes  Mr.   Powers' litigation  is  without  merit  and will
continue to defend against  it vigorously.

    The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a material adverse effect on the Company's financial position. The Company currently has no litigation with respect to any environmental matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended November 2, 1996.


                                  PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information on page 28 of the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The chart of common stock dividends on page 28 presents the cash dividends declared in 1995, consisting of three quarterly dividends of three cents per share each, and the cash dividends declared in 1996, consisting of one quarter at three cents per share and the last three quarters at four cents per share. On December 9, 1996, the Company declared a dividend of five cents per share payable on January 7, 1997.

Item 6.   SELECTED FINANCIAL DATA

    The information on page 25 of the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

10k - page 9

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

    The information on pages 12 and 13 of the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. In addition to the historical information presented in the "Management's Discussion and Analysis" and contained elsewhere herein, the discussion of certain matters, presented in or incorporated by reference in this Form 10-K, includes forward-looking information and assumptions concerning Spartech's operations, future results, and prospects. These forward-looking statements, as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, are based on current expectations and are subject to risk and uncertainties. The
Company desires to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause its consolidated results to differ materially from those expressed in or implied by the forward-looking statements or related assumptions.

   In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulations, and International Operations) included herein on pages 2 through 7, other important factors which have and could impact the Company's operations and results, include: (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments. In addition, the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions; and (2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the
Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. However, the Company continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information entitled "Quarterly Financial Information" on page 23 of the 1996 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

    In addition, the financial statements of the Registrant filed herewith are set forth in Item 14 and included in Part IV of this Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

   None.

10k - page 10

                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1997, is incorporated herein by reference in response to this item. In addition, the following table sets forth certain information with respect to the Company's executive officers:

                                 Position with the Company and
Name                      Age    Date Appointed
Bradley B. Buechler       48     President (April 1987), Chief
                                 Executive Officer (October
                                 1991), and Director (February 1984)
David B. Mueller          43     Exectuive Vice President and
                                 Chief Operating Officer (May
                                 1996), Secretary (October
                                 1991),  and Director (March 1994)
Daniel J. Yoder           55     Vice President of Engineering
                                 and Technology (May 1990)
Randy C. Martin           34     Vice President-Finance and
                                 Chief Financial Officer (May 1996)
David G. Pocost           35     Vice President of Quality and
                                 Environmental Affairs
                                 (December 1996)

    Mr. Buechler, a CPA, was with Arthur Andersen & Co. before the commencement of his employment with the Company in 1981. Prior to the positions currently held, he was the Company's Corporate Controller and Vice President - Finance from 1981-1984 and Chief Operating Officer from 1985 - 1996.

    Mr. Mueller, a CPA, was previously with Arthur Andersen & Co. for seven years. More recently he was Corporate Controller of Apex Oil Company, a large independent oil company, from 1981-1988. Prior to the positions currently held, he was the Company's Vice President of Finance, Chief Financial Officer from 1988 - 1996.

   Mr. Yoder was General Manager of the Company's Spartech Plastics Central Region from 1986-1990. From 1983-1986 he was Vice President of Manufacturing for Atlas Plastics, Corp., prior to its acquisition by the Company.

   Mr. Martin, a CPA and CMA, was previously with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995. Prior to the positions currently held, he was the Company's Corporate Controller.

    Mr. Pocost was previously with Moog Automotive as Division Quality Assurance Manager and Senior Materials Engineer for eight years. Prior to the position currently held, he was the Company's Director of Quality & Environmental Affairs from 1994-1996.

10k - page 11


Item 11.   EXECUTIVE COMPENSATION

     The information contained in the sections entitled "Executive Compensation" and "Board of Directors and Committees" of the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1997 is incorporated herein by reference in response to this item.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the sections entitled "Security Ownership" of the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1997 is incorporated herein by reference in response to this item.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section entitled "Election of Directors" and Executive Compensation" of the Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1997 is incorporated herein by reference in response to this item.


                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    The following financial statements, financial statement schedules and exhibits are incorporated by reference from the 1996 Annual Report to Shareholders and/or filed as part of this Form 10-K:


                                                           Page
                                                               Annual Report
                                                  Form 10-K    to Shareholders

Report of Independent Public Accountants             F-1            24

Financial Statements

Consolidated Balance Sheet                            -             14
Consolidated Statement of Operations                  -             15
Consolidated Statement of Shareholders'Equity         -             16
Consolidated Statement of Cash Flows                  -             17

Notes To Consolidated Financial Statements            -            18-23

10k - page 12

Financial Statement Schedules

   Schedule
    Number     Description

     II.       Valuation  and  Qualifying Accounts                   F-2       -


Exhibits

    Exhibits required to be filed by Item 601(a) of Regulation S-K are included as Exhibits to this report as follows:


 2(A)(1)         Asset  Purchase and Sale Agreement between Spartech
                 Corporation (Buyer) and Pawnee Industries, Inc. (Seller)
 2(B)(2)         Agreement of Plan of Merger between Spartech Corporation,
                 Spartech  Plastics, Inc., and Portage Industries Corporation,
                 dated February 22, 1996
 2(C)(3)         Asset  Purchase  and  Sale  Agreement  between  Spartech
                 Corporation, Hamelin Group  Inc., Hamelin Industries Inc.,
                 Robert Hamelin  and  Hamro Group, Inc. dated June 7, 1996
 3(4)            Articles of Incorporation and By-Laws
 10(A)(5)        Amended and Restated Employment Agreement dated July 1, 1992, between Bradley B. Buechler and Spartech Corporation
 10(B)(5)        Amended and Restated Employment Agreement dated July 1, 1992, between David B. Mueller and Spartech Corporation
 10(C)(5)        Amended and Restated Employment Agreement dated June 30, 1995, between Daniel J. Yoder and Spartech Corporation
 10(D)(6)        Spartech Corporation Incentive Stock Option Plan dated July
                 26, 1991
 10(E)(6)        Spartech Corporation Restricted Stock Option Plan dated
                 July 26, 1991
 10(F)           Amendment to the Amended and Restated Employment Agreement
                 between  Bradley B. Buechler and Spartech  Corporation
                 dated as of July 1, 1996
 10(G)           Amendment  to  the  Amended  and  Restated  Employment
                 Agreement
                 between David B. Mueller and Spartech Corporation dated  as of July 1, 1996
 11              Statement re Computation of Per Share Earnings
 13              Pages 12 through 28 of 1996 Annual Report to Shareholders
 21              Subsidiaries of Registrant
 23              Consent of Independent Public Accountants
 24              Powers of Attorney
 27              Financial Data Schedule

 (1) Filed as an exhibit to the Company's Form 8-K, dated November 1, 1994, filed with the Commission on November 16, 1994, and incorporated herein by reference.

10k - page 13

 (2) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended February 3, 1996, filed with the Commission on March 1, 1996, and incorporated herein by reference.

 (3) Filed as an exhibit to the Company's Form 8-K, dated June 7, 1996, filed with the Commission on June 19, 1996, and incorporated herein by reference.

 (4) Filed in response to the Commission's comments concerning the Company's Proxy Statement relating to the Annual Meeting of Shareholders held June 10, 1992, filed with the Commission on May 27, 1992, and incorporated herein by reference.

 (5) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on January 7, 1993, and incorporated herein by reference.

 (6) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended November 2, 1991, filed with the Commission on February 18, 1992, and incorporated herein by reference.

    All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Reports on Form 8-K

    A Form 8-K was filed on August 27, 1996 incorporating the announcement of the Company's third quarter and nine months operating results into the Registration Statement No. 333-07917 on Form S-3 filed on July 10, 1996. No financial statements were required to be filed in the Form 8-K.

    A Form 8-K was filed on October 10, 1996 for the completion of the acquisition of the Hamelin Group Inc. on September 27, 1996. No financial statements were filed in the Form 8-K, as the required historical and pro forma financial information was included in Amendment No. 1 to the Registration Statement No. 333-07917 on Form S-3 filed on August 28, 1996.

10k - page 14

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 10, 1997                              By: /S/ Bradley B.Buechler
         (Date)                                       Bradley B. Buechler
                                                      President and Chief
                                                      Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                         SIGNATURES                TITLE

January 10, 1997             /S/ Bradley B. Buechler   President, Chief
                             Bradley B. Buechler       Executive Officer,
                                                       and Director (Principal
                                                       Executive Officer)

January  10, 1997            /S/ David B. Mueller      Executive Vice President,
                             David B. Mueller          Chief Operating Officer,
                                                       Director

January  10,  1997           /S/ Randy C. Martin       Vice President-Finance
                             Randy C.Martin            Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

January 10, 1997             /S/ Thomas L. Cassidy     Director
                             Thomas L. Cassidy*

January  10, 1997            /S/ W. R. Clerihue        Chairman of the Board and
                             W. R. Clerihue*           Director

January 10, 1997             /S/ Francis J. Eaton      Director
                             Francis J. Eaton*

January 10, 1997             /S/ Jackson W. Robinson   Director
                             Jackson W. Robinson*

January 10, 1997             /S/ Rodney H. Sellers     Director
                             Rodney H. Sellers*

* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

                                                  /S/ Bradley B. Buechler
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact
10k - page 15


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

     We have audited in accordance with generally accepted auditing standards, the financial statements included in SPARTECH Corporation's 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 6, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

St. Louis, Missouri
December 6, 1996

10k - page F-1



                   SPARTECH CORPORATION AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR FISCAL YEARS ENDED 1994, 1995 AND 1996
                          (Dollars in thousands)


                                ADDITIONS AND
                   BALANCE AT     CHARGES TO               BALANCE AT
                    BEGINNING     COSTS AND                  END OF
   DESCRIPTION      OF PERIOD      EXPENSES    WRITE-OFFS    PERIOD

October 29, 1994:
   Allowance for    $  1,044      $   1,477     $ (1,106)   $  1,415
      Doubtful
    Accounts


October 28, 1995:
   Allowance for    $   1,415     $      840    $   (663)   $  1,592
      Doubtful
    Accounts

November 2, 1996:
   Allowance for    $  1,592      $     578     $  (224)    $  1,946
      Doubtful
   Accounts


    Fiscal year 1994, 1995, and 1996 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Product Components, Inc., Pawnee Industries, Inc., Portage Industries Corporation, and Hamelin Group, Inc., in February 1994, November 1994, May 1996, and September 1996, respectively.

10k - page F-2