Form 10-Q
period 1997-02-01
SPARTECH CORP
filed 1997-03-04
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 1997


Commission File Number 1-5911

		       SPARTECH CORPORATION
(Exact name of registrant as specified in its charter)

		 DELAWARE	      	  		               43-0761773
(State or other jurisdiction of   			(I.R.S Employer
 incorporation or organization) 		    Identification No.)

7733 Forsyth Boulevard, Suite 1450, Clayton, Missouri,  63105
(Address of principal executive offices)

(314) 721-4242
(Registrant's telephone number, including area code)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
									Yes   x  	No


	Number of common shares outstanding as of February 1, 1997:

	Common Stock, $.75 par value per share			26,348,004

SPARTECH CORPORATION AND SUBSIDIARIES

INDEX

February 1, 1997



PART I.	FINANCIAL INFORMATION	PAGE
       	CONSOLIDATED CONDENSED BALANCE SHEET -
       	as of November 2, 1996 and February 1, 1997	                 3

       	CONSOLIDATED CONDENSED STATEMENT OF
	       OPERATIONS - for the quarter ended
       	February 3, 1996 and February 1, 1997                       	4

       	CONSOLIDATED CONDENSED STATEMENT OF
       	CASH FLOWS - for quarter ended
	       February 3, 1996 and February 1, 1997	                       5

       	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	                  6

       	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	               8


PART II.	OTHER INFORMATION	                                         12

	        SIGNATURES	                                                13

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except share amounts)

ASSETS
	                                       		Feb. 1, 1997   Nov. 2, 1996
                                          	(unaudited)
Current Assets
	Cash and equivalents	$                          4,685	  $   3,447
	Receivables, net	                              66,176     	63,025
	Inventories	                                   53,981	     55,467
	Prepayments and other	                          3,315	      3,662
		Total Current Assets	                        128,157	    125,601

Property, Plant and Equipment	                 146,948	    149,425
	Less accumulated depreciation	                 34,593	     37,063
		Net Property, Plant and Equipment	           112,355	    112,362

Goodwill	                                       46,348	     45,919

Other Assets		                                   2,100	      2,362

                                              $288,960    $286,244

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
	Current maturities of long-term debt	        $    995	  $     997
	Accounts payable	                              40,178	     37,316
	Accrued liabilities	                           23,022	     22,023
	Due to Hamelin Group Inc.	                      9,701	          -
		Total Current Liabilities	                    73,896	     60,336

Long-Term Debt, Less Current Maturities	        97,471	    104,877

Other Liabilities	                               5,198	      5,966

		Total Long-Term Liabilities	                 102,669	    110,843

Shareholders' Equity
	Common stock, 26,609,554 shares issued
		in 1996 and 26,618,254 shares issued
		in 1997	                                      19,957	     19,963
	Contributed capital	                           90,708	     90,395
	Retained earnings	                              2,703	      6,863
	Treasury stock, at cost, 209,100 shares
		in 1996 and 270,250 shares in 1997	            (2,061)	   (2,781)
	Cumulative translation adjustments	              1,088	       625

		Total Shareholders' Equity	                   112,395  	 115,065

                                            			$288,960	  $286,244

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited and amounts in thousands, except per share data)


                                           	       QUARTER ENDED
                                           	Feb. 3, 1996	    Feb. 1, 1997

Net Sales	                                      $ 87,466	        $113,387

Costs and Expenses
	Cost of sales	                                   74,473	          95,308
	Selling and administrative	                       5,603           	6,864
	Amortization of intangibles	                        198	             325

                                                  80,274	         102,497

Operating Earnings	                                7,192	          10,890
	Interest	                                         1,101	           1,910

Earnings Before Income Taxes	                      6,091           	8,980
	Income Taxes	                                     2,305        	   3,502

Net Earnings                                   	$  3,786         $  5,478


Net Earnings Per Common Share:

	Primary	                                      $     .16	        $    .20
	Fully diluted	                                $     .16         $    .20

Weighted Average Number of Shares Used in
	Computing Net Earnings per Common Share:

	Primary	                                         24,311	          27,737
	Fully diluted	                                   24,375	          27,748

Dividends Per Common Share	                     $    .03        	$    .05






See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited and dollars in thousands)


                                              	       QUARTER ENDED
                                              	Feb. 3, 1996	   Feb. 1, 1997

Cash Flows From Operating Activities
	Net earnings	                                     $  3,786	       $  5,478
	Adjustments to reconcile net earnings
		to net cash provided by operating
		activities:
			Depreciation and amortization	                     1,626	          2,824
			Change in current assets and
				liabilities	                                     (3,099)        	(3,134)
	Other, net	                                            157	          1,103
		Net cash provided by operating
			activities	                                        2,470	          6,271

Cash Flows From Investing Activities
	Capital expenditures	                                (2,882)	       (2,861)
	Final installment for Hamelin Acquisition                 -	       	(9,701)
	Retirement of assets	                                     2	            54
		Net cash used for investing activities	             (2,880)	      (12,508)

Cash Flows From Financing Activities
	Net borrowings (payments) on revolving
		credit facilities	                                    (660)	        7,500
	Payments on bonds and leases	                             -	           (82)
	Cash dividends on common stock	                        (701)        (1,318)
	Stock options exercised	                                209            627
	Treasury stock acquired	                               (336)	       (1,653)
	Other, net	                                               -              -
		Net cash provided by (used for)
			financing activities	                              (1,488)	        5,074

	Effect of exchange rate changes on cash
		and equivalents	                                         -	           (75)

Increase (Decrease) In Cash and Equivalents            (1,898)	      (1,238)

Cash and Equivalents At Beginning Of Period	            3,505         4,685

Cash and Equivalents At End Of Period	               $  1,607	     $  3,447


See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)

NOTE A - Basis of Presentation


		The accompanying consolidated financial statements include the accounts of
Spartech Corporation and its wholly-owned subsidiaries (the "Company").
These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 2, 1996 Annual Report on
Form 10-K.

		The Company's fiscal year ends on the Saturday closest to October 31.  Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal 1997.  As a result, the first quarter ended February 3, 1996 consisted of 14 weeks, compared to the
13-week first quarter ended February 1, 1997.  Operating results for the first quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

		Inventories are valued at the lower of cost (first-in, first-out) or market.
Inventories at November 2, 1996 and February 1, 1997 are comprised of the following components:

                               			  1996    	  1997
			Raw materials	               $ 34,778	  $ 36,838
			Finished goods	                19,203  	  18,629

                            				$ 53,981  	$ 55,467

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)

NOTE C - Cash Flow Information


		Supplemental information on cash flows and noncash transactions for the quarter ended February 3, 1996 and February 1, 1997 is as follows:

                                			  1996    	  1997
	Cash paid for:
		Interest	                      $    187  	$    301
		Income taxes	                  $    317	 	$    154


NOTE D - Commitments and Contingencies


	In February 1997, the Company settled the lawsuits against it and certain of its Directors with the Company's former Chairman of the Board and Chief
Executive Officer.  All claims under the lawsuit filed in 1992 with the United
States District Court for the Southern District of New York and the similar lawsuit pending in the Circuit Court of St. Louis County, Missouri were resolved with this settlement.  The settlement terminated all disputes between the respective parties and general releases were executed to prevent further action on such disputes.  The settlement was reflected in the Company's first quarter financial statements and did not result in a net charge to earnings.

	The Company currently has no litigation with respect to any environmental matters.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	AND
        RESULTS OF OPERATIONS

Results of Operations

		The Company's fiscal year ends on the Saturday closest to October 31.  Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal 1997.  As a result, the first quarter ended February 3, 1996 consisted of 14 weeks, compared to the
13-week first quarter ended February 1, 1997.  The operating results presented below include discussions as a percentage of sales, and where indicated, certain 1996 amounts have been adjusted to reflect a 13-week quarter for more meaningful comparisons.

		Net sales of $113.4 million for the first quarter ended February 1, 1997 increased 30% from the similar period in 1996 as a result of an increase in pounds sold by the Company's Extruded Sheet & Rollstock Group and the effects of the 1996 acquisitions of Portage Industries and the Hamelin Group Inc. The first quarter 1997 net sales represent a 40% increase from 1996 sales, adjusted to reflect a normal 13-week first quarter in 1996.  This increase resulted from an
11% increase in overall pounds shipped and a 36% increase in net sales related to the second half 1996 acquisitions, net of a 7% decline related to changes in prices and mix of products sold in the period.

		Net sales of the Extruded Sheet & Rollstock Group increased approximately 27%
for the quarter ended February 1, 1997 over the 1996 amount adjusted to a
13-week quarter.  The increase in Extruded Sheet & Rollstock sales resulted from a 13% increase in pounds shipped and a 21% increase in net sales related to the second half 1996 acquisitions, net of a 7% decline related to changes in prices and mix of products sold in the period.  Net sales in the Color & Specialty
Compounds Group increased by 25% as compared to the 1996 amount adjusted to a
13-week quarter. The increase in Color & Specialty Compounds resulted from a 5%
increase in pounds shipped and a 31% increase in net sales related to the second half 1996 acquisitions, net of a 11% decline related to changes in prices and mix of products sold in the period.  The Molded Products Group added approximately $10.4 million in 1997 net sales.

		Cost of sales increased 28% to $95.3 million for the quarter ended February 1,
1997, compared with $74.5 million for the same period of 1996, but decreased to
84.1% of net sales for 1997 from 85.1% for 1996. The more favorable cost of sales percentage in 1997 represents an approximate 5% decline in overall raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the
Company during the last 12 months.

		Selling and administrative expenses of $6.9 million for the first quarter of
1997 increased when compared to $5.6 million for the similar period in 1996 due to the 1996 acquisitions.  On a percentage of net sales basis, selling and administrative costs for the quarter decreased to 6.1% in 1997 from 6.4% in
1996.  The percentage decrease in 1997 was primarily a result of continued cost containment efforts in 1997 and the effect of the increased sales volume on the fixed portion of the costs.

		Operating earnings for the quarter ended February 1, 1997 were $10.9 million
(9.6% of net sales) compared to $7.2 million (8.2% of net sales) for the corresponding period in 1996.  These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices, discussed above.

		Interest expense of $1.9 million for the quarter ended February 1, 1997 increased from $1.1 million for the same period in 1996 as a result of borrowings related to the Portage and Hamelin acquisitions completed in the last half of 1996.

		The Company's effective tax rate was 39.0% for the first quarter of 1997 compared to 37.8% in 1996.  The increase reflects the impact of new tax jurisdictions resulting from the 1996 acquisitions.

Environmental and Inflation

		The Company is subject to various laws governing employee safety and federal, state, & local laws, and regulations governing the quantities of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company.  The Company does not anticipate that future expenditures for the compliance with such laws and regulations will have a material effect on its capital expenditures, earnings, or competitive position.

		The plastic resins used by the Company in its production process are crude oil or natural gas derivatives and are available from a number of domestic and foreign suppliers.  Accordingly, the Company's raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry;
pricing of the resins tends to follow its own supply and demand equation except in periods of anticipated or actual shortages of crude oil or natural gas.  The
Company is not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 1997.

		The effects of inflation have not been significant on the overall operations of the Company during the last few years.  No material amount of the Company's sales are made pursuant to fixed price, long-term contracts.  The Company has historically been successful in compensating for inflationary costs through increased selling prices and/or increased productivity and related efficiencies.
The Company anticipates this trend will continue in the future.

Liquidity and Capital Resources

Cash Flow

		The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties.  The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions.  The Company's cash flows for the periods indicated are summarized as follows:
	                                                   First Quarter
                                                 	  1996  	   1997
                                               	 (Dollars in millions)
	Net cash provided by
		operating activities	                            $ 2.5	 $    6.3

	Net cash used for
		investing activities	                            $(2.9)	$  (12.5)
	Net cash provided by (used for)
		financing activities	                            $(1.5) $   5.1

	The Company continues to generate strong cash flows from operations, resulting from the 45% increase in net earnings in the first quarter 1997 compared to the corresponding period of the prior year, net of the impact of changes in working capital.  Operating cash flows used for changes in working capital totaled $3.1 million in the quarter ended February 1, 1997, primarily as a result of the increase in inventories to support future shipments.

	The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the quarter ended February 1, 1997 and February 3, 1996 were both $2.9 million. The Company anticipates total capital expenditures of approximately $13.5 million for fiscal 1997, reflecting an increase for additional equipment at the facilities acquired in 1996, which will comprise over 50% of the 1997 budget. Also impacting the first quarter 1997 cash used for investing activities was the final payment, in late November 1996, on the Hamelin Group acquisition. The amount ($9.7 million) was reflected as a current payable at fiscal year end November 2, 1996.

		The cash flows provided by financing activities were $5.1 million for the first quarter of 1997.  The primary activity was the net borrowings of $7.5 million which included the impact of funding the $9.7 million final installment due Hamelin in the first quarter 1997, net of $2.2 million of payments on the revolving credit facility from operating cash flow generated in the quarter.

Financing Arrangements

		In August 1995, the Company completed a $50 million private placement of senior unsecured notes at a fixed rate of 7.21% and finalized a $40 million unsecured bank credit facility.  The acquisition of Portage in May 1996 was funded by the bank credit facility.  In September 1996, the Company completed a simultaneous public offering of 3 million shares of common stock for $25.9 million in net proceeds and a $30 million private placement of 7.62% guaranteed senior notes to finance the acquisition of Hamelin.

		The Company anticipates that cash flow from operations, together with the financing and borrowings under the Company's bank credit facility, will satisfy its working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

Other

		The information presented herein contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995,
which are based on current expectations and are subject to risk and uncertainties.  The Company desires to take advantage of the "safe harbor"
provisions of the PSLRA by cautioning that numerous important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause its consolidated results to differ materially from those expressed in or implied by the forward-looking statements or related assumptions. Investors are directed to the discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Annual
Report on Form 10-K filed with the Securities and Exchange Commission.

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



                                    SPARTECH CORPORATION
                                        (Registrant)




Date:	  March 3, 1997	           	/s/   	Bradley B. Buechler
                                        	Bradley B. Buechler
                                        	President and Chief
                                        	Executive Officer
                                        	(Principal Executive Officer)




                               	/s/	    Randy C. Martin
                                      		Randy C. Martin
                                      		Vice President - Finance and
                                      		Chief Financial Officer
                                      		(Principal Financial and
                                      		Accounting Officer)