Form 10-Q
period 1997-05-03
SPARTECH CORP
filed 1997-06-02
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997


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

		Yes   x  	No


	Number of common shares outstanding as of May 3, 1997:

	Common Stock, $.75 par value per share			26,619,154

SPARTECH CORPORATION AND SUBSIDIARIES

INDEX

May 3, 1997



PART I.	FINANCIAL INFORMATION	PAGE
	CONSOLIDATED CONDENSED BALANCE SHEET -
	as of November 2, 1996 and May 3, 1997                	3

	CONSOLIDATED CONDENSED STATEMENT OF
	OPERATIONS - for the quarter and six months
	ended May 4, 1996 and May 3, 1997	                     4

	CONSOLIDATED CONDENSED STATEMENT OF
	CASH FLOWS - for six months ended
	May 4, 1996 and May 3, 1997	                           5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	            6

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	         8


PART II.	OTHER INFORMATION	                            12

	SIGNATURES	                                           13

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except share amounts)

ASSETS
                                                               			May 3, 1997
 	                                               Nov. 2, 1996      (unaudited)
Current Assets
	Cash and equivalents	                               $  4,685	     $   5,016
	Receivables, net                                     	66,176        	68,379
	Inventories	                                          53,981	        56,919
	Prepayments and other	                                 3,315	         3,245
		Total Current Assets	                               128,157	       133,559

Property, Plant and Equipment	                        146,948	       150,890
	Less accumulated depreciation	                        34,593	        39,466
		Net Property, Plant and Equipment	                  112,355        111,424

Goodwill	                                              46,348	        45,332

Other Assets		                                          2,100	         4,077
			                                                  $288,960	      $294,392

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
	Current maturities of long-term debt               	$    995	     $   1,044
	Accounts payable	                                     40,178	        39,866
	Accrued liabilities	                                  23,022	        21,701
	Due to Hamelin Group Inc.	                             9,701	             -
		Total Current Liabilities	                           73,896	        62,611

Long-Term Debt, Less Current Maturities	               97,471	       107,226

Other Liabilities	                                      5,198	         6,570

		Total Long-Term Liabilities	                        102,669	       113,796

Shareholders' Equity
	Common stock, 26,609,554 shares issued
		in 1996 and 26,618,254 shares issued
		in 1997	                                             19,957	        19,964
	Contributed capital	                                  90,708	        89,510
	Retained earnings	                                     2,703        	12,217
	Treasury stock, at cost, 209,100 shares
		in 1996 and 270,250 shares in 1997	                  (2,061)	       (3,060)
	Cumulative translation adjustments	                    1,088	          (646)

		Total Shareholders' Equity	 112,395	 117,985
                                                  			$288,960       	$294,392

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited and amounts in thousands, except per share data)


                                    	         QUARTER ENDED		 SIX MONTHS ENDED
                                            	May 4,  	May 3,	 May 4,  	May 3,
                                              1996 	  1997     1996		   1997

Net Sales                                	$ 98,330 	$129,815  $185,796	 $243,202

Costs and Expenses
	Cost of sales                             	83,449	  108,629	  157,922	  203,937
	Selling and administrative                 	5,989	    7,990	   11,592	   14,854
	Amortization of intangibles	                  183	      321	      381	      646
	                                        	  89,621	  116,940 	 169,895	  219,437

Operating Earnings                          	8,709	   12,875   	15,901	   23,765
	Interest	                                   1,100	    2,093 	   2,201	    4,003

Earnings Before Income Taxes                	7,609	   10,782	   13,700	   19,762
	Income Taxes	                               2,834	    4,107	    5,139	    7,609

Net Earnings	                             $  4,775	  $ 6,675	  $ 8,561	 $ 12,153


Net Earnings Per Common Share:

	Primary	                                  $   .19 	  $  .24	  $   .35	  $   .44
	Fully diluted	                            $   .19	   $  .24	  $   .35   $   .44

Weighted Average Number of
 Shares Used in Computing Net
 Earnings per Common Share:

	Primary	                                   24,603	   27,756 	  24,456	   27,672
	Fully diluted	                             24,779	   27,825 	  24,759	   27,731

Dividends Per Common Share	                $   .04	  $   .05	  $   .07	  $   .10




See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited and dollars in thousands)


                                                           SIX MONTHS ENDED
                                                     	 May 4, 1996 	 May 3, 1997

Cash Flows From Operating Activities
	Net earnings	                                            $  8,561  	  $ 12,154
	Adjustments to reconcile net earnings
		to net cash provided by operating
		activities:
			Depreciation and amortization	                            3,229	       5,669
			Change in current assets and
				liabilities	                                            (4,158)	     (7,912)
	Other, net	                                                   470	         858
		Net cash provided by operating
			activities	                                               8,102     	 10,769

Cash Flows From Investing Activities
	Capital expenditures	                                      (5,187)	     (5,789)
	Final installment for Hamelin Acquisition                       -	     	(9,701)
	Retirement of assets	                                           2   	      245
		Net cash used for investing activities	                   (5,185)   	 (15,245)

Cash Flows From Financing Activities
	Net borrowings (payments) on revolving
		credit facilities	                                        (1,510)	     10,050
	Payments on bonds and leases	                                   -	        (215)
	Cash dividends on common stock	                            (1,638)	     (2,639)
	Stock options exercised                                      	487       	1,016
	Treasury stock acquired                                     	(708)	     (3,207)
	Other, net	                                                     -    	       -
		Net cash used for financing activities	                   (3,369)	      5,005

	Effect of exchange rate changes on cash
		and equivalents	                                               -	        (198)

Increase (Decrease) In Cash and Equivalents	                  (452)        	331

Cash and Equivalents At Beginning Of Period	                  3,505 	     4,685

Cash and Equivalents At End Of Period	                     $  3,053   	$  5,016


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

		The Company's fiscal year ends on the Saturday closest to October 31.
Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal 1997.  As a result, the first quarter and six months ended May 4, 1996 consisted of 14 and
27 weeks, compared to the 13 and 26 weeks for the respective 1997 periods.
Operating results for any first quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

		Inventories are valued at the lower of cost (first-in, first-out) or market.  Inventories at November 2, 1996 and May 3, 1997 are comprised of the following components:

                              			   1996    	  1997
			Raw materials	               $ 34,778 	$ 36,811
			Finished goods	                19,203	   20,108

	                            			$ 53,981	 $ 56,919

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

		Supplemental information on cash flows and noncash transactions for the six months ended May 4, 1996 and May 3, 1997 is as follows:

                               			  1996    	  1997
	Cash paid for:
		Interest	                     $  2,145	  $  2,507
		Income taxes	                 $  4,228	 	$  4,833


NOTE D - Commitments and Contingencies

	The Company currently has no litigation with respect to any environmental matters.

Note E - Earnings Per Share

	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128")
which specifies the computation, presentation and disclosure requirements for
EPS.  SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share"
("APB 15") with the presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  The Company is required to adopt SFAS 128 with its October 31, 1998 financial statements and restate all prior-period EPS data.  The Company will continue to account for EPS under APB 15 until that time.  Under SFAS 128, the Company's basic EPS for the three months ended May
3, 1997 and May 4, 1996 was .25 and .20 per share, respectively, and the
Company's diluted EPS for the three months ended May 3, 1997 and May 4, 1996 was .24 and .19 per share, respectively.  For the six month periods ended May
3, 1997 and May 4, 1996 basic EPS was .46 and .37 per share, respectively and diluted EPS was .44 and .35 per share, respectively.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			AND RESULTS OF OPERATIONS

Results of Operations

		The Company's fiscal year ends on the Saturday closest to October 31.
Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal 1997.  As a result, the first quarter and six months ended May 4, 1996 consisted of 14 and
27 weeks, compared to the 13 and 26 weeks for the respective 1997 periods.  The operating results presented below include discussions as a percentage of sales, and where indicated, certain 1996 amounts have been adjusted to reflect a 26-
week period for more meaningful comparisons.

		Net sales were $129.8 million and $243.2 million for the quarter and six months ended May 3, representing a 32% and 36% increase  from the similar periods in 1996.  These results include an increase in pounds sold by the
Company's Extruded Sheet & Rollstock Group and the effects of the late 1996 acquisitions of Portage Industries and the Hamelin Group Inc. For the six month period, this increase resulted from a 7% increase in overall pounds shipped and a 34% increase in net sales related to the second half 1996 acquisitions, net of a 5% decline related to changes in prices and mix of products sold in the period.

		Net sales of the Extruded Sheet & Rollstock Group increased approximately
18% for the quarter ended May 3, 1997 and 22% for the six months ended May 3,
1997 over the 1996 periods, with the Portage and GM-Plastics acquisitions accounting for a majority of this growth.  The increase in Extruded Sheet &
Rollstock sales for the six months resulted from a 9% increase in pounds shipped as a result of strong sales to the packaging and sign/advertising markets and an 18% increase in net sales related to the second half 1996 acquisitions. Price and product mix changes had a 5% negative impact on sales for the six months.  Net sales in the Color & Specialty Compounds Group increased by 25% for both the quarter and six months periods in 1997 versus the comparable 1996 periods. The increase in Color & Specialty Compounds sales for the six months resulted from a 3% increase in pounds shipped and a 30% increase in net sales related to the 1996 Korlin acquisition, net of an 8% decline related to changes in prices and mix of products sold in the period.  The
Molded Products Group added approximately $12.5 million and $22.9 million in
1997 net sales and $1.8 million and $3.0 million in operating earnings for the quarter and six month periods ended May 3, 1997.  Hamelin Industries, our manufacturer of plastic wheel assemblies, posted strong results as sales related to their newly-patented wheel locking device began to build during the quarter.

		Cost of sales increased to $109.0 million for the quarter ended May 3,
1997, compared with $83.4 million for the same period of 1996, but decreased to

83.8% of net sales for 1997 from 84.9% for 1996. The cost of sales percentages were 83.9% and 85.0% for the six months ended May 3, 1997 and May 4, 1996, respectively. The more favorable cost of sales percentages in 1997 represent an approximate 3% decline in overall raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 12 months.

		Selling and administrative expenses were $8.0 million and $14.9 million for the quarter and six months ended May 3, 1997 compared to $6.0 million and
$11.6 million for the similar periods in 1996.  On a percentage of net sales basis, selling and administrative costs for the quarter increased marginally to
6.2% in 1997 from 6.1% in 1996.  The slight decrease in 1997 six month percentage of 6.1 versus 6.2 for the same period last year was primarily a result of continued cost containment efforts in 1997 and the effect of the increased sales volume on the fixed portion of the costs.

		Operating earnings for the quarter ended May 3, 1997 were $12.9 million
(9.9% of net sales) compared to $8.7 million (8.9% of net sales) for the corresponding period in 1996.  Operating earnings for the six months ended May
3, 1997 were $23.8 million (9.8% of net sales) compared to $15.9 million (8.6%
of net sales) for the six months in 1996.  These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices, discussed above.

		Interest expense for the quarter and six months ended May 3, 1997 of $2.0 million and $4.0 million increased from the same periods in 1996 as a result of borrowings related to the Portage and Hamelin acquisitions completed in the last half of 1996.

		The Company's effective tax rate was 39% for the quarter and six months of
1997 compared to 38% in 1996.  The increase reflects the impact of new tax jurisdictions resulting from the 1996 acquisitions.

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

Liquidity and Capital Resources

Cash Flow

		The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties.  The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions.  The Company's cash flows for the periods indicated are summarized as follows:
                                          	       Six Months
	                                               1996    	  1997
                                          	 (Dollars in millions)
	Net cash provided by
		operating activities                        	$ 8.1	    $ 10.8

	Net cash used for
		investing activities                        	$(5.2)	   $(15.2)
	Net cash provided by (used for)
		financing activities                        	$(3.4)	   $  5.0

	The Company continues to generate strong cash flows from operations, resulting from the 40% increase in net earnings in the first half of 1997 compared to the corresponding period of the prior year, net of the impact of changes in working capital. Operating cash flows used for changes in working capital totaled $7.9 million in the six months ended May 3, 1997, primarily as a result of the increase in inventories to support future shipments and receivables resulting from expanded sales levels.

	The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the six months ended

May 3, 1997 and May 4, 1996 were $5.8 million and $5.2 million, respectively. The Company anticipates total capital expenditures of approximately $12.5 million for fiscal 1997, reflecting an increase for additional equipment at the facilities acquired in 1996, which will comprise over 50% of the 1997 budget. Also impacting the first half 1997 cash used for investing activities was the final payment, in late November 1996, on the Hamelin Group acquisition. The amount ($9.7 million) was reflected as a current payable at fiscal year end November 2, 1996.

		The cash flows provided by financing activities were $5.1 million for the first half of 1997.  The primary activity was the net borrowings of $10.1 million which included the impact of funding the $9.7 million final installment due Hamelin in the first quarter 1997.

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

      					At the Annual Shareholders meeting held March 12, 1997, Mr.
           Thomas L. Cassidy was elected as a Director of the Company with
           25,685,142 votes for, 66,807 against, and 630,955 shares
           unvoted.  Mr. David B. Mueller was also elected as a director of the Company with 25,685,142 votes for, 630,955 against, and
           66,807 shares unvoted.  Mr. Rodney H. Sellers was also elected as a Director of the Company with 25,685,142 votes for, 66,807 against, and 630,955 shares unvoted.  Arthur Anderson & Co was ratified as the Company's auditors with 25,840,931 votes for,
           20,219 against, and 13,827 shares unvoted.

Item 6 (a).	Exhibits

       					11	Statement re Computation of Per Share Earnings

       					27	Financial Data Schedule

Item 6 (b).	Reports on Form 8-K

       					None

SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            								       SPARTECH CORPORATION
                                       								(Registrant)




Date:	  June 3, 1997	                	/s/   	Bradley B. Buechler
                                            	Bradley B. Buechler
                                            	President and Chief
                                            	Executive Officer
                                           	(Principal Executive	Officer)




                                   	/s/	    Randy C. Martin
                                          		Randy C. Martin
                                          		Vice President - Finance and
                                          		Chief Financial Officer
                                         	 	(Principal Financial and
                                          		Accounting Officer)