Form 10-Q
period 1997-08-02
SPARTECH CORP
filed 1997-09-02
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997


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
                                              Yes   x   No

    Number of common shares outstanding as of August 2, 1997:

     Common Stock, $.75 par value per share                      26,428,339

SPARTECH CORPORATION AND SUBSIDIARIES

INDEX

August 2, 1997



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of November 2, 1996 and August 2, 1997         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended August 3, 1996 and August 2, 1997           4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          August 3, 1996 and August 2, 1997                 5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                                13

          SIGNATURES                                       14

PART I - FINANCIAL INFORMATION

                                   Item 1.  FINANCIAL STATEMENTS

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands, except share amounts)

ASSETS
                                                          Aug. 2, 1997
                                           Nov. 2, 1996   (unaudited)
Current Assets
  Cash and equivalents                              $  4,685       $   3,930
  Receivables, net                                    66,176          63,309
  Inventories                                         53,981          53,695
  Prepayments and other                                3,315           2,300
     Total Current Assets                            128,157         123,234

Property, Plant and Equipment                        146,948         153,589
  Less accumulated depreciation                       34,593          41,934
     Net Property, Plant and Equipment               112,355         111,655

Goodwill                                              46,348          45,007

Other Assets                                           2,100           3,913
                                                    $288,960        $283,809

LIABILITIES AND SHAREHOLDERS' EQUITY

                                   Current Liabilities
  Current maturities of long-term debt              $    995         $   975
  Accounts payable                                    40,178          39,009
  Accrued liabilities                                 23,022          21,321
  Due to Hamelin Group Inc.                            9,701               -
     Total Current Liabilities                        73,896          61,305

Long-Term Debt, Less Current Maturities               97,471          92,936

Other Liabilities                                      5,198           5,635

     Total Long-Term Liabilities                     102,669          98,571

Shareholders' Equity
  Common stock, 26,609,554 shares issued
     in 1996 and 26,619,154 shares issued
     in 1997                                          19,957          19,964
  Contributed capital                                 90,708          89,004
  Retained earnings                                    2,703          17,628
  Treasury stock, at cost, 209,100 shares
     in 1996 and 190,815 shares in 1997                (2,061)        (2,259)
  Cumulative translation adjustments                   1,088            (404)

     Total Shareholders' Equity                      112,395         123,933
                                                    $288,960        $283,809

See accompanying notes to consolidated financial statements.


SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited and amounts in thousands, except per share data)

                                    QUARTER ENDED      NINE MONTHS ENDED
                                       Aug. 3,    Aug. 2,   Aug. 3,   Aug. 2,
                                          1996      1997      1996       1997

Net Sales                             $ 101,223  $123,170  $287,019  $366,372

Costs and Expenses
  Cost of sales                          85,029   102,735   242,954   306,671
  Selling and administrative              6,550     7,473    18,139    22,327
  Amortization of intangibles               238       337       619       983
                                         91,817   110,545   261,712   329,981

Operating Earnings                        9,406    12,625    25,307    36,391
  Interest                                1,376     1,771     3,577     5,774

Earnings Before Income Taxes              8,030    10,854    21,730    30,617
  Income Taxes                            3,010     4,123     8,149    11,732

Net Earnings                           $  5,020  $  6,731 $  13,581  $ 18,885


Net Earnings Per Common Share:

  Primary                              $    .20  $    .24  $    .55  $    .68
  Fully diluted                        $    .20  $    .24  $    .55  $    .68

Weighted Average Number of
 Shares Used in Computing Net
 Earnings per Common Share:

  Primary                                24,792    27,988    24,536    27,822
  Fully diluted                          24,792    28,173    24,777    27,972

Dividends Per Common Share             $    .04  $    .05  $    .11  $    .15




See accompanying notes to consolidated financial statements.




SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited and dollars in thousands)

                                                  NINE MONTHS ENDED
                                                 Aug. 3, 1996   Aug. 2, 1997

Cash Flows From Operating Activities
  Net earnings                                     $  13,581        $ 18,885
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization                   5,065           8,488
       Change in current assets and
          liabilities, net of effects of
          acquisitions                                 (6,557)           367
       Other, net                                      1,626             (65)
     Net cash provided by operating
       activities                                     13,715          27,675

Cash Flows From Investing Activities
  Capital expenditures                                (6,295)         (8,522)
  Business acquisitions, net of cash
     acquired                                     (17,562)            (9,701)
  Retirement of assets                                    30             256
     Net cash used for investing activities          (23,827)        (17,967)

Cash Flows From Financing Activities
  Net borrowings (payments) on revolving
     credit facilities                                13,440          (4,200)
  Payments on bonds and leases                            -             (324)
  Cash dividends on common stock                       (2,580)        (3,959)
  Stock options exercised                                184           1,431
  Treasury stock acquired                              (1,306)        (3,326)
     Net cash provided by (used for)
       financing activities                             9,738        (10,378)

     Effect of exchange rate changes on cash
       and equivalents                                      -            (85)

Increase (Decrease) In Cash and Equivalents              (374)          (755)

Cash and Equivalents At Beginning Of Period             3,505          4,685
Cash and Equivalents At End Of Period                $  3,131       $  3,930


See accompanying notes to consolidated financial statements.



SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
                                   NOTE A - Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjuction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 2, 1996 Annual Report on Form 10-K.

  The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal 1997. As a result, the first quarter and nine months ended August 3, 1996 consisted of 14 and 40 weeks, compared to the 13 and 39 weeks for the respective 1997 periods. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

 Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at November 2, 1996 and August 2, 1997 are comprised of the following components:

                                                        1996            1997
          Raw materials                             $ 34,778        $ 36,075
          Finished goods                              19,203          17,620

                                                    $ 53,981        $ 53,695


SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
                                   NOTE C - Cash Flow Information

  Supplemental information on cash flows and noncash transactions for the nine months ended August 3, 1996 and August 2, 1997 is as follows:

                                                        1996            1997
  Cash paid for:
     Interest                                       $  2,352        $  2,989
     Income taxes                                   $  6,205        $  7,786


NOTE D - Commitments and Contingencies
  The Company currently has no litigation with respect to any environmental matters.

Note E - Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilted EPS reflects the potential dilution that could occur if securities or other contracts to issue issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 beginning with its financial statements for the first quarter ending January 31, 1998 and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Under SFAS 128, the Company's basic EPS for the three months ended August 2, 1997 and August 2, 1996 was .25 and .21 per share, respectively, and the Company's diluted EPS for the three months ended August 2, 1997 and August 3, 1996 was .24 and .20 per share, respectively. For the nine months ended August 2, 1997 and August 3, 1996 basic EPS was .72 and .58 per share, respectively and diluted EPS was .68 and .55 per share, respectively.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
Note F - Subsequent Event--Acquisition

     On August 22, 1997, Spartech Corporation ("the Company") completed the acquisition of the net assets of the Preferred Plastic Sheet Division of Echlin Inc. ("Preferred") Extrusion Division. The purchase included four manufacturing facilities that produce rigid plastic sheet & rollstock, as well as profile extruded products, with combined annual sales of approximately $75 million. The purchase price for Preferred's net assets, was approximately $65 million. The acquisition was primarily financed by a $60 million private placement of debt at fixed interest rate of 7.0%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 1996 included 53 weeks compared to 52 weeks for fiscal 1997. As a result, the first quarter and nine months ended August 3, 1996 consisted of 14 and 40 weeks, compared to the 13 and 39 weeks for the respective 1997 periods. The operating results presented below include discussions as a percentage of sales, and where indicated, certain 1996 amounts have been adjusted to reflect a 39-week period for more meaningful comparisons.

 Net sales were $123.2 million and $366.4 million for the quarter and nine months ended August 2, 1997, representing a 22% and 30% increase from the similar periods in 1996. These results include an increase in pounds sold by each of the Company's industry group's and the effects of the second-half 1996 acquisitions of Portage Industries and the Hamelin Group Inc. For the nine month period, the consolidated increase resulted from a 6% increase in overall pounds shipped and a 27% increase in net sales related to the second-half 1996 acquisitions, net of a 3% decline related to changes in prices an mix of products sold in the period.


  Net sales of the Extruded Sheet & Rollstock Group increased approximately 8% for the quarter ended August 2, 1997 and 17% for the nine months ended August 2, 1997 over the 1996 periods. The increase in Extruded Sheet & Rollstock sales for the nine months resulted from a 7% increase in pounds shipped as a result of strong sales to the packaging and sign/advertising markets and a 13% increase in net sales related to the second-half 1996 acquisitions of Portage and GM-Plastics, while price and product mix changes had a negative 3% impact on sales. Net sales in the Color & Specialty Compounds Group increased by 33% for the quarter and 28% for the nine month period in 1997 versus the comparable 1996 periods. The increase in Color & Specialty Compound sales for the nine months resulted from a 4% increase in pounds shipped and a 30% increase in net sales related to the 1996 Korlin acquisition, net of a 6% decline related to changes in prices and mix of products sold in the period. The Molded Products Group added approximately $9.6 million and $32.5 milion in net sales for the quarter and nine months ended August 2, 1997.

 Cost of sales increased to $102.7 million for the quarter ended August 2, 1997 compared with $85.0 million for the same period of 1996, but decreased to 83.4% of net sales for 1997 from 84.0% for 1996. The cost of sales percentages were 83.7% and 84.6% for the nine months ended August 2, 1997 and August 3, 1996, respectively. The more favorable cost of sales percentages in 1997 reflect improved production efficiencies and a decline in certain raw material prices, partially offset by an increase in depreciation as a result of capital expenditures incurred by the company during the last 12 months.

 Selling and administrative expenses were $7.5 million and $22.3 million for the quarter and nine months ended August 2, 1997 compared to $6.6 million and $18.1 million for the similar periods in 1996. On a percentage of net sales basis, selling and administrative costs for the quarter decreased to 6.1% in 1997 from 6.5% for the same quarter in 1996. The percentage for the nine months of 1997 of 6.1% decreased from 6.3% for the prior year as a result of continued cost containment efforts and the effect of the increased sales volume on the fixed portion of the costs.

  Operating earnings for the quarter ended August 2, 1997 were $12.6 million (10.3% of net sales) compared to $9.4 million (9.3% of net sales) for the corresponding period in 1996. Operating earnings for the nine months ended August 2, 1997 were $36.4 million (9.9% of net sales) compared to $25.3 million (8.8% of net sales) for the nine months in 1996. These gains in operating earnings were achieved through increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices discussed above.

 Interest expense for the quarter and nine months ended August 2, 1997 of $1.8 million and $5.8 million increased from the same periods in 1996 as a result of the additional borrowings related to the Portage and Hamelin Group acquisitions completed in the last half of 1996. However, interest expense for the third quarter was down 15% from the $2.1 million level in the immediately preceding quarter, due to the paydown of nearly $14 million of the revolving credit facility within the third quarter of 1997.

 The Company's effective tax rate was 38.3% for the nine months of 1997 which is up nearly one percentage point from 1996.

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

Liquidity and Capital Resources

Cash Flow

 The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. The Company's cash flows for the periods indicated are summarized as follows:
                                                    Nine Months
                                               1996            1997
                                              (Dollars in millions)
  Net cash provided by
     operating activities                       $ 13.7            $ 27.7

  Net cash used for
     investing activities                       $(23.8)         $  (18.0)
  Net cash provided by (used for)
     financing activities                      $   9.7           $ (10.4)

  The Company continues to generate strong cash flows from operations, resulting from the 39% increase in net earnings in the first nine months of 1997 compared to the corresponding period of the prior year. Nine month operating cash flows provided by changes in working capital were a positive $.4 million as a result of improved management of accounts receivables and inventories in the third quarter.

  The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the nine months ended August 2, 1997 and August 3, 1996 were $8.5 million and $6.3 million, respectively. The Company anticipates total capital expenditures of approximately $12 million for fiscal 1997, reflecting an increase for additional equipment at facilities acquired in 1996, which will comprise over 50% of the 1997 total. Also impacting the first half 197 cash used for investing activities was the final payment, in late November 1996, on the Hamelin Group acquisition. The amount ($9.7 million) was reflected as a current payable at fiscal year end November 2, 1996.

  The cash flows used by financing activities were $10.4 million for the first nine months of 1997. The primary uses of funds were revolving credit facility repayments of $4.2 million (net of the impact of funding the $9.7 million final installment due Hamelin), cash dividend payments of $4.0 million, and purchases of treasury stock, net of stock options exercised, of $1.9 million.

Financing Arrangements

 In August 1995, the Company completed a $50 million private placement of senior unsecured notes at a fixed rate of 7.21% and finalized a $40 million unsecured bank credit facility. The acquisition of Portage in May 1996 was funded by the bank credit facility. In September 1996, the Company completed a simultaneous public offering of 3 million shares of common stock for $25.9 million in net proceeds and a $30 million private placement of 7.62% guaranteed senior notes to finance the acquisition of the Hamelin Group. On August 22, 1997 the Company completed a $60 million private placement of 7.0% senior notes to finance the Preferred Plastics acquisition.

  The Company anticipates that cash flow from operations, together with the financing and borrowings under the Company's bank credit facility, will satisfy its working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

Other

 The information presented herein contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which are based on current expectations and are subject to risk and uncertainties. The Company desires to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause its consolidated results to differ materially from those expressed in or implied by the forward-looking statments or related assumptions. Investors are directed to the discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Comission.

PART II - OTHER INFORMATION

Item 6 (a).    Exhibits
               10 Employment Agreement Between David G. Pocost and
                  Spartech Corporation dated as of February 1, 1997

               10 Employment Agreement Between Randy C. Martin and
                  Spartech Corporation dated as of March 31, 1997

               11 Statement re Computation of Per Share Earnings

               27 Financial Data Schedule

Item 6 (b).    Reports on Form 8-K

               A report on form 8-K, dated July 28, 1997, announcing the signing of an Asset Purchase and Sale Agreement to purchase the net assets of the Preferred Plastic Sheet Division of Echlin, Inc. was filed on August 12, 1997.

              A report on form 8-K, dated August 22, 1997, announcing the completion of the purchase of net assets of the Preferred Plastic Sheet Division of Echlin, Inc. was filed on September 2, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SPARTECH CORPORATION
                                                     (Registrant)




Date:   September 2, 1997          /s/    Bradley B. Buechler
                                          Bradley B. Buechler
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)




                                   /s/    Randy C. Martin
                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)




EXHIBIT 11
SPARTECH CORPORATION AND SUBSIDIARIES
STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
(In thousands, except per share data)

                                     QUARTER ENDED           NINE MONTHS ENDED
                                         Aug. 3,   Aug. 2,   Aug. 3,   Aug. 2,
                                           1996      1997      1996      1997

NET EARNINGS
  Primary and Fully diluted
   net earnings                        $  5,020  $  6,731  $ 13,581  $ 18,885

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Weighted average common
   shares outstanding                    23,481    26,403    23,387    26,386
  Add:  Shares issuable from
   assumed exercise of option             1,311     1,585     1,149     1,436

  Primary weighted average               24,792    27,988    24,536    27,822
   shares outstanding
  Add:  Additional shares
   issuable from assumed
   exercise of options due to
   the difference in the share
   repurchase price under the
   fully diluted computation                  -       185       241       150

Fully diluted weighted average
 shares outstanding                      24,792    28,173    24,777    27,972


NET EARNINGS PER SHARE

  Primary                              $    .20  $    .24  $    .55  $    .68
  Fully diluted                        $    .20  $    .24  $    .55  $    .68