Form 10-K
period 1997-11-01
SPARTECH CORP
filed 1998-01-12
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 1997

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $164,151,988 on December 31, 1997.

There were 26,439,948 total shares of common stock outstanding as of December 31, 1997.

Documents incorporated by reference
   1) Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
   2) Portions of the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.


PART I

Item 1.   BUSINESS

General

   Spartech Corporation, together with its subsidiaries ("Spartech" or the "Company"), operates in one industry segment as a leading producer of engineered thermoplastic materials, polymeric compounds, molded and profile products for a wide spectrum of customers in the plastics industry. The Company's 26 facilities throughout North America operate in the following three lines of business:

Extruded Sheet & Rollstock - which sells its products to various manufacturers who use plastic components in their industrial products. The principal uses of the Company's extruded sheet & rollstock are food and medical packaging products, signs, spas and showers, burial vault liners, vehicle interiors, boats, and refrigerators. The Company is North America's largest extruder of custom rigid plastic sheet & rollstock, operating 17 facilities in the United States and Canada under the name Spartech Plastics.

Color & Specialty Compounds - which sells custom designed plastic alloys, compounds, color concentrates, and calendered film for utilization by a large group of manufacturing customers for specialized footwear, loose-leaf binders, lawn and garden equipment, cosmetics and medical packaging products, automotive equipment, and numerous other applications. The Company produces and distributes these products from five facilities under the names Spartech Compounding, Korlin Concentrates, and Spartech Vy-Cal Plastics in the United States and Canada.

Molded & Profile Products - which manufactures custom and proprietary products including: (1) thin-walled, printed plastic food packaging and industrial containers, (2) thermoplastic tires and wheels for the lawn and garden, refuse container, and toy markets, (3) a limited line of tableware and housewares products, and (4) profile extruded products for a variety of industries. The Company produces these molded and profile products from five facilities in the United States and Canada under the names GenPak, Hamelin Industries, Spartech Enterprises, and Spartech Profiles.

   The Company's principal executive office is located at 7733 Forsyth Boulevard, Suite 1450, Clayton, Missouri 63105-1817, telephone (314) 721-4242. The Company was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960. In late 1983, the Company began a restructuring program designed to expand its plastics processing business and dispose of all of its non-plastics operating businesses. Since that time, the Company has expanded its plastics business through both internal growth and 11 acquisitions. Acquisitions completed over the last five years are summarized below:

   Date
   Acquired   		Business Acquired           Principal Products
   January 1993     Penda Corporation (a)        Extruded Sheet & Rollstock
   February 1994    Product Components           Extruded Sheet & Rollstock
   November 1994    Pawnee Industries (b)        Extruded Sheet & Rollstock
                                                 and Color Concentrates
   May 1996         Portage Industries (c)          Extruded Sheet & Rollstock
   September 1996   Hamelin Group (c)            Extruded Sheet & Rollstock,
                                                 Color Concentrates, and
                                                 Molded  Products
   August 1997      Preferred Plastic            Extruded Sheet & Rollstock
                    Plastic Sheet Division       and Profile Products
                    of Echlin Inc. (c)


(a)  	Includes Penda Corporation Extrusion Division's polystyrene, print grade lithographic styrene and PET businesses.

(b)  	Includes only Pawnee's Extrusion and Color Divisions.

(c)	Information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page
18 of the 1997 Annual Report to Shareholders, attached as Exhibit 13.

Extruded Sheet & Rollstock

 Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the extruded sheet & rollstock group for fiscal years 1997, 1996, and 1995 were as follows:

                        							Fiscal Year
(Dollars in millions)
               							  1997        1996       1995

	Net Sales	          	$375.8       $319.2    $283.2
	Operating Earnings	   $39.6        $31.6     $25.7

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

  Manufacturing and Production - The principal raw materials used in manufacturing extruded sheet & rollstock are plastic resins in pellet form, which are crude oil or natural gas derivatives. The Company extrudes a wide variety of plastic resins, including acrylonitrile butadiene styrene ("ABS"), polycarbonate, polypropylene ("PP"), acrylic, polyethylene terephthalate ("PET"), polystyrene, polyethylene ("PE"), and polyvinyl chloride ("PVC").

   The Company produces plastic sheet of up to seven layers using a multi-extrusion process, combining the materials in distinct layers as it is extruded through the die into a sheet form. More than half of the Company's plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, the Company will coat the plastic sheet or laminate sheets together in order to achieve performance characteristics desired by customers for particular applications. The Company is actively involved in new product developments, referred to as Alloy Plastics, which combine advanced engineered thermoplastic compounds with new manufacturing techniques. Spartech's Alloy Plastics represent new proprietary products which offer end-product manufacturers a variety of solutions to design high performance and environmentally-friendly products with cost effective benefits. Spartech Plastics introduced five such new products in the second half of fiscal 1997.

   Marketing, Sales and Distribution - The custom sheet and rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each of the group's 17 facilities because of shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The outdoor sign and spa businesses, however, are slightly more national in scope.

   The Company sells its extruded sheet & rollstock products principally through its own sales force, but also uses a limited number of independent sales representatives. The Company generally does not sell products of the extruded sheet & rollstock group under long-term contracts. During fiscal 1997, the extruded sheet & rollstock group sold its products to approximately 2,500 customers.

Color & Specialty Compounds

   Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the color &
specialty compound group for fiscal years 1997, 1996, and 1995 were as follows:
                            							Fiscal Year
(Dollars in millions)
                					    1997         1996         1995

	Net Sales              $84.0        $68.2        $69.1
	Operating Earnings      $7.1         $5.4         $4.6

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

   Marketing, Sales and Distribution - The color & specialty compound group sells most of its products to customers located in the East Coast and Midwest U.S. and in Quebec and Ontario, Canada. The group sells its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1997, the color & specialty compound group sold its products to approximately 1,000 customers.

Molded & Profile Products

   The five manufacturing facilities which comprise the molded and profile products group were added to the Company's businesses with the August 22,
1997 acquisition of the Preferred Plastic Sheet Division of Echlin Inc. and
the September 27, 1996 acquisition of the Hamelin Group Inc.  Therefore, fiscal 1997 results include only two months of operations for Spartech
Profiles and fiscal 1996 results only include one month of operations for
GenPak, Spartech Enterprises, and Hamelin Industries.  The group's net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) for these periods were as follows:
                                						Fiscal Year
 (Dollars in millions)
                    						     1997        1996            1995

	Net Sales                    $42.9       $ 3.9             $ -
	Operating Earnings            $5.9        $ .4             $ -


   Products - The molded & profile products group manufactures custom and proprietary items for a large group of intermediate and end-user customers. GenPak is a producer of thin-walled, printed plastic food packaging and industrial containers for a large group of dairy, deli, and industrial supply companies; Hamelin Industries manufacturers thermoplastic tire and wheel assemblies for the lawn and garden, refuse container, and toy markets; Spartech Enterprises manufactures a limited line of tableware and housewares products; and Spartech Profiles manufactures products for various industries, including the bedding and construction markets.

   Manufacturing and Production - The principal raw materials used in the Company's manufacturing of its molded and profile products are PE, PP, and PVC. The group manufactures it under four major product lines -- containers, wheels, tableware/houseware goods, and profile extruded products.

   Marketing, Sales and Distribution - GenPak markets most of its products to customers located in North America, as well as, the Caribbean and Russia; Hamelin Industries markets its products throughout North America from a centrally located plant in Warsaw, Indiana; Spartech Enterprises sells its products primarily throughout Canada; and Spartech Profiles markets its products throughout the United States. The group sells its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1997, the molded & profile products group sold its products to approximately 500 customers.

Raw Materials

   The Company uses large amounts of various plastic resins in its manufacturing processes. Such resins are crude oil or natural gas derivatives and are to some extent affected by supply, demand, and price trends in the petroleum industry. While the Company seeks to match cost increases with corresponding price increases, large increases in the costs of these raw materials could adversely affect the Company's operating margins. In addition, any major disruptions in the availability of crude oil or natural gas to the Company's suppliers could adversely impact the availability of the resins. However, the Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years. Related thereto, the Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in fiscal 1998 and beyond.



Seasonality

   The Company's sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

Competition

   The extruded sheet & rollstock, color & specialty compounds, and molded & profile products markets are highly competitive. Since the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger than the Company and have more extensive production facilities, larger sales and marketing staffs, and substantially greater financial resources than the Company.
The markets in which the Company competes are also periodically characterized by excess supply and intense price competition. The Company competes generally on the basis of price, product performance, and customer service. Important competitive factors in each of the Company's businesses include the ability to: (1) manufacture consistently to required quality levels, (2) meet demanding delivery times, (3) exercise skill in raw material purchasing, and (4) achieve production efficiencies to process the products profitably. In addition, the Company may experience competition from new entrants into the markets that it serves and increased competition from companies offering products based on advanced technologies or processes. The Company believes it is competitive in these key areas.

   The extruded sheet & rollstock group is an intermediate processor of plastics which manufactures sheet & rollstock for customers who shape it for their end use with thermoforming equipment. Several of these customers have, or upon expansion may acquire, extrusion machinery. Moreover, some customers are large enough to justify building their own molds and shifting from thermoforming to an injection molding process. Injection molding techniques become competitive whenever large quantities are produced or fine detailing or contouring is required on the end product. However, thermoforming techniques have been improved in recent years and are generally less expensive than other manufacturing methods due to equipment costs and other associated start-up expenses. Any material reduction in orders to the Company by its customers as a result of a shift to in-house processing facilities could adversely affect the Company's business. In addition, several customers of the Company's color & specialty compounds division have the capability to formulate their own alloys, compounds and color concentrates. However, the Company expects to benefit from a growing trend of outsourcing of specialized semi-finished materials by many manufacturers. Finally, the Company's molded & profile products group operates in selective niches within highly-competitive markets.

Backlog

   The Company estimates that the total dollar volume of its backlog as of November 1, 1997 and November 2, 1996 was approximately $39.2 million and $37.3 million, respectively, which represents approximately four to five weeks of production for each year. The Company's backlog for 1996 was approximately $37.3 million.

Employees

   The Company's total employment approximates 2,125. There are 1,700 production personnel at the Company's 26 plants, approximately 32% of whom are union employees covered by several collective bargaining agreements. There have been no strikes in the past three years. Management personnel total approximately 425 supervisory/clerical employees, none of whom is unionized. The Company believes that all of its employee and union relations are satisfactory.

Government Regulation

   The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 1998 to comply with any applicable regulations. The Company is subject to federal, state, and local laws (including Canadian provincial) and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. Modifications of existing environmental regulations, the adoption of new environmental regulations, or unanticipated enforcement actions, could require material capital expenditures or otherwise have a material adverse effect on the Company's businesses. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance therewith to materially affect its earnings or competitive position.

International Operations

   Information regarding the Company's operations in its two geographic segments -- United States and Canada -- is located in Note (12) to the Consolidated Financial Statements on page 23 of the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13. The Company's Canadian operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

Other

   The Company has performed an initial overall review to assess the impact of the year 2000 on its major systems. It will continue to address any changes needed within its systems to ensure it can be fully compliant with year 2000 requirements on a timely basis. At this time, the Company does not expect it will incur significant expenditures to effect these changes.

Item 2.   PROPERTIES

   The Company operates in plants and offices aggregating approximately 2,052,000 square feet of space. Approximately 792,000 square feet of plant and office space is leased with the remaining 1,260,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock

Location               Description            Size in Square Feet  Owned/Leased

Arlington, TX          Extrusion plant &
                       offices                    126,000           Leased
Atlanta, GA            Extrusion plant &
                       offices                     75,000           Leased

Cape Girardeau, MO     Extrusion plant &
                       offices                    100,000            Owned
Clare, MI              Extrusion plant &
                       offices                     27,000            Owned
Greenville, OH         Extrusion plant &
                       offices                     54,000            Owned

                                                    4,000           Leased
Greensboro, GA         Extrusion plant &
                       offices                     42,000            Owned

La Mirada, CA          Extrusion plant &
                       offices                     98,000           Leased

Mankato, MN            Extrusion plant &
                       offices                     36,000            Owned
McMinnville, OR        Extrusion plant &
                       offices                     40,000            Owned
McPherson, KS          Extrusion plant
                       & offices                  101,000            Owned

Paulding, OH           Extrusion plant &
                       offices                     68,000            Owned
                                                   20,000           Leased

Portage, WI            Extrusion plant &
                       offices                    115,000            Owned
Richmond, IN           Extrusion plant &
                       offices                     52,000            Owned
                                                   29,000           Leased
Taylorville, IL        Extrusion plant &
                       offices                     40,000            Owned
Wichita, KS            Extrusion plant &
                       offices                     63,000            Owned
                                                  102,000           Leased
Cornwall, Ontario      Extrusion plant &
                       offices                     41,000           Leased
Granby, Quebec         Extrusion plant &
                       offices                     50,000            Owned
                                                   22,000           Leased


Color & Specialty Compounds

Location              Description            Size in Square Feet   Owned/Leased
Cape Girardeau, MO    Compounding plant &
                      offices                      57,000           Owned
                                                   43,000          Leased
Conshohocken, PA      Calendering plant &
                      offices                      39,000           Owned
Goddard, KS           Color plant & offices        38,000           Owned
Kearny, NJ            Compounding plant &
                      offices                      59,000           Owned
Stratford, Ontario    Color plant & offices        65,000           Owned


Molded & Profile Products

Location              Description           Size in Square Feet    Owned/Leased
Toronto, Ontario     Injection Molding
                     plant & offices              73,000            Leased
Cookshire, Quebec    Injection Molding
                     plant & offices             140,000             Owned
McPherson, KS        Profile Plant                    -*
Montreal, Canada     Injection Molding
                     plant & offices             100,000            Leased
                                                  15,000             Owned
Warsaw,Indiana       Injection Molding
                     plant & offices              41,000             Owned

  * Profile production conducted in same facility as the Extruded
Sheet & Rollstock plant noted above.

   In addition, the Company leases office facilities in St. Louis, Missouri, the aggregate square footage of which is approximately 5,500.

   The plants located at the premises listed above are equipped with 93 sheet extrusion lines, 55 supplementary co-extruders, 9 profile extrusion lines, 9 compounding-milling lines, 10 color compounding lines, 68 injection molding machines, 20 printing machines, 5 compression molding machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities are adequate for the level of business anticipated in fiscal year 1998.

Item 3.   LEGAL PROCEEDINGS

   On June 2, 1992, Mr. Lawrence M. Powers, a former Director, Chairman of the Board, and Chief Executive Officer of the Company, filed a lawsuit in the United States District Court for the Southern District of New York against the Company and certain of its Directors and major shareholders.
In the suit, Mr. Powers claimed that, by reason of the Company's April 30, 1992 debt-to-equity restructuring (which he had previously, on April 13, 1992, voted in favor of as a Director), the Company should have adjusted his existing stock options, provided for the issuance of additional shares of common stock, and awarded to him attorney's fees and interest. In January 1996, Mr. Powers filed a similar lawsuit in the Circuit Court of St. Louis County, Missouri against the Company and two officer directors. In February 1997, the Company settled both lawsuits. The settlement resolved all claims and terminated all disputes between the respective parties and general releases were executed to prevent further action on such disputes. The settlement was reflected in the Company's first quarter financial statements and, after consideration of amounts previously accrued, did not result in a net charge to earnings.

   The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a material adverse effect on the Company's financial position or results of operations. The Company currently has no litigation with respect to any environmental matters.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended November 1, 1997.


PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	   STOCKHOLDER MATTERS

   The information on page 25 and 28 of the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 25 present the cash dividends declared in 1996 consisting of one quarter at three cents per share and the last three quarters at four cents per share and the cash dividends declared in 1997 consisting of all four quarters at
five cents per share.   On December 9, 1997, the Company declared a
dividend of six cents per share payable on January 6, 1998. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.

Item 6.   SELECTED FINANCIAL DATA

   The information on page 25 of the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

   The information on pages 12 and 13 of the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

   Safe Harbor Statement - Statements in this Annual Report that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in the descriptions of the Company's business in Item 1 and legal proceedings in Item 2, and include statements in "Management's Discussion and Analysis," incorporated herein by reference, about future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.

   Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation, and International Operations) included herein on pages 5 through 7, other important factors which have and could impact the Company's operations and results, include: (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments. In addition, the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions; and (2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. However, the Company continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information entitled "Quarterly Financial Information" on page 23 of the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

   In addition, the financial statements of the Registrant filed herewith are set forth in Item 14 and included in Part IV of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

   None.


PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the





Commission on or about January 26, 1998, is incorporated herein by reference in response to this item.
In addition, the following table sets forth certain information with respect to the Company's executive officers:

Name                      Age                      Position with the Company and
                                                   Date Appointed
Bradley B. Buechler        49                      President (April 1987), Chief
                                                   Executive Officer (October
                                                   1991), and Director (February
                                                   1984)
David B. Mueller           44                      Executive Vice President and
                                                   Chief Operating Officer (May
                                                   1996), Secretary (October
                                                   1991),  and Director (March
                                                   1994)
Daniel J. Yoder            56                      Vice President of Engineering
                                                   and Technology (May 1990)

Randy C. Martin            35                      Vice President-Finance and
                                                   Chief Financial Officer (May
                                                   1996)
David G. Pocost            36                      Vice President of Quality and
                                                   Environmental Affairs
                                                   (December 1996)

   Mr. Buechler, a CPA, was with Arthur Andersen LLP before the commencement of his employment with the Company in 1981. Prior to the positions currently held, he was the Company's Corporate Controller and Vice President - Finance from 1981-1984, Chief Financial Officer from 1983
- 1987 and Chief Operating Officer from 1985 - 1996.

   Mr. Mueller, a CPA, was previously with Arthur Andersen LLP for seven years. More recently he was Corporate Controller of Apex Oil Company, a large independent oil company, from 1981-1988. Prior to the positions currently held, he was the Company's Vice President of Finance, Chief Financial Officer from 1988 - 1996.

   Mr. Yoder was General Manager of the Company's Spartech Plastics Central Region from 1986-1990. From 1983-1986 he was Vice President of
Manufacturing for Atlas Plastics, Corp., prior to its acquisition by the Company.

   Mr. Martin, a CPA and CMA, was previously with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995. Prior to the positions currently held, he was the Company's Corporate Controller from 1995 to 1996.

   Mr. Pocost was previously with Moog Automotive as Division Quality Assurance Manager and Senior Materials Engineer for eight years. Prior to the position currently held, he was the Company's Director of Quality & Environmental Affairs from 1994-1996.

Item 11.   EXECUTIVE COMPENSATION

   The information contained in the sections entitled "Executive
Compensation" and "Board Committees and Compensation" of the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or about January 26, 1998 is incorporated herein by reference in response to this item.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the sections entitled "Security Ownership" of the Definitive Proxy Statement for the 1998 Annual Meeting of
Shareholders to be filed with the Commission on or about January 26, 1998 is incorporated herein by reference in response to this item.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the section entitled "Election of Directors" and "Executive Compensation" of the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on or about January 26, 1998 is incorporated herein by reference in response to this item.


PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	     FORM 8-K

   The following financial statements, financial statement schedules and exhibits are incorporated by reference from the 1997 Annual Report to Shareholders and/or filed as part of this Form 10-K:
                                                                   Page
                                                              Annual Report
                                             Form 10-K      to Shareholders
Report of Independent Public Accountants         F-1               24

Financial Statements

   Consolidated Balance Sheet                     -                14
   Consolidated Statement of Operations           -                15
   Consolidated Statement of
    Shareholders' Equity                          -                16
   Consolidated Statement of Cash Flows           -                17

Notes To Consolidated Financial Statements        -               18-23

Financial Statement Schedules

   Schedule
    Number                 Description

     II.                   Valuation and
                           Qualifying Accounts   F-2                -

Exhibits

   Exhibits required to be filed by Item 601(a) of Regulation S-K are included as Exhibits to this report as follows:

   2(A)(1)   Asset Purchase and Sale Agreement between Spartech Corporation
            (Buyer) and Pawnee Industries, Inc. (Seller)
   2(B)(2)   Agreement of Plan of Merger between Spartech Corporation,
            Spartech Plastics, Inc., and Portage Industries Corporation,
            dated February 22, 1996
   2(C)(3)   Asset Purchase and Sale Agreement between Spartech Corporation
            Hamelin Group Inc., Hamelin Industries Inc., Robert Hamelin and
            Hamro Group, Inc. dated June 7, 1996
   2(D)(4)   Asset Purchase and Sale Agreement between Spartech Corporation;
            Preferred Technical Group, Inc. And Echlin Inc. dated
            August 22, 1997
   3(5)      Articles of Incorporation and By-Laws
  10(A)     Amended and Restated Employment Agreement dated November 1,
            1997, between Bradley B. Buechler and Spartech Corporation
  10(B)     Amended and Restated Employment Agreement dated November 1,
            1997, between David B. Mueller and Spartech Corporation
  10(C)(6)   Amended and Restated Employment Agreement dated June 30, 1995, between Daniel J. Yoder and Spartech Corporation
  10(D)(7)   Spartech Corporation Incentive Stock Option Plan dated July 26,
            1991
  10(E)(7)   Spartech Corporation Restricted Stock Option Plan dated July 26
            1991
  10(F)(8)   Employment Agreement between Randy C. Martin and Spartech
            Corporation dated as of March 31, 1997
  10(G)(8)   Employment Agreement  between David G. Pocost and Spartech
            Corporation dated as of February 1, 1997
  11        Statement re Computation of Per Share Earnings
  13        Pages 12 through 28 of 1997 Annual Report to Shareholders
  21        Subsidiaries of Registrant
  23        Consent of Independent Public Accountants
  24        Powers of Attorney
  27        Financial Data Schedule

(1)    Filed as an exhibit to the Company's Form 8-K, dated
November 1, 1994, filed with the Commission on November 16,
1994, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended February 3, 1996, filed with the Commission on March 1, 1996, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 8-K, dated July 28, 1997, filed with the Commission on August 12, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 8-K, dated June 7, 1996, filed with the Commission on June 19, 1996, and incorporated herein by reference.

(5) Filed in response to the Commission's comments concerning the Company's Proxy Statement relating to the Annual Meeting of Shareholders held June 10, 1992, filed with the Commission on May 27, 1992, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended July 29, 1995, filed with the Commission on August 28, 1995, and incorporated herein by reference.

(7)    Filed as an exhibit to the Company's annual report on Form
10-K for the fiscal year ended November 2, 1991, filed with the Commission on February 18, 1992, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission on September 2, 1997, and incorporated herein by reference.

   All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Reports on Form 8-K

     A Form 8-K was filed on August 12, 1997 announcing the signing of an Asset Purchase and Sale Agreement dated July 28, 1997 to purchase the net assets of the Preferred Plastic Sheet Division of Echlin Inc. No financial statements were required to be filed in the Form 8-K.

     A Form 8-K/A was filed on November 4, 1997 for the completion of the acquisition of the Preferred Plastic Sheet Division of Echlin Inc.




SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPARTECH CORPORATION

    January 12, 1998                   By:   /S/ Bradley B. Buechler
         (Date)                               Bradley B. Buechler
                                             President and Chief Executive
                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        DATE                 SIGNATURES                   TITLE
  January 12, 1998     /S/ Bradley B. Buechler      President, Chief
                       Bradley B. Buechler          Executive Officer,
                                                    and Director (Principal
                                                    Executive Officer)

January 12, 1998      /S/ David B. Mueller          Executive Vice
                      David B. Mueller              President, Chief
                                                    Operating Officer,
                                                    and Director

January 12, 1998     /S/ Randy C. Martin           Vice President-Finance
                     Randy C. Martin               and Chief Financial
                                                   Officer (Principal
                                                   Financial and Accounting
                                                   Officer)

January 12, 1998    /S/ Thomas L. Cassidy          Director
                    Thomas L. Cassidy*

January 12, 1998   /S/ W. R. Clerihue              Chairman of the Board
                   W. R. Clerihue*                 and Director


January 12, 1998  /S/ Francis J. Eaton             Director
                  Francis J. Eaton*

January 12, 1998  /S/ John R. Kennedy              Director
                  John R. Kennedy*

January 12, 1998  /S/ Jackson W. Robinson          Director
                 Jackson W. Robinson*

January 12, 1998  /S/ Alan R. Teague              Director
                  Alan R. Teague*

* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

										/S/ Bradley B. Buechler
										Bradley B. Buechler
										As Attorney-in-Fact



F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

   We have audited in accordance with generally accepted auditing standards, the financial statements included in SPARTECH Corporation's 1997 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              							ARTHUR ANDERSEN LLP

St. Louis, Missouri
December 5, 1997

F-2

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED 1997, 1996 AND 1995
(Dollars in thousands)


                                     ADDITIONS
                                       AND
                        BALANCE AT   CHARGESTO                 BALANCE
                        BEGINNING    COSTS AND                AT END OF
DESCRIPTION             OF PERIOD    EXPENSES    WRITE-OFFS     PERIOD


November 1, 1997:
 Allowance for
  Doubtful Accounts   $  1,946    $     985       $  (719)    $  2,212


November 2, 1996:
 Allowance for
  Doubtful Accounts  $  1,592     $     578      $  (224)     $  1,946

October 28, 1995:
 Allowance for
  Doubtful Accounts $   1,415    $      840     $   (663)     $  1,592



  Fiscal year 1996 and 1997 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Portage Industries Corporation, the Hamelin Group, Inc., and the Preferred Plastics Sheet Division of Echlin Inc. in May 1996, September 1996, and August 1997,
 respectively.



F-2