Form 10-Q
period 1998-01-31
SPARTECH CORP
filed 1998-03-03
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998


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

Yes   x   No


     Number of common shares outstanding as of January 31, 1998:

     Common Stock, $.75 par value per share            26,398,070

                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                January 31, 1998



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of January 31, 1998 and November 1, 1997       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          January 31, 1998 and November 1, 1997             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          January 31, 1998 and November 1, 1997             5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                                13

          SIGNATURES                                       14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          Jan. 1, 1998
                                           (unaudited)    Nov. 1, 1997
Current Assets
  Cash and equivalents                       $  4,927        $  6,058
  Receivables, net                             73,504          74,271
  Inventories                                  55,830          55,851
  Prepayments and other                         5,629           4,517
     Total Current Assets                     139,890         140,697

Property, Plant and Equipment                 174,583         173,743
  Less accumulated depreciation                47,259          44,381
     Net Property, Plant and Equipment        127,324         129,362

Goodwill                                       83,100          83,565

Other Assets                                    5,345           5,179
                                             $355,659        $358,803

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $    844        $    921
  Accounts payable                             41,545          47,221
  Accrued liabilities                          25,978          26,271
  Due to Echlin Inc.                                -           2,855
     Total Current Liabilities                 68,367          77,268

Long-Term Debt, Less Current Maturities       144,245         141,693

Other Liabilities                              12,284          11,453

     Total Long-Term Liabilities              156,529         153,146

Shareholders' Equity
  Common stock, 26,628,154 shares issued
     in 1998 and 1997                          19,971          19,971
  Contributed capital                          88,639          89,301
  Retained earnings                            28,344          22,912
  Treasury stock, at cost, 230,084 shares
     in 1998 and 147,691 shares in 1997       (3,477)         (2,127)
  Cumulative translation adjustments          (2,714)         (1,668)

     Total Shareholders' Equity               130,763         128,389
                                             $355,659        $358,803

See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and amounts in thousands, except per share data)


                                                  QUARTER ENDED
                                           Jan. 31, 1998  Feb. 1, 1997

Net Sales                                    $133,081        $113,387

Costs and Expenses
  Cost of sales                               110,601          95,308
  Selling and administrative                    8,161           6,864
  Amortization of intangibles                     541             325
                                              119,303         102,497

Operating Earnings                             13,778          10,890
  Interest                                      2,345           1,910

Earnings Before Income Taxes                   11,433           8,980
  Income Taxes                                  4,412           3,502

Net Earnings                                 $  7,021        $  5,478


Net Earnings Per Common Share:

  Basic                                      $    .27        $    .21
  Diluted                                    $    .25        $    .20

Weighted Average Number of Shares Used in
 Computing Net Earnings per Common Share:

  Basic                                        26,398          26,382
  Diluted                                      28,101          27,737

Dividends Per Common Share                   $    .06        $    .05


See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Jan. 31, 1998  Feb. 1, 1997

Cash Flows From Operating Activities
  Net earnings                               $  7,021        $  5,478
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            3,546           2,824
       Change in current assets and
          liabilities                         (6,089)         (3,134)
  Other, net                                      677           1,103
     Net cash provided by operating
       activities                               5,155           6,271

Cash Flows From Investing Activities
  Capital expenditures                        (2,056)         (2,861)
  Final installment for Hamelin and
    Echlin Acquisitions                       (3,095)         (9,701)
  Retirement of assets                             32              54
     Net cash used for investing activities   (5,119)        (12,508)

Cash Flows From Financing Activities
  Net borrowings (payments) on revolving
     credit facilities                          3,150           7,500
  Payments on bonds and leases                  (658)            (82)
  Cash dividends on common stock              (1,589)         (1,318)
  Stock options exercised                         329             627
  Treasury stock acquired                     (2,341)         (1,653)
  Other, net                                        -               -
     Net cash provided by (used for)
       financing activities                    (1,109)          5,074

  Effect of exchange rate changes on cash
     and equivalents                             (58)            (75)

Increase (Decrease) In Cash and Equivalents   (1,131)         (1,238)

Cash and Equivalents At Beginning Of Period     6,058           4,685

Cash and Equivalents At End Of Period        $  4,927        $  3,447


See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly-owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 1, 1997 Annual Report on Form 10-K.

      The Company's fiscal year ends on the Saturday closest to October 31. Operating results for the first quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at January 31, 1998 and November 1, 1997 are comprised  of the following components:

                                               1998            1997
          Raw materials                      $ 38,564        $ 37,832
          Finished goods                       17,266          18,019

                                             $ 55,830        $ 55,851

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarter ended January 31, 1998 and February 1, 1997 is as follows:

                                               1998            1997
  Cash paid for:
     Interest                                $     61        $    301
     Income taxes                            $    304        $    154


NOTE D - Commitments and Contingencies

      The Company currently has no litigation with respect to any environmental matters.

Note E - Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. Effective with its financial statements for the first quarter ending January 31, 1998, SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings Per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior-period EPS data has been restated in accordance with SFAS 128.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note F - Subsequent Event -- Acquisition

  On February 2, 1998, the Company announced that it entered into an agreement to acquire all of the stock of Polycom Huntsman, Inc. (Polycom). Polycom is a leading supplier of proprietary polymer compounds, color & additive concentrates, and toll compounding services to a diversified base of customers in North America and Europe. Its nine strategically-located manufacturing facilities have combined sales of approximately $115 million. The purchase price is approximately $135 million and will be funded almost entirely with bank financing. The transaction is scheduled to close on or before March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


     Net sales for the first quarter ending January 31, 1998 increased by 17% to $133.1 million, as compared to $113.4 million during the same quarter last year, and operating earnings rose by 27% to $13.8 million, from $10.9 million reported for the first quarter of 1997. First quarter 1998 net earnings were $7.0 million, or $.25 per diluted share, compared to $5.5 million, or $.20 per diluted share, reported in 1997.

      Net sales of the Extruded Sheet & Rollstock Group increased approximately 24% for the quarter ended January 31, 1998 over the first quarter 1997 amount. The increase in Extruded Sheet & Rollstock sales resulted from a 10% increase in pounds shipped and a 17% increase in net sales related to the acquisition of Preferred Plastic Sheet, net of a 3% decline related to price/product mix changes and weather-related production problems (in which the ice storms in Canada limited production at our eastern Canada facilities during the month of January). Net sales in the Color & Specialty Compounds Group declined by 3%, to $19.5 million in the first quarter of 1998. Base volume increased by 5%, but price/mix related changes had a negative 8% effect on sales. The Molded Products Group had a reasonable quarter in what traditionally is a slow period for the group, recording sales of $10.5 million compared to $10.4 million in sales for the same quarter last year.

     Cost of sales increased 24% to $110.6 million for the quarter ended January 31, 1998, compared with $95.3 million for the same period of 1997, but decreased to 83.1% of net sales for 1998 from 84.1% for 1997. The more favorable cost of sales percentage in 1998 represents a decline in overall raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 24 months.

      Selling and administrative expenses of $8.2 million for the first quarter of 1998 increased when compared to $6.9 million for the similar period in 1997 due to the 1997 acquisitions. On a percentage of net sales basis, selling and administrative costs for the quarter remained level at 6.1% in 1998 and 1997.

      Operating earnings for the quarter ended January 31, 1998 were $13.8 million (10.4% of net sales) compared to $10.9 million (9.6% of net sales) for the corresponding period in 1997. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices, discussed above.

      Interest expense of $2.3 million for the quarter ended January 31, 1998 increased from $1.9 million for the same period in 1997 as a result of borrowings related to the Preferred Plastics acquisition completed in the fourth quarter of 1997.

      The Company's effective tax rate was 38.6% for the first quarter of 1998 compared to 39.0% in 1996.

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

      The plastic resins used by the Company in its production process are crude oil or natural gas derivatives and are available from a number of domestic and foreign suppliers. Accordingly, the Company's raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; pricing of the resins tends to follow its own supply and demand equation except in
periods  of  anticipated or actual shortages of crude oil or natural  gas.   The
Company is not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 1998.

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

Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. The Company's cash flows for the periods indicated are summarized as follows:
                                                  First Quarter
                                               1998            1997
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $    5.2      $     6.3

  Net cash used for
     investing activities                      $  (5.1)       $ (12.5)
  Net cash provided by (used for)
     financing activities                      $  (1.1)       $  5.1

  The Company continues to generate strong cash flows from operations, resulting from the 28% increase in net earnings in the first quarter 1998 compared to the corresponding period of the prior year. Operating cash flows used for changes in working capital totaled $6.1 million in the quarter ended January 31, 1998, primarily as a result of the decrease in accounts payable to take advantage of favorable vendors' terms.

   The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the quarter January 31, 1998 were $2.1 million as compared to $2.9 million for the first quarter of 1997. The Company anticipates total capital expenditures of approximately $12.5 million for fiscal 1998. Also impacting the first quarter 1998 cash used for investing activities was the final payment, in January 1998, on the Preferred Plastics acquisition. The amount was reflected as a current payable at fiscal year end November 1, 1997.

     The cash flows used by financing activities were $1.1 million for the first quarter of 1998. The primary activity was the net borrowings of $3.2 million which included the impact of funding the $3.1 million final installment due Echlin in the first quarter 1998, cash dividend payments of $1.6 million, and purchases of treasury stock, net of stock options exercised, of $2.0 million.

Financing Arrangements

      In August 1995, the Company completed a $50 million private placement of senior unsecured notes at a fixed rate of 7.21% and finalized a $40 million unsecured bank credit facility. In September 1996, the Company completed a simultaneous public offering of 3 million shares of common stock for $25.9 million in net proceeds and a $30 million private placement of 7.62% guaranteed senior notes to finance the acquisition of Hamelin Group. On August 22, 1997, the Company completed a $60 million private placement of 7.0% senior notes to finance the Preferred Plastics acquisition.

      The Company anticipates that cash flow from operations, together with the financing and borrowings under the Company's bank credit facility, will satisfy its working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

Other

       The information presented herein contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which are based on current expectations and that involve certain risks and uncertainties. The Company desires to take advantage of the "safe harbor" provisions of the PSLRA by cautioning that numerous important factors, in some cases have affected, and in the future could affect, the Company's actual results and could cause its consolidated results to differ materially from those expressed in or implied by the forward-looking statements or related assumptions. Investors are directed to the discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   March 2, 1998              /s/    Bradley B. Buechler_______
                                          Bradley B. Buechler
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)




                                   /s/    Randy C. Martin_____________
                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)