Form 10-Q
period 1998-05-02
SPARTECH CORP
filed 1998-06-01
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1998


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

Yes   x   No


     Number of common shares outstanding as of May 2, 1998:

     Common Stock, $.75 par value per share            27,145,958



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                   May 2, 1998



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of May 2, 1998 and November 1, 1997            3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended May 2, 1998 and May 3, 1997                 4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for six months ended
          May 2, 1998 and May 3, 1997                       5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     8


PART II.  OTHER INFORMATION                               12

          SIGNATURES                                      14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          May 2, 1998
                                           (unaudited)    Nov. 1, 1997
Current Assets
  Cash and equivalents                       $  6,882        $  6,058
  Receivables, net                             95,946          74,271
  Inventories                                  63,648          55,851
  Prepayments and other                        10,792           4,517
     Total Current Assets                     177,268         140,697

Property, Plant and Equipment                 252,778         173,743
  Less accumulated depreciation                50,544          44,381
     Net Property, Plant and Equipment        202,234         129,362

Goodwill                                      149,593          83,565

Other Assets                                    7,401           5,179
                                             $536,496        $358,803

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $  1,759        $    921
  Accounts payable                             63,223          47,221
  Accrued liabilities                          34,709          29,126
     Total Current Liabilities                 99,691          77,268

Long-Term Debt, Less Current Maturities       262,180         141,693

Other Liabilities                              27,468          11,453

     Total Long-Term Liabilities              289,648         153,146

Shareholders' Equity
  Common stock, 27,474,651 shares issued
     in 1998 and 26,628,154 in 1997            20,606          19,971
  Contributed capital                          98,956          89,301
  Retained earnings                            35,611          22,912
  Treasury stock, at cost, 328,693 shares
     in 1998 and 147,691 shares in 1997       (5,421)         (2,127)
  Cumulative translation adjustments          (2,595)         (1,668)

     Total Shareholders' Equity               147,157         128,389
                                             $536,496        $358,803

See accompanying notes to consolidated financial statements.






                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and amounts in thousands, except per share data)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                 May 2,    May 3,    May 2,    May 3,
                                 1998      1997      1998      1997

Net Sales                      $ 165,707  $129,815  $298,788  $243,202

Costs and Expenses
  Cost of sales                  137,789   108,629   248,390   203,937
  Selling and administrative       9,368     7,990    17,529    14,854
  Amortization of intangibles        709       321     1,250       646
                                 147,866   116,940   267,169   219,437

Operating Earnings                17,841    12,875    31,619    23,765
  Interest                         2,995     2,093     5,340     4,003

Earnings Before Income Taxes      14,846    10,782    26,279    19,762
  Income Taxes                     5,983     4,107    10,395     7,609

Net Earnings                    $  8,863  $  6,675  $ 15,884  $ 12,153


Net Earnings Per Common Share:

  Basic                         $    .33  $    .25  $    .60  $    .46
  Diluted                       $    .31  $    .24  $    .56  $    .44

Weighted Average Number of
 Shares Used in Computing Net
 Earnings per Common Share:

  Basic                           26,764    26,387    26,611    26,385
  Diluted                         28,728    27,757    28,445    27,747

Dividends Per Common Share      $    .06  $    .05  $    .12  $    .10




See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                 SIX MONTHS ENDED
                                            May 2, 1998    May 3, 1997

Cash Flows From Operating Activities
  Net earnings                              $  15,884        $ 12,154
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            7,776           5,669
       Change in current assets and
          liabilities, net of effects of
          acquisitions                            (99)         (7,912)
  Other, net                                    2,031             858
     Net cash provided by operating
       activities                              25,592          10,769

Cash Flows From Investing Activities
  Capital expenditures                          (5,326)        (5,789)
  Final installment for Echlin and              (3,095)        (9,701)
   Hamelin Acquisitions
  Retirement of assets                             23             245
  Business Acquisitions                       (128,933)             -
     Net cash used for investing activities   (137,331)       (15,245)

Cash Flows From Financing Activities
  Bank borrowings for business acquisitions   121,988               -
  Net borrowings (payments) on revolving
     credit facilities                        (12,288)         10,050
  Payments on bonds and leases                   (922)           (215)
  Issuance of common stock                     10,000               -
  Cash dividends on common stock               (3,185)         (2,639)
  Stock options exercised                       1,296           1,016
  Treasury stock acquired                      (4,300)         (3,207)
  Other, net                                        -               -
     Net cash provided by (used for)
       financing activities                   112,589           5,005

  Effect of exchange rate changes on cash
     and equivalents                               (26)          (198)

Increase In Cash and Equivalents                  824             331

Cash and Equivalents At Beginning Of Period     6,058           4,685

Cash and Equivalents At End Of Period        $  6,882        $  5,016

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


NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at May 2, 1998 and November 1, 1997 are comprised  of  the following components:

                                               1998            1997
          Raw materials                      $ 41,231        $ 37,832
          Finished goods                       22,417          18,019

                                             $ 63,648        $ 55,851














                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the six months ended May 2, 1998 and May 3, 1997 is as follows:

                                               1998            1997
  Cash paid for:
     Interest                                $  5,823        $  2,507
     Income taxes                            $  3,584        $  4,833


NOTE D - Commitments and Contingencies

      At May 2, 1998, there were no known contingent liabilities (including guarantees, pending litigation, and environmental assessments) that, in the opinion of management, are expected to be material in relation to the Company's financial position or results of operations, nor were there any material commitments outside the normal course of business.

Note E - Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. Effective with its financial statements for the first quarter ending January 31, 1998, SFAS 128 replaced the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings Per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior-period EPS data has been restated in accordance with SFAS 128.










                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note F - Acquisitions

  On March 31, 1998, the Company completed its acquisition of all the stock of Polycom Huntsman, Inc. ("Polycom"). The net cash purchase price was approximately $129 million (including estimated costs of the transaction and net of cash acquired of $3 million). The purchase price was determined by arms' length negotiations between the Company and Polycom's shareholders. The acquisition was funded through the Company's bank credit facility and the issuance of $10 million in Spartech common stock to Polycom shareholders. The fair value of the assets acquired (including approximately $65 million in goodwill) and liabilities assumed (consisting of accounts payable, accrued liabilities, lease liabilities, and industrial development revenue bonds) was $171 million and $39 million, respectively. Polycom's color & specialty compounding and toll compounding services generate annual sales of approximately $115 million.

  On April 26, 1998, the Company completed the purchase of the net assets of Prismaplast Canada Ltd. of Montreal. Prismaplast, commonly known as Plasticolour, produces color concentrates & specialty compounds with net sales for 1997 of approximately $10 million. The acquisition price for Plasticolour approximated $5 million, which was financed through operating cash flow and our bank credit facility.



















Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      Net sales were $165.7 million and $298.8 million for the quarter and six months ended May 2, 1998, representing a 28% and 23% increase from the similar periods in 1997. These results include an increase in pounds sold by the Company's Extruded Sheet & Rollstock and Color & Specialty Compounds Groups, the effect of the late 1997 acquisition of Preferred Plastic Sheet, and the March 31, 1998 acquisition of Polycom Huntsman, Inc.

      Net sales of the Extruded Sheet & Rollstock Group increased approximately 28% for the quarter ended May 2, 1998 and 26% for the six months ended May 2, 1998 over the 1997 periods, with the August 1997 acquisition of Preferred Plastics accounting for the majority of the growth. The increase in Extruded Sheet & Rollstock sales for the six months resulted from a 10% increase in base volume as a result of strong sales to the packaging and manufactured housing markets and a 19% increase in net sales related to the Preferred Plastic Sheet acquisition. Price and product mix changes had a negative 3% impact on sales for the six months. Net sales in the Color & Specialty Compounds Group increased by 48% for the quarter ended May 2, 1998 and 24% for the six months ended May 2, 1998 versus the comparable 1997 periods. Revenues of approximately $11 million generated by the recently-acquired Polycom Huntsman operation more than offset this segment's 13% price/mix related decline in sales for the six months-- primarily due to the additional tolling volume in 1998. This increase in tolling business was also the principle reason for the group's 11% growth in base volume over the 1997 periods. The Molded Products Group had $11.1 million in sales and $1.8 million in operating earnings for the quarter - level with that of the prior year.

      Cost of sales increased to $137.8 million for the quarter ended May 2, 1998, compared with $108.6 million for the same period of 1997, but decreased to 83.2% of net sales for 1998 from 83.7% for 1997. The cost of sales percentages were 83.1% and 83.9% for the six months ended May 2, 1998 and May 3, 1997, respectively. The more favorable cost of sales percentages in 1998 represents a decline in overall raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 24 months.

     Selling and administrative expenses were $9.4 million and $17.5 million for the quarter and six months ended May 2, 1998 compared to $8.0 million and $14.9 million for the similar periods in 1997. On a percentage of net sales basis, selling and administrative costs for the quarter decreased to 5.7% in 1998 from 6.2% in 1997 primarily as a result of continued cost containment efforts in 1998, ongoing synergies from acquisitions, and the effect of the overall increase in sales volume on the fixed portion of the costs. The 1998 six month percentage decreased to 5.9% from 6.1% for the same period last year.

      Operating earnings for the quarter ended May 2, 1998 were $17.8 million (10.8% of net sales) compared to $12.9 million (9.9% of net sales) for the corresponding period in 1997. Operating earnings for the six months ended May 2, 1998 were $31.6 million (10.6% of net sales) compared to $23.8 million (9.8% of net sales) for the six months in 1997. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices, discussed above.

      Interest expense for the quarter and six months ended May 2, 1998 of $3.0 million and $5.3 million increased from the same periods in 1997 as a result of borrowings related to the Preferred Plastics and Polycom Huntsman acquisitions completed in August 1997 and March 1998, respectively.

      The Company's effective tax rate was 40% for the quarter and six months of 1998 compared to 39% in 1997. The increase reflects the impact of non-deductible goodwill resulting from the Polycom Huntsman acquisition.

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

Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. The Company's cash flows for the periods indicated are summarized as follows:

                                                    Six Months
                                               1998            1997
                                              (Dollars in millions)
  Net cash provided by
     operating activities                      $ 25.6       $   10.8

  Net cash used for
     investing activities                      $(137.3)      $  (15.2)
  Net cash provided by (used for)
     financing activities                      $(112.6)      $   5.0


  The Company continues to generate strong cash flows from operations, resulting from the 31% increase in net earnings in the first half of 1998 compared to the corresponding period of the prior year, net of the impact of changes in working capital. Operating cash flows used for changes in working capital totaled $.1 million in the six months ended May 2, 1998, despite the level of inventories needed to support future shipments and the expanded sales level.

   The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the six months ended May 2, 1998 and May 3, 1997 were $5.3 million and $5.8 million, respectively. The Company anticipates total capital expenditures of approximately $16 million for fiscal 1998, including capital investments related to the facilities recently purchased in 1998. Also impacting the first half 1998 cash used for investing activities was the final payment on the Preferred Plastics acquisition to Echlin in January 1998. The amount was reflected as a current payable at fiscal year end November 1, 1997.

     On March 31, 1998, the Company completed its acquisition of all the stock of Polycom Huntsman. The net cash purchase price was approximately $129 million (including estimated costs of the transaction and net of cash acquired of $3 million). The acquisition was funded through the Company's bank credit facility and the issuance of $10 million in Spartech common stock to Polycom shareholders. Polycom's color & specialty compounding and toll compounding services generate annual sales of approximately $115 million.

     The cash flows provided by financing activities were $112.6 million for the first half of 1998. The primary activities were the bank borrowings of $122.0 million and issuance of $10.0 million of common stock for the Polycom Huntsman acquisition, repayment of debt of $13.2 million net of the $3.1 million borrowed to fund the final installment due to Echlin, cash dividend payments of $3.2 million, and purchases of treasury stock of $3.0 million net of proceeds from stock options exercised of $1.3 million.



Financing Arrangements

      On March 31, 1998 the Company amended its $40 million bank credit facility to $150 million. The bank credit facility has a five-year term, with interest payable at a rate chosen by the Company of either prime or LIBOR plus .5% to 1.0%. The bank credit facility consists of a $50 million term loan, which has equal quarterly payments due of $2.5 million over five years, and a $100 million revolving facility. At May 2, 1998, the Company had total borrowings under the bank credit facility of $110.0 million.

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

                           PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders

                                                                              At
               the  Annual Shareholders meeting held March 11, 1998, Mr. Bradley
               B. Buechler was elected as a Director of the Company with 25,834,488 votes for, 44,795 against, and 543,165 shares unvoted. Mr. John R. Kennedy was also elected as a director of the Company with 25,839,234 votes for, 40,049 against, and 543,165 shares unvoted. Mr. Calvin J. O'Connor was also elected as a Director of the Company with 25,845,321 votes for, 33,962 against, and 543,165 shares unvoted. An increase in the authorized shares of Common Stock was approved with 25,443,386 votes for, 419,171 against, 51,594 abstentions, and 534,230 unvoted. Amendments to the Company's Incentive Stock Option Plan were approved with 22,736,996 votes for, 3,099,628 against, 51,594 abstentions, and 534,230 unvoted. Amendments to the Company's Restricted Stock Option Plan were approved with 22,758,431 votes for, 3,037,693 against, 92,094 abstentions, and 534,230 unvoted. Incentive bonuses for the Company's CEO & COO were approved with 25,184,517 votes for, 618,963 against, 84,738 abstentions, and 534,230 unvoted. Arthur Andersen LLP was ratified as the Company's auditors with 25,804,197 votes for, 31,344 against, 52,678 abstentions, and 534,230 shares unvoted.

Item 6 (a).    Exhibits

                3 Restated Certificate of Incorporation

               11 Statement re Computation of Per Share Earnings

               27 Financial Data Schedule

Item 6 (b).    Reports on Form 8-K

               A report on Form 8-K, dated March 31, 1998, announcing the completion of the acquisition of all the stock of Polycom Huntsman was filed on April 14, 1998. Financial statements of the business acquired and pro forma financial information will be filed in an amendment to that report within 60 days after the time for filing that report.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   May 29, 1998                       /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)



Date:   May 29, 1998                       /S/ Randy C. Martin

                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)