Form 10-Q
period 1998-08-01
SPARTECH CORP
filed 1998-08-28
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998


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

Yes   x   No


     Number of common shares outstanding as of August 1, 1998:

     Common Stock, $.75 par value per share            27,055,314



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                 August 1, 1998



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of August 1, 1998 and November 1, 1997         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended August 1, 1998 and August 2, 1997           4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          August 1, 1998 and August 2, 1997                 5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                               12

          SIGNATURES                                      13

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          August 1, 1998
                                           (unaudited)    Nov. 1, 1997
Current Assets
  Cash and equivalents                       $  8,373        $  6,058
  Receivables, net                             91,921          74,271
  Inventories                                  65,887          55,851
  Prepayments and other                        11,008           4,517
     Total Current Assets                     177,189         140,697

Property, Plant and Equipment                 256,450         173,743
  Less accumulated depreciation                54,745          44,381
     Net Property, Plant and Equipment        201,705         129,362

Goodwill                                      148,521          83,565

Other Assets                                    5,920           5,179
                                             $533,335        $358,803

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $  1,752        $    921
  Accounts payable                             61,292          47,221
  Accrued liabilities                          40,677          29,126
     Total Current Liabilities                103,721          77,268

Long-Term Debt, Less Current Maturities       249,393         141,693

Other Liabilities                              30,150          11,453

     Total Long-Term Liabilities              279,543         153,146

Shareholders' Equity
  Common stock, 27,530,107 shares issued
     in 1998 and 26,619,154 in 1997            20,645          19,971
  Contributed capital                          99,190          89,301
  Retained earnings                            42,998          22,912
  Treasury stock, at cost, 474,793 shares
     in 1998 and 190,815 shares in 1997       (8,551)         (2,127)
  Cumulative translation adjustments          (4,211)         (1,668)

     Total Shareholders' Equity               150,071         128,389
                                             $533,335        $358,803
See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and amounts in thousands, except per share data)


                                 QUARTER ENDED      NINE MONTHS ENDED
                               August 1,  August 2, August 1,August 2,
                                 1998      1997      1998      1997

Net Sales                      $ 177,702  $123,170  $476,490  $366,372

Costs and Expenses
  Cost of sales                  147,512   102,735   395,902   306,671
  Selling and administrative      10,059     7,473    27,588    22,327
  Amortization of intangibles        989       337     2,239       983
                                 158,560   110,545   425,729   329,981

Operating Earnings                19,142    12,625    50,761    36,391
  Interest                         4,108     1,771     9,448     5,774

Earnings Before Income Taxes      15,034    10,854    41,313    30,617
  Income Taxes                     6,014     4,123    16,409    11,732

Net Earnings                    $  9,020  $  6,731  $ 24,904  $ 18,885


Net Earnings Per Common Share:

  Basic                         $    .33  $    .25  $    .93  $    .72
  Diluted                       $    .31  $    .24  $    .87  $    .68

Weighted Average Number of
 Shares Used in Computing Net
 Earnings per Common Share:

  Basic                           27,102    26,403    26,775    26,387
  Diluted                         29,103    27,991    28,664    27,824

Dividends Per Common Share      $    .06  $    .05  $    .18  $    .15




See accompanying notes to consolidated financial statements.











                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                 NINE MONTHS ENDED
                                        August 1, 1998  August 2, 1997

Cash Flows From Operating Activities
  Net earnings                              $  24,904        $ 18,885
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           13,217           8,488
       Change in current assets and
          liabilities, net of effects of
          acquisitions                          5,411             367
  Other, net                                    6,153             (65)
     Net cash provided by operating
       activities                              49,685          27,675

Cash Flows From Investing Activities
  Capital expenditures                         (10,594)        (8,522)
  Business Acquisitions                       (122,028)        (9,701)
  Retirement of assets                             75             256
     Net cash used for investing activities   (132,547)       (17,967)

Cash Flows From Financing Activities
  Bank borrowings for business acquisitions   121,988               -
  Net borrowings (payments) on revolving
     credit facilities                        (24,688)         (4,200)
  Payments on bonds and leases                 (1,304)           (324)
  Cash dividends on common stock               (4,817)         (3,959)
  Stock options exercised                       1,568           1,431
  Treasury stock acquired                      (7,430)         (3,326)
  Other, net                                        -               -
     Net cash provided by (used for)
       financing activities                    85,317         (10,378)

  Effect of exchange rate changes on cash
     and equivalents                              (140)           (85)

Increase In Cash and Equivalents                2,315            (755)

Cash and Equivalents At Beginning Of Period     6,058           4,685

Cash and Equivalents At End Of Period        $  8,373        $  3,930

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


NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at August 1, 1998 and August 2, 1997 are comprised of, the following components:

                                               1998            1997
          Raw materials                      $ 43,726        $ 37,832
          Finished goods                       22,161          18,019

                                             $ 65,887        $ 55,851














                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the nine months ended August 1, 1998 and August 2, 1997 is as follows:

                                               1998            1997
  Cash paid for:
     Interest                                $  7,127        $  2,989
     Income taxes                            $  7,532        $  7,786


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









Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Net sales were $177.7 million and $476.5 million for the quarter and nine months ended August 1, 1998, representing a 44% and 30% increase from the similar periods in 1997. These results include an increase in pounds sold by the Company's Extruded Sheet & Rollstock and Color & Specialty Compounds Groups, the effect of the late 1997 acquisition of Preferred Plastic Sheet, the March 31, 1998 acquisition of Polycom Huntsman, Inc, and the April 26, 1998 acquisition of Plasticolour.

      Net sales of the Extruded Sheet & Rollstock Group increased approximately 25% for the quarter ended August 1, 1998 and 26% for the nine months ended August 1, 1998 over the 1997 periods, with the August 1997 acquisition of Preferred Plastics accounting for the majority of the growth. The increase in Extruded Sheet & Rollstock sales for the nine months resulted from a 11%
increase in base volume as a result of strong sales of higher margin sign/advertising and specialty packaging products and a 19% increase in net sales related to the Preferred Plastic Sheet acquisition. Price and product mix changes had a negative 4% impact on sales for the nine months. Net sales in the Color & Specialty Compounds Group increased by 152% for the quarter ended August 1, 1998 and 66% for the nine months ended August 1, 1998 versus the comparable 1997 periods. Revenues of approximately $31.6 million generated by our 1998 acquisitions Polycom Huntsman and Plasticolour operations more than offset this segment's 14% price/mix related decline in sales for the nine months--primarily due to the additional tolling volume in 1998. This increase in tolling business was also the principle reason for the group's 13% growth in base volume over the 1997 periods. The Molded Products Group had $9.3 million in sales and $1.1 million in operating earnings for the quarter.

      Cost of sales increased to $147.5 million for the quarter ended August 1, 1998, compared with $102.7 million for the same period of 1997, but decreased to 83.0% of net sales for 1998 from 83.4% for 1997. The cost of sales percentages were 83.1% and 83.7% for the nine months ended August 1, 1998 and August 1, 1997, respectively. The more favorable cost of sales percentages in 1998 represents a decline in overall raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 24 months.

      Selling and administrative expenses were $10.1 million and $27.6 million for the quarter and nine months ended August 1, 1998 compared to $7.5 million and $22.3 million for the similar periods in 1997. On a percentage of net sales basis, selling and administrative costs for the quarter decreased to 5.7% in 1998 from 6.1% in 1997 primarily as a result of continued cost containment efforts in 1998, ongoing synergies from acquisitions, and the effect of the overall increase in sales volume on the fixed portion of the costs. The 1998 nine-month percentage decreased to 5.8% from 6.1% for the same period last year.

      Operating earnings for the quarter ended August 1, 1998 were $19.1 million (10.8% of net sales) compared to $12.6 million (10.3% of net sales) for the corresponding period in 1997. Operating earnings for the nine months ended August 1, 1998 were $50.8 million (10.7% of net sales) compared to $36.4 million (9.9% of net sales) for the nine months in 1997. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices, discussed above.

      Interest expense for the quarter and nine months ended August 1, 1998 of $4.1 million and $9.4 million increased from the same periods in 1997 as a result of borrowings related to the Preferred Plastics and Polycom Huntsman acquisitions completed in August 1997 and March 1998, respectively.

     The Company's effective tax rate was 40% for the quarter and nine months of 1998 compared to 38% in 1997. The increase reflects the impact of non-deductible goodwill resulting from the Polycom Huntsman acquisition.

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

Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. The Company's cash flows for the periods indicated are summarized as follows:
                                                    Nine Months
                                               1998            1997
                                              (Dollars in millions)
  Net cash provided by
     operating activities                       $ 49.7        $ 27.7

  Net cash used for
     investing activities                      $(132.5)      $  (18.0)
  Net cash provided by (used for)
     financing activities                       $ 85.3        $ (10.4)

  The Company continues to generate strong cash flows from operations, resulting from the 32% increase in net earnings in the first nine months of 1998 compared to the corresponding period of the prior year. Nine month operating cash flows provided by changes in working capital were a positive $5.4 million as a result of improved management of accounts receivables, inventories, and accounts payable.

   The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the nine months ended August 1, 1998 and August 2, 1997 were $10.6 million and $8.5 million, respectively. The Company anticipates total capital expenditures of approximately $18 million for fiscal 1998, including additions for capacity expansions at the Polycom facilities acquired in 1998. Also impacting the first half 1998 cash used for investing activities was the final payment of $3.1 million on the Preferred Plastics acquisition to Echlin in January 1998

  On March 31, 1998, the Company completed its acquisition of all the stock of Polycom Huntsman. The net cash purchase price was approximately $129 million (including estimated costs of the transaction and net of cash acquired of $3 million). The acquisition was funded through the Company's bank credit facility and the issuance of $10 million in Spartech common stock to Polycom shareholders. Polycom's color & specialty compounding and toll compounding services generate annual sales of approximately $115 million.

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

      The cash flows provided by financing activities were $85.3 million for the first nine months of 1998. The primary activities were the bank borrowings of $122.0 million for the Polycom Huntsman acquisition, repayment of debt of $26.0 million net of the $3.1 million borrowed to fund the final installment due to Echlin, cash dividend payments of $4.8 million, and purchases of treasury stock of $5.9 million net of proceeds from stock options exercised of $1.6 million.

Financing Arrangements

      On March 31, 1998 the Company amended its $40 million bank credit facility to $150 million. The bank credit facility has a five-year term, with interest payable at a rate chosen by the Company of either prime or LIBOR plus .5% to 1.0%. The bank credit facility consists of a $50 million term loan, which has equal quarterly payments due of $2.5 million over five years, and a $100 million revolving facility. At August 1, 1998, the Company had total borrowings under the bank credit facility of $97.6 million at a weighted average rate of 7.0%

      The Company anticipates that cash flow from operations, together with the financing and borrowings under the Company's bank credit facility, will satisfy its working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

Other

      The Company has already modified substantially all of its computer systems to be Year 2000 compliant. In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company does not anticipate any significant costs, problems, or uncertainties associated with becoming Year 2000 compliant.

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

                           PART II - OTHER INFORMATION

Item 6 (a).    Exhibits

     11   Statement re Computation of Per Share Earnings

               27 Financial Data Schedule

Item 6 (b).    Reports on Form 8-K

 A report on form 8-K/A , dated June 15, 1998, announcing the completion of the purchase of the stock of Polycom Huntsman, Inc. and its Subsidiaries ("Polycom"). Pursuant to Items 7(a)4 and 7(b)2 of Form 8-K, this amendment was submitted to file certain financial statements of the business acquired and pro forma financial statements related to the Polycom acquisition.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   August 28, 1998            /s/    Bradley B. Buechler
                                          Bradley B. Buechler
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)




Date:  August 28, 1998             /s/    Randy C. Martin
                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)