Form 10-K
period 1998-10-31
SPARTECH CORP
filed 1999-01-07
CIK 77597

18

United States Securities and Exchange Commission
Washington, D.C. 20549


Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting the attached Form 10-K.

Sincerely,

SPARTECH CORPORATION

/s/Randy C. Martin
Randy C. Martin
Vice President-Finance and Chief
Financial Officer


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998


                          Commission file number 1-5911

                              SPARTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

  DELAWARE                                              43-0761773
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               Number)


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $273,354,840 on December 31, 1998.

There were 26,871,350 total shares of common stock outstanding as of December 31, 1998.

                       Documents incorporated by reference
1) Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
2) Portions of the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.
3)
                                     PART I

Item 1.   BUSINESS

General

    Spartech Corporation, together with its subsidiaries ("Spartech" or the "Company"), operates in one industry segment as a leading producer of engineered thermoplastic materials, polymeric compounds, molded and profile products for a wide spectrum of customers in the plastics industry. The Company's 38 facilities throughout North America and Europe operate in the following three lines of business:

 Extruded Sheet & Rollstock - which sells its products to various manufacturers who use plastic components in their industrial products. The Company's extruded sheet & rollstock is utilized in several end markets including transportation, building & construction, packaging, recreation, and sign/advertising. The Company is North America's largest extruder of custom rigid plastic sheet & rollstock, operating 17 facilities in the United States and Canada under the name Spartech Plastics.

 Color & Specialty Compounds - which sells custom designed plastic alloys, compounds, color concentrates, and calendered film for utilization by a large group of manufacturing customers servicing the packaging, electronics & appliance, transportation, building & construction and other end markets. The Company produces and distributes these products from 15 facilities under the names Spartech Polycom, Spartech Color, and Spartech Vy-Cal Plastics in the United States, Canada and France.

 Molded & Profile Products - which manufactures custom and proprietary products including: (1) thin-walled, printed plastic food packaging and industrial containers, (2) thermoplastic tires and wheels for the lawn and garden, refuse container, and toy markets, and (3) profile extruded products for a variety of industries. The Company produces these molded and profile products from 6 facilities in the United States and Canada under the names GenPak, Hamelin Industries, and Spartech Profiles.

    The Company's principal executive office is located at 7733 Forsyth Boulevard, Suite 1450, Clayton, Missouri 63105-1817, telephone (314) 721-4242. The Company was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960. The Company primarily operates as a leading intermediary plastics processor in the North American plastics market. This segment of the plastics industry is fragmented with over 2,000 plastic processing companies. The plastics intermediary segment continues to experience significant consolidation driven primarily by the desire of customers and suppliers to have fewer, stronger intermediaries and the potential for companies to achieve economies of scale. A key element of the Company's acquisition strategy is to continue to acquire plastics intermediary companies with profitable operations. Acquisitions completed over the last five years are summarized below:

   Date
   Acquired        Business Acquired             Principal Products
   February 1994   Product Components            Extruded Sheet & Rollstock
   November 1994   Pawnee Industries (a)         Extruded Sheet & Rollstock
                                                  and Color Concentrates
   May 1996        Portage Industries (b)        Extruded Sheet & Rollstock
   September 1996  Hamelin Group (b)             Extruded Sheet & Rollstock,
                                                  Color Concentrates, and
                                                  Molded Products
   August 1997     Preferred    Plastic    Sheet Extruded Sheet & Rollstock
                   Division of Echlin Inc. (b)    and  Profile Products
   March 1998      Polycom Huntsman, Inc. (b)    Specialty Compounds & Color
                                                  Concentrates
   April 1998      Prismaplast Canada, Ltd. (b)  Color Concentrates
   October 1998    Anjac-Doron  Plastics,   Inc. Profile Products
                   (b)

 (a)   Includes only Pawnee's Extrusion and Color Divisions.

(b) Information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 21 of the 1998 Annual Report to Shareholders, attached as Exhibit 13.

Growth Strategy

   In 1991, management began to develop and implement the Company's growth strategy, known as the "Four Cornerstones for Growth," which focuses on balanced revenue growth both through internal means - new product developments, product transformation initiatives and business partnerships - and through strategic acquisitions. Additionally, the Company's operating plan emphasizes ongoing cost containment and productivity improvement efforts to increase operating earnings and further enhance stockholder returns. The four elements of this growth strategy are:

Business Partnerships. The Company is committed to building business partnerships that provide long-term growth opportunities and enhance customer relationships. Such partnerships offer direct and indirect benefits to the Company and its customers by broadening product lines, lowering the cost of technological efforts and increasing geographic presence. The Company regularly partners with customers and resin suppliers to develop improvements in order to offer customers state-of-the-art products, and have significantly contributed to strengthening the Company's leading market position in the custom extruded sheet and rollstock segment. In an effort to exceed customer expectations, the Company has designed several continuous improvement initiatives such as the "Total Transaction Quality", "Growth Through Training", and "Total Customer Satisfaction" programs. These programs involve customer contact and survey processes, ISO9000 and QS9000 quality system certifications, customer training offerings, and quality management reviews.

Strategic Expansions. As a result of the Company's size and breadth of operations, management believes that it is well positioned for continued expansion through selective acquisitions in the consolidating plastics intermediary segment. In evaluating acquisition opportunities, management targets acquisition candidates that: (i) add complementary product lines (with emphasis on companies producing specialty or value-added thermoplastic products): (ii) increase geographic presence: and (iii) provide operational synergies in purchasing, production and customer service. For example, the Company's acquisition of Polycom Huntsman expanded two product lines (polypropylene compounds and black concentrates), added eight state-of-the-art manufacturing facilities in the U.S. and a manufacturing facility in France (the Company's first outside North America), and provided additional cost saving opportunities in purchasing and administrative expenses.

Product Transformations. A key element of the Company's internal growth is the ongoing transition of products previously made from wood, metal, or fiberglass to higher performing and less expensive recyclable thermoplastics. The Company is the market leader in extruded sheet and rollstock, where the transformation process is still in the early stages. Sizable metal, glass and fiberglass specialty components have recently begun to be replaced by thermoplastics in the agricultural equipment and transportation markets. The Company utilizes the experience of its sales and production personnel, partnerships with suppliers, and relationships with customers to identify and develop new applications for its products. Product transformations have been a key contributor to the Company's internal growth rates.

Alloy Plastics. The Company aggressively develops new proprietary products that combine advanced-engineered thermoplastic compounds and additives with new manufacturing techniques implemented by experienced operating personnel ("Alloy Plastics"). Alloy Plastics represent advancements in formulation and production technologies, such as the ability to extrude new products that combine the virtues of several polymers into a single sheet or to create new specialty compounds by adding reinforcements such as talc, calcium carbonate and glass fibers to base resins. All of the Company's Alloy Plastics represent new proprietary products which offer end-product manufacturers a variety of solutions for the design of high performance and environmentally-friendly products with cost efficient benefits.

Extruded Sheet & Rollstock

 Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the extruded sheet & rollstock group for fiscal years 1998, 1997, and 1996 were as follows:
                                 Fiscal Year
                            (Dollars in millions)
                                 1998      1997      1996

           Net Sales              $455.1    $375.8    $319.2
           Operating Earnings      $50.5     $39.6     $31.6


    Products - Spartech Plastics produces both single and multilayer extruded plastic sheet and rollstock on a custom basis for end product manufacturers. The group's extruded sheet & rollstock is utilized in several end markets including transportation, building & construction, packaging, recreation and sign/advertising. Most of the group's customers thermoform, cut, and trim their plastic sheet for these various end uses.

   New  Product Development - The extruded sheet & rollstock group  is  actively
involved   in  development of new  Alloy  Plastics,  which offer end-product manufacturers a variety of solutions to design high performance and environmentally-friendly products with cost effective benefits. Spartech Plastics currently offers nine such new products, five of which were introduced in the second half of fiscal 1998.

    Manufacturing and Production - The principal raw materials used in manufacturing extruded sheet & rollstock are plastic resins in pellet form, which are crude oil or natural gas derivatives. The Company extrudes a wide variety of plastic resins, including acrylonitrile butadiene styrene ("ABS"), polycarbonate ("PC"), polypropylene ("PP"), acrylic, polyethylene terephthalate ("PET"), polystyrene ("PS"), polyethylene ("PE"), and polyvinyl chloride ("PVC").

    The Company produces plastic sheet of up to seven distinct layers using a multi-extrusion process, as it is extruded through the die into a sheet form. More than half of the Company's plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, the Company will coat the plastic sheet or laminate sheets together in order to achieve performance characteristics desired by customers for particular applications.

   Marketing, Sales and Distribution - The custom sheet and rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each of the group's 17 facilities because of shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The outdoor sign and spa markets, however, are slightly more national in scope.

   The Company sells its extruded sheet & rollstock products principally through its own sales force, but also uses a limited number of independent sales representatives. The Company generally does not sell products of the extruded sheet & rollstock group under long-term contracts. During fiscal 1998, the extruded sheet & rollstock group sold its products to approximately 2,300 customers.

Color & Specialty Compounds

    Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the color & specialty compound group for fiscal years 1998, 1997, and 1996 were as follows:

                                           Fiscal Year
                                      (Dollars in millions)
                                      1998      1997      1996

               Net Sales              $158.2     $84.0     $68.2
               Operating Earnings      $18.1      $7.1      $5.4

    Products - The color and specialty compounds group manufactures plastic compounds, alloys and color concentrates for end product manufacturers. Spartech Polycom both produces its own line of proprietary compounds and provides toll compounding services for engineered resins, flame retardant and other specialty compounds. Spartech Color, the largest color concentrate supplier in Canada -with a sister plant in Goddard Kansas, is focused on service oriented color concentrate applications for film and molding as well as supplying nearly $10 million worth of color concentrates internally to the Company's extruded sheet and rollstock group. Spartech Vy-Cal Plastics operates a vinyl calender, supplying finished PVC film to manufacturers of loose-leaf binders, decorator grade wallcoverings and packaging products for the medical industry. Customers of the color and specialty compound group range from major integrated OEMs to sole proprietary subcontractors that utilize injection molding, extrusion, blow molding and blown and cast film processes.

    New Product Development - The color and specialty compounds group has well-equipped laboratory facilities, particularly with the newly acquired Spartech Polycom Technical Center in Donora, PA. These laboratories operate testing and simulated end use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. In addition to compounding technology, the group has developed enhanced capabilities to produce color concentrates and additives.

    Manufacturing and Production - The principal raw materials used in manufacturing specialty plastic alloys, compounds and color concentrates are plastic resins in powder and pellet form, primarily PP, PE, PS, ABS, and PVC with colorants, mineral and glass reinforcements, and additives to impart specific performance and appearance characteristics to the compounds.


    Marketing, Sales and Distribution - The color & specialty compounds group generates the majority of its sales in the United States and Canada but also has a presence in Europe and Mexico. The group's sales are primarily managed by its own internal sales force, but also uses independent agents and both local and national distributors. During fiscal 1998, the color and specialty compound group sold products to approximately 1,800 customers.

Molded & Profile Products

    The group's net sales and operating earnings (consisting of earnings before interest, taxes, and corporate operations/allocations) for the fiscal years 1998, 1997, and 1996 periods were as follows:

                                           Fiscal Year
                                      (Dollars in millions)
                                    1998      1997      1996

             Net Sales               $40.6    $ 42.9     $ 3.9
             Operating Earnings       $5.7     $ 5.9    $   .4


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

    New Product Development - The molded and profile products group brings unique, recognized capabilities to its customers such as print graphics and package design, patented tread-cap wheel technologies and special fabrication of profile products. In addition, this group's creativity, sound engineering and design principles enable it to effectively respond to customer needs in the niche markets in which the Company operates.

    Manufacturing and Production - The principal raw materials used in the Company's manufacturing of its molded and profile products are PE, PP, and PVC. The group manufactures products under three major lines -- containers, wheels, and profile extruded products.

    Marketing, Sales and Distribution - GenPak markets most of its products to customers located in North America, as well as, the Caribbean; Hamelin Industries markets its products throughout North America from a centrally located plant in Warsaw, Indiana; and Spartech Profiles markets its products throughout the United States. The group sells its products principally through its own sales force, but also uses independent sales representatives. During fiscal 1998, the molded & profile products group sold its products to approximately 400 customers.

Raw Materials

    The Company uses large amounts of thermoplastic resins in its manufacturing processes. Such resins are crude oil or natural gas derivatives and are to some extent affected by supply, demand, and price trends in the petroleum industry. While the Company seeks to match cost increases with corresponding price increases, large increases in the costs of these raw materials could adversely affect the Company's operating margins. In addition, any major disruptions in the availability of crude oil or natural gas to the Company's suppliers could adversely impact the availability of the resins. However, the Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years. The Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in fiscal 1999 and beyond.

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

Backlog

    The Company estimates that the total dollar volume of its backlog as of October 31, 1998 and November 1, 1997 was approximately $66.5 million and $39.2 million, respectively, which represents approximately four to five weeks of production for each year.

Employees

   The Company's total employment approximates 2,700. There are 2,150 production personnel at the Company's 38 facilities, approximately 28% of whom are union employees covered by several collective bargaining agreements. There have been no strikes in the past three years. Management personnel total approximately 550 supervisory/clerical employees, none of whom is unionized. The Company believes that all of its employee and union relations are satisfactory.

Government Regulation

    The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 1999 to comply with any applicable regulations. The Company is subject to federal, state, and local laws (including Canadian provincial laws) and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. Modifications of existing environmental regulations, the adoption of new environmental regulations, or unanticipated enforcement actions, could require material capital expenditures or otherwise have a material adverse effect on the Company's businesses. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance therewith to materially affect its earnings or competitive position.

International Operations

    Information regarding the Company's operations in its three geographic segments -- United States, Canada and Europe -- is located in Note (12) to the Consolidated Financial Statements on page 26 of the 1998 Annual Report to Shareholders, attached hereto as Exhibit 13. The Company's Canadian and French operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

Other

   The Company has already modified substantially all of its computer systems to be Year 2000 compliant. The Company does not anticipate any significant costs, problems, or uncertainties associated with becoming Year 2000 compliant. The Company could potentially experience disruption to some aspects of its operations as a result of noncompliant systems utilized by unrelated third party governmental and business entities. The Company continues to communicate with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues.

Item 2.   PROPERTIES

    The Company operates in plants and offices aggregating approximately 2,862,000 square feet of space. Approximately 1,078,000 square feet of plant and office space is leased with the remaining 1,784,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock

Location             Description               Size in Square Feet   Owned/
                                                                     Leased
Arlington, TX        Extrusion plant & offices       126,000        Leased
Atlanta, GA          Extrusion plant & offices        75,000        Leased
Cape Girardeau, MO   Extrusion plant & offices       100,000        Owned
Clare, MI            Extrusion plant & offices        27,000        Owned
Greenville, OH       Extrusion plant & offices        60,000        Owned
                                                      10,000        Leased
Greensboro, GA       Extrusion plant & offices        28,000        Owned
                                                      4,000         Leased
La Mirada, CA        Extrusion plant & offices        98,000        Leased
Mankato, MN          Extrusion plant & offices        36,000        Owned
                                                      54,000        Leased
McMinnville, OR      Extrusion plant & offices        40,000        Owned
McPherson, KS        Extrusion plant  &               51,000        Owned
                     offices
Paulding, OH         Extrusion plant & offices        68,000        Owned
                                                      20,000        Leased
Portage, WI          Extrusion plant & offices       115,000        Owned
                                                      54,000        Leased
Richmond, IN         Extrusion plant & offices        52,000        Owned
                                                      29,000        Leased
Taylorville, IL      Extrusion plant & offices        40,000        Owned
Wichita, KS          Extrusion plant & offices        63,000        Owned
                                                     128,000        Leased
Cornwall, Ontario    Extrusion plant & offices        38,000        Leased
Granby, Quebec       Extrusion plant & offices        75,000        Owned
                                                      10,000        Leased
                                                    1,401,000

Color & Specialty Compounds

Location             Description                   Size in Square     Owned/
                                                   Feet               Leased
Cape Girardeau, MO   Compounding plant & offices   57,000            Owned
                                                   60,000            Leased
Charleston, SC       Compounding plant & offices   97,000            Leased
Conneaut, OH         Compounding plant & offices   94,000            Owned
Conshohocken, PA     Calendering plant & offices   39,000            Owned
Donora #1, PA        Compounding plant & offices   142,000           Owned
Donora #2, PA        Compounding plant & offices   88,000            Owned
Goddard, KS          Color plant & offices         38,000            Owned
Kearny, NJ           Compounding plant & offices   59,000            Owned
Lake Charles, LA     Compounding plant & offices   55,000            Owned
Lockport, NY         Compounding plant & offices   45,000            Owned
Oxnard, CA           Compounding plant & offices   73,000            Leased
St. Clair, MI        Compounding plant & offices   71,000            Owned
Montreal, Quebec     Color plant & offices         39,000            Leased
Stratford, Ontario   Color plant & offices         65,000            Owned
Donchery, France     Compounding plant & offices   30,000            Owned

                                                   1,052,000

Molded & Profile Products

Location           Description                   Size in Square       Owned/
                                                      Feet            Leased
El Monte, CA       Profile Plant & Offices           63,000           Leased
Greensboro, GA     Profile Plant & Offices           14,000           Owned
                                                      6,000           Leased
McPherson, KS      Profile Plant & Offices           51,000           Owned
Warsaw, Indiana    Injection Molding plant &         41,000           Owned
                   offices
Cookshire, Quebec  Injection Molding plant &         140,000          Owned
                   offices
Toronto, Ontario   Injection Molding plant &         73,000           Leased
                   offices
                                                     388,000

    In addition, the Company leases office facilities for its Corporate Headquarters in St. Louis, Missouri and for administrative offices in Montreal, Quebec and Washington, Pennsylvania, the aggregate square footage of which approximates 21,500.

    The plants located at the premises listed above are equipped with 90 sheet extrusion lines, 63 supplementary co-extruders, 31 profile extrusion lines, 40 general compounding lines, 17 color compounding lines, 63 injection molding machines, 20 printing machines, 5 compression molding machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be over $20 million in 1999) are adequate for the level of business anticipated in fiscal year 1999.

Item 3.   LEGAL PROCEEDINGS

    In 1992 and 1996, a former Director, Chairman of the Board, and Chief Executive Officer of the Company, filed lawsuits against the Company and certain of its Directors and major shareholders. In the suits, it was claimed that the Company should adjust his existing stock options, provide for the issuance of additional shares of common stock, and award to him attorney's fees and interest. In February 1997, the Company settled both lawsuits. The settlement resolved all claims and terminated all disputes between the respective parties and general releases were executed to prevent further action on such disputes. The settlement was reflected in the Company's 1997 financial statements and, after consideration of amounts previously accrued, did not result in a net charge to earnings.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1998.


                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information on page 29 and 32 of the 1998 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 29 present the cash dividends declared in 1997 consisting of four quarterly payments at five cents per share and the cash dividends declared in 1998 consisting of four quarterly payments at six cents per share. On December 8, 1998, the Company declared a dividend of seven cents per share payable on January 5, 1999. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.

Item 6.   SELECTED FINANCIAL DATA

    The information on page 29 of the 1998 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

    The information on pages 13, 14 and 15 of the 1998 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

   Safe Harbor Statement - Statements in this Annual Report that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in the descriptions of the Company's business in
Item 1 and legal proceedings in Item 3, and include statements in "Management's Discussion and Analysis," incorporated herein by reference, about future capital expenditures, expenditures for environmental compliance, year 2000 compliance, and anticipated cash flow and borrowings.

   Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw
Materials, Seasonality, Competition, Government Regulation, and International Operations) included herein on pages 7 through 8, other important factors which have and could impact the Company's operations and results, include: (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions; and (2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. However, the Company continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information entitled "Quarterly Financial Information" on page 27 of the
1998  Annual  Report  to  Shareholders,  attached  hereto  as  Exhibit  13,   is
incorporated by reference in response to this item.

    In addition, the financial statements of the Registrant filed herewith are set forth in Item 14 and included in Part IV of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

   None.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1999, is incorporated herein by reference in response to this item.

    In addition, the following table sets forth certain information with respect to the Company's executive officers:

                             Position with the Company
Name                    Age  and Date Appointed
Bradley B. Buechler     50   President (April 1987), Chief
                             Executive Officer (October 1991),
                             and Director (February 1984)
David B. Mueller        45   Executive Vice President and
                             Chief Operating Officer (May
                             1996), Secretary (October 1991),
                             and Director (March 1994)
Daniel J. Yoder         57   Vice President of Materials
                             (September 1998) and Technology
                             (May 1990)
Randy C. Martin         36   Vice President-Finance and Chief
                             Financial Officer (May 1996)
David G. Pocost         37   Vice President of Engineering
                             (September 1998), Quality and MIS
                             (December 1996)

    Mr. Buechler, a CPA, was with Arthur Andersen LLP for ten years before the commencement of his employment with the Company in 1981. Prior to the positions currently held, he was the Company's Corporate Controller and Vice President - Finance from 1981-1984, Chief Financial Officer from 1983 - 1987 and Chief Operating Officer from 1985 - 1996.

    Mr. Mueller, a CPA, was previously with Arthur Andersen LLP for seven years (1974 - 1981). More recently he was Corporate Controller of Apex Oil Company, a large independent oil company, from 1981-1988. Prior to the positions currently held, he was the Company's Vice President of Finance, Chief Financial Officer from 1988 - 1996.

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

Item 11.   EXECUTIVE COMPENSATION

    The information contained in the sections entitled "Executive Compensation" and "Board Committees and Compensation" of the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1999 is incorporated herein by reference in response to this item.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1999 is incorporated herein by reference in response to this item.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the sections entitled "Election of Directors", "Executive Compensation" and "Certain Transactions" of the Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or about January 15, 1999 is incorporated herein by reference in response to this item.


                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    The  following  financial  statements,  financial  statement  schedules  and
exhibits  are  incorporated  by  reference  from  the  1998  Annual  Report   to
Shareholders and/or filed as part of this Form 10-K:

                                                                 Page
                                                                  Annual Report
                                                   Form 10-K     to Shareholders
Report of Independent Public Accountants               F-1            28

Financial Statements

   Consolidated Statement of Operations                 -             16
   Consolidated Balance Sheet                           -             17
   Consolidated Statement of Shareholders' Equity       -             18
   Consolidated Statement of Cash Flows                 -             19

Notes To Consolidated Financial Statements              -            20-27

Financial Statement Schedules

   Schedule
    Number     Description

     II.       Valuation and Qualifying Accounts       F-2             -

Exhibits

    Exhibits required to be filed by Item 601(a) of Regulation S-K are included as Exhibits to this report as follows:

2(A)(1) Asset Purchase and Sale Agreement between Spartech Corporation, Preferred Technical Group, Inc. and Echlin Inc. dated August 22, 1997
2(B)(2) Asset Purchase and Sale Agreement between Spartech Corporation, Polycom Huntsman, Inc., and Spartech Polycom, Inc. dated March 31, 1998
3(A)(3)   Amended and Restated Articles of Incorporation
3(B)      Amended and Restated By-Laws
10(A)(4) Amended and Restated Employment Agreement dated November 1, 1997, between Bradley B. Buechler and Spartech Corporation
10(B)(4) Amended and Restated Employment Agreement dated November 1, 1997, between David B. Mueller and Spartech Corporation
10(C)     Amended and Restated Employment Agreement dated June 30, 1998, between Daniel J. Yoder and Spartech Corporation
10(D)(5) Spartech Corporation Incentive Stock Option Plan dated July 26, 1991 as amended
          November 1, 1997
10(E)(6) Spartech Corporation Restricted Stock Option Plan dated July 26, 1991 as amended November 1, 1997
10(F)(7) Employment Agreement between Randy C. Martin and Spartech Corporation dated as of March 31, 1997
10(G)(7) Employment Agreement between David G. Pocost and Spartech Corporation dated as of February 1, 1997
11        Statement re Computation of Per Share Earnings
13        Pages 13 through 29 and 32 of 1998 Annual Report to Shareholders
21        Subsidiaries of Registrant
23        Consent of Independent Public Accountants
24        Powers of Attorney
27        Financial Data Schedule

    (1) Filed as an exhibit to the Company's Form 8-K, dated July 28, 1997, filed with the Commission on August 12, 1997, and incorporated herein by reference.

   (2) Filed as an exhibit to the Company's Form 8-K, dated March 31, filed with the Commission on April 14, 1998, and incorporated herein by reference.

   (3) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended May 2, 1998, filed with the Commission on June 1, 1998 and incorporated herein by reference.

   (4) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended November 1, 1997, filed with the Commission on January 12, 1998, and incorporated herein by reference.

   (5)   Filed  as  an  exhibit  to  the  Company's  S-8,  filed  with  the
          Commission   on  July  31,  1998  and  incorporated   herein   by
          reference.

   (6) Filed as an exhibit to the Company's proxy statement filed with the Commission on January 27, 1998 and incorporated herein by reference.

   (7) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended August 2, 1997, filed with the Commission on September 2, 1997, and incorporated herein by reference.

    All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Reports on Form 8-K

     None


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPARTECH CORPORATION

    January 06, 1999                         By:   /S/ Bradley B. Buechler
         (Date)                                    Bradley B. Buechler
                                                   President and Chief Executive
                                                   Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                SIGNATURES                              TITLE

January 06, 1999    /S/ Bradley B. Buechler       President, Chief Executive
                    Bradley B. Buechler           Officer, and Director
                                                  (Principal Executive Officer)

January 06, 1999    /S/ David B. Mueller          Executive Vice President,
                    David B. Mueller              Chief Operating Officer, and
                                                  Director

January 06, 1999    /S/ Randy C. Martin           Vice President-Finance and
                    Randy C. Martin               Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

January 06, 1999    /S/ Ralph B. Andy             Director
                    Ralph B. Andy*

January 06, 1999    /S/ Thomas L. Cassidy         Director
                    Thomas L. Cassidy*

January 06, 1999    /S/ W. R. Clerihue            Chairman of the Board and
                    W. R. Clerihue*               Director

January 06, 1999    /S/John R. Kennedy            Director
                    John R. Kennedy*

January 06, 1999    /S/ Calvin J. O'Connor        Director
                    Calvin J. O'Connor*

January 06, 1999    /S/ Jackson W. Robinson       Director
                    Jackson W. Robinson*

January 06, 1999    /S/ Alan R. Teague            Director
                    Alan R. Teague*

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



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

   We have audited in accordance with generally accepted auditing standards, the financial statements included in SPARTECH Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 4, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  /s/ ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP

St. Louis, Missouri
December 4, 1998


                                       F-1


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR FISCAL YEARS ENDED 1998, 1997, AND 1996
                             (Dollars in thousands)



                        BALANCE AT     ADDITIONS AND                 BALANCE
                       BEGINNING OF   CHARGES TO COSTS              AT END OF
     DESCRIPTION          PERIOD        AND EXPENSES    WRITE-OFFS    PERIOD

October 31, 1998:
   Allowance for         $  2,212       $     1,912     $  (1,694)   $  2,430
    Doubtful Accounts

November 1, 1997:
   Allowance for         $  1,946        $     985       $  (719)    $  2,212
    Doubtful Accounts

November 2, 1996:
   Allowance for         $  1,592        $     578       $  (224)    $  1,946
    Doubtful Accounts



    Fiscal year 1996, 1997, and 1998 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Portage Industries Corporation in May 1996, the Hamelin Group, Inc. in September 1996, the Preferred Plastics Sheet Division of Echlin Inc. in August 1997, Polycom Huntsman Inc. in March 1998, Prismaplast Canada Ltd. In April 1998, and Anjac-Doron Plastics, Inc. in October 1998.



                                   F-2