Form 10-Q
period 1999-01-30
SPARTECH CORP
filed 1999-03-02
CIK 77597

Securities and Exchange Commission
Washington, D.C. 20549


Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

SPARTECH CORPORATION

/s/  Randy Martin
Randy Martin
Vice President - Finance and Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 1999


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

Yes   x   No


     Number of shares outstanding as of January 30, 1999:

     Common Stock, $.75 par value per share            26,945,382

                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                January 30, 1999



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of January 30, 1999 and October 31, 1998       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          January 30, 1999 and January 31, 1998             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          January 30, 1999 and January 31, 1998             5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                               13

          SIGNATURES                                      14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          Jan. 31, 1999
                                           (unaudited)    Oct. 31, 1998
Current Assets
  Cash and equivalents                       $  6,024        $  7,247
  Receivables, net                             92,430          91,631
  Inventories                                  69,417          64,859
  Prepayments and other                        10,036           9,459
     Total Current Assets                     177,907         173,196

Property, Plant and Equipment                 271,094         263,626
  Less accumulated depreciation                61,527          56,739
     Net Property, Plant and Equipment        209,567         206,887

Goodwill                                      150,599         148,668

Other Assets                                    4,921           4,558
                                             $542,994        $533,309

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $  8,817        $  8,948
  Accounts payable                             58,049          59,578
  Accrued liabilities                          32,917          32,466
     Total Current Liabilities                 99,783         100,992

Long-Term Debt, Less Current Maturities       246,919         245,272

Other Liabilities                              34,660          33,449

     Total Long-Term Liabilities              281,579         278,721

Shareholders' Equity
  Common stock, 27,550,107 shares issued
     in 1999 and 1998                          20,663          20,663
  Contributed capital                          97,654          99,407
  Retained earnings                            57,459          50,185
  Treasury stock, at cost, 604,725 shares
     in 1999 and 688,917 shares in 1998      (10,081)        (11,875)
  Cumulative translation adjustments          (4,063)         (4,784)

     Total Shareholders' Equity               161,632         153,596
                                             $542,994        $533,309

See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and amounts in thousands, except per share data)


                                                  QUARTER ENDED
                                           Jan. 30, 1999  Jan. 31, 1998

Net Sales                                    $167,801        $133,081

Costs and Expenses
  Cost of sales                               137,604         110,601
  Selling and administrative                   10,125           8,161
  Amortization of intangibles                     997             541
                                              148,726         119,303

Operating Earnings                             19,075          13,778
  Interest                                      3,851           2,345

Earnings Before Income Taxes                   15,224          11,433
  Income Taxes                                  6,067           4,412

Net Earnings                                 $  9,157        $  7,021


Net Earnings Per Common Share:

  Basic                                      $    .34        $    .27
  Diluted                                    $    .32        $    .25

Weighted Average Number of Shares Used in
 Computing Net Earnings per Common Share:

  Basic                                        26,896          26,398
  Diluted                                      28,748          28,101

Dividends Per Common Share                   $    .07        $    .06

See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Jan. 30, 1999  Jan. 31, 1998

Cash Flows from Operating Activities
  Net earnings                               $  9,157        $  7,021
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            5,667           3,546
       Change in current assets and
          liabilities                         (1,171)         (6,089)
  Other, net                                      897             677
     Net cash provided by operating
       activities                              14,550           5,155

Cash Flows from Investing Activities
  Capital expenditures                        (4,956)         (2,056)
  Business Acquisitions                      (10,437)         (3,095)
  Retirement of assets                             20              32
     Net cash used for investing activities  (15,373)         (5,119)

Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions    10,437           3,095
  Net borrowings (payments) on revolving
     credit facilities                        (8,037)              55
  Payments on bonds and leases                  (962)           (658)
  Cash dividends on common stock              (1,883)         (1,589)
  Stock options exercised                         480             329
  Treasury stock acquired                       (439)         (2,341)
     Net cash used for
       financing activities                    (404)          (1,109)

  Effect of exchange rate changes on cash
     and equivalents                                4            (58)

Decrease In Cash and Equivalents              (1,223)         (1,131)

Cash and Equivalents At Beginning Of Period     7,247           6,058

Cash and Equivalents At End Of Period        $  6,024        $  4,927


See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries (the "Company"). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 31, 1998 Annual Report on Form 10-K.

      The Company's fiscal year ends on the Saturday closest to October 31. Operating results for the first quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at January 30, 1999 and October 31, 1998 are comprised  of the following components:

                                               1999            1998
          Raw materials                      $ 45,987        $ 42,016
          Finished goods                       23,430          22,843

                                             $ 69,417        $ 64,859

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarter ended January 30, 1999 and January 31, 1998 is as follows:

                                               1999            1998
  Cash paid for:
     Interest                                $  1,579        $     61
     Income taxes                            $    312        $    304


NOTE D - Commitments and Contingencies

      The Company currently has no litigation with respect to any environmental matters.

Note E - Comprehensive Income

     On November 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130--"Reporting Comprehensive Income". Comprehensive Income is an entities change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of the components of Total Comprehensive Income follows:

                                                   QUARTER ENDED
                                           Jan. 30, 1999  Jan. 31, 1998

Net Earnings                                 $  9,157         $  7,021
Foreign currency translation
  adjustments                                     721          (1,046)
     Total Comprehensive Income              $  9,878         $  5,975


     The Company's other comprehensive income consists solely of foreign currency translation adjustments. Accumulated other comprehensive income is represented on the balance sheet as cumulative translation adjustments as of January 30, 1999 and October 31, 1998, respectively.

Note F - Acquisitions

     On January 7, 1999 the Company completed its acquisition of the net assets of Lustro Plastics Company, a custom sheet and rollstock extruder with annual sales of approximately $28 million. The total purchase price was approximately $10.4 million, including estimated costs of the transaction. The fair value of assets acquired, including $2.8 million of goodwill, and liabilities assumed were $13.9 million and $3.5 million, respectively. The acquisition was funded through the Company's existing bank credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


     Net sales for the first quarter ending January 30, 1999 increased by 26% to $167.8 million, as compared to $133.1 million during the same quarter last year, and operating earnings rose by 38% to $19.1 million, from $13.8 million reported for the first quarter of 1998. First quarter 1999 net earnings were $9.2 million, or $.32 per diluted share, compared to $7.0 million, or $.25 per diluted share, reported in 1998.

      Net sales of the Extruded Sheet & Rollstock group increased to $105.0 million, with a negative 7% price/product mix change being offset by a 7% increase in base volume. Sales to the growing packaging and recreation/leisure markets led the solid increase in base volume for the sheet group. Net sales of the Color & Specialty Compound group grew to $50.5 million for the first quarter as the impact of our 1998 midyear acquisitions of both Polycom Huntsman and Plasticolour were realized. Base volume increased by 8% while price/mix related changes had a negative 12% effect on sales. The Molded & Profile Products segment benefited from the October 1998 acquisition of Anjac-Doron. Sales for the group were up 17% to $12.3 million as compared to $10.5 million for the same three-month period last year.

     Cost of sales increased 24% to $137.6 million for the quarter ended January 30, 1999, compared with $110.6 million for the same period of 1998, but decreased to 82.0% of net sales for 1999 from 83.1% for 1998. The more favorable cost of sales percentage in 1999 represents a decline in overall raw material prices and improved production efficiencies partially offset by an increase in depreciation as a result of capital expenditures incurred by the Company during the last 24 months.

      Selling and administrative expenses of $10.1 million for the first quarter of 1999 increased when compared to $8.2 million for the similar period in 1998 but decreased to 6.0% of net sales for 1999 from 6.1% in 1998.

      Operating earnings for the quarter ended January 30, 1999 were $19.1 million (11.4% of net sales) compared to $13.8 million (10.4% of net sales) for the corresponding period in 1998. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies and the declines in raw material prices, discussed above.

      Interest expense of $3.9 million for the quarter ended January 30, 1999 increased from $2.3 million for the same period in 1998 as a result of borrowings related to the Polycom Huntsman, Plasticolour, and Anjac-Doron acquisitions completed in 1998.

      The Company's effective tax rate was 39.9% for the first quarter of 1999 compared to 38.6% in 1998.

Environmental and Inflation

      The Company is subject to various laws and regulations governing employee safety and the quantities of certain specified substances that may be emitted into the air, discharged into waterways, and otherwise disposed of on and off the properties of the Company. The Company does not anticipate that future expenditures for the compliance with such laws and regulations will have a material effect on its capital expenditures, earnings, or competitive position.

      The plastic resins used by the Company in its production process are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. Accordingly, the Company's raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; the pricing of resins tends to follow its own supply and demand equation, except in periods of anticipated or actual shortages of crude oil or natural gas. The
Company is not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 1999.


Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. The Company's cash flows for the periods indicated are summarized as follows:
                                                  First Quarter
                                               1999            1998
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $   14.6     $     5.2

  Net cash used for
     investing activities                    $  (15.4)   $     (5.1)
  Net cash used for
     financing activities                     $  (0.4)        $(1.1)

  The Company continues to generate strong cash flows from operations, resulting from the 30% increase in net earnings in the first quarter 1999 compared to the corresponding period of the prior year. Operating cash flows used for changes in working capital totaled $1.2 million in the quarter ended January 30, 1999.

   The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the quarter January 30, 1999 were $5.0 million as compared to $2.1 million for the first quarter of 1998. The Company anticipates total capital expenditures of approximately $22 million for fiscal 1999

      The cash flows used by financing activities were $.4 million for the first quarter of 1999. The primary activity was the bank borrowings of $10.4 million for the Lustro Plastics Company acquisition, net repayment of debt of $9.0 million, and cash dividend payments of $1.9 million.

Financing Arrangements

      On March 31, 1998 the Company amended its $40 million bank credit facility to $150 million. The bank credit facility has a five-year term, with interest payable at a rate chosen by the Company of either prime or LIBOR plus .5% to 1.0%. The bank credit facility consists of a $50 million term loan, which has equal quarterly payments due of $2.5 million over five years, and a $100 million revolving facility. At January 30, 1999 the company had total borrowings under the bank credit facility of $102.1 million at a weighted average rate of 6.4%

      The Company anticipates that cash flow from operations, together with the financing and borrowings under the Company's bank credit facility, will satisfy its working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

Other

   The Company has already modified substantially all of its computer systems to be Year 2000 compliant. The Company has only needed to expend a limited amount on specific Year 2000 related issues. The Company does not anticipate any significant costs, problems, or uncertainties associated with any additional Year 2000 compliance efforts. The implementation of new information systems and other software and hardware replacements / upgrades take place in the normal course of our business. Our Year 2000 readiness has been enhanced by these efforts without the incurrence of significant incremental costs.

   The Company could potentially experience disruption to some aspects of its operations as a result of noncompliant systems utilized by unrelated third party governmental and business entities. The Company continues to communicate with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. These plans will evolve as 1999 progresses and more information is gained on the Year 2000 readiness of any of our third party suppliers.

   The Company is in the process of developing contingency plans to ensure critical operations continue uninterrupted or mitigates the impact of any Year 2000 failures.

       The information presented herein contains certain forward-looking statements, defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our judgement relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. They are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from the information contained in the forward-looking statements due to a number of factors, including changes in the availability and cost of raw materials, changes in the economy in general, unanticipated developments and competitive factors in the plastics industry that may prevent us from competing successfully in existing or new markets, and our ability to manage our growth effectively. Investors are also directed to the discussion of risks and uncertainties associated with forward-looking statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   February 26, 1999                 /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)




                                          /s/ Randy C. Martin
                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                                                      EXHIBIT 11

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (In thousands, except per share data)


                                                    QUARTER ENDED
                                                January 30, January 31,
                                                    1999        1998
NET EARNINGS
  Basic and diluted net earnings                   $ 9,157     $ 7,021


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic weighted average common shares
       outstanding                                  26,896      26,398
  Add: Shares issuable from assumed exercise
       of options                                    1,852       1,703

  Diluted weighted average shares                   28,748      28,101
       outstanding


NET EARNINGS PER SHARE:

  Basic                                            $   .34     $   .27

  Diluted                                          $   .32     $   .25