Form 10-Q
period 1999-05-01
SPARTECH CORP
filed 1999-06-14
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 1999


                          Commission File Number 1-5911

                                       SPARTECH CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                             43-0761773
(State or other jurisdiction of              (I.R.S Employer
 incorporation or organization)             Identification No.)

          120 South Central Avenue, Suite 1700, Clayton, Missouri 63105
                    (Address of principal executive offices)

                                 (314) 721-4242
              (Registrant's telephone number, including area code)



     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   x   No


     Number of common shares outstanding as of May 1, 1999:

     Common Stock, $.75 par value per share            26,790,962



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                   May 1, 1999



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of May 1, 1999 and October 31, 1998            3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended May 1, 1999 and May 2, 1998                 4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for six months ended
          May 1, 1999 and May 2, 1998                       5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                               14

          SIGNATURES                                      15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Amounts in thousands, except share amounts)

                                     ASSETS
                                          May 1, 1999
                                           (unaudited)    Oct. 31,1998
Current Assets
  Cash and equivalents                       $  6,248        $  7,247
  Receivables, net                            107,517          91,631
  Inventories                                  64,414          64,859
  Prepayments and other                         6,825           9,459
     Total Current Assets                     185,004         173,196

Property, Plant and Equipment                 277,965         263,626
  Less accumulated depreciation                66,319          56,739
     Net Property, Plant and Equipment        211,646         206,887

Goodwill                                      150,095         148,668

Other Assets                                    6,493           4,558
                                             $553,238        $533,309

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $  8,960        $  8,948
  Accounts payable                             63,015          59,578
  Accrued liabilities                          29,464          32,466
     Total Current Liabilities                101,439         100,992

Long-Term Debt, Less Current Maturities       200,226         245,272

Other Liabilities                              36,531          33,449

     Total Long-Term Liabilities              236,757         278,721

Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   6.5% convertible subordinated debentures    50,000               -

Shareholders' Equity
  Common stock, 27,660,627 and 27,550,107
     shares issued in 1999 and 1998            20,738          20,663
  Contributed capital                          96,387          99,407
  Retained earnings                            66,666          50,185
  Treasury stock, at cost, 869,665 shares
     in 1999 and 688,917 shares in 1998      (15,804)        (11,875)
  Cumulative translation adjustments          (2,945)         (4,784)

     Total Shareholders' Equity               165,042         153,596
                                             $553,238        $533,309


See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                 May 1,    May 2,    May 1,    May 2,
                                 1999      1998      1999      1998

Net Sales                       $196,937  $165,707  $364,738  $298,788

Costs and Expenses
  Cost of sales                  161,871   137,789   299,475   248,390
  Selling and administrative      11,285     9,368    21,410    17,529
  Amortization of intangibles      1,001       709     1,998     1,250
                                 174,157   147,866   322,883   267,169

Operating Earnings                22,780    17,841    41,855    31,619
  Interest                         3,541     2,995     7,392     5,340
  Distributions on
   preferred securities of
   Spartech Capital Trust            509         -       509         -

Earnings Before Income Taxes      18,730    14,846    33,954    26,279
  Income Taxes                     7,625     5,983    13,692    10,395

Net Earnings                   $  11,105  $  8,863  $ 20,262  $ 15,884


Net Earnings Per Common Share:

  Basic                         $    .41  $    .33  $    .75  $    .60
  Diluted                       $    .38  $    .31  $    .70  $    .56


Dividends Per Common Share      $    .07  $    .06  $    .14  $    .12




See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                 SIX MONTHS ENDED
                                            May 1, 1999    May 2, 1998

Cash Flows From Operating Activities
  Net earnings                              $  20,262        $ 15,884
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           11,426           7,776
       Change in current assets and
          liabilities, net of effects of
          acquisitions                        (6,584)            (99)
       Other, net                               2,495           2,031
     Net cash provided by operating
       activities                              27,599          25,592

Cash Flows From Investing Activities
  Capital expenditures                       (11,349)         (5,326)
  Final installment for Echlin                       -        (3,095)
  Retirement of assets                            235              23
  Business Acquisitions                      (10,437)       (128,933)
     Net cash used for investing activities  (21,551)       (137,331)

Cash Flows From Financing Activities
  Bank borrowings for business acquisitions    10,437         121,988
  Net borrowings (payments) on revolving
     credit facilities                        (4,224)        (12,288)
  Payments on bonds and leases                (2,645)           (922)
  Issuance of common stock                          -          10,000
  Cash dividends on common stock              (3,781)         (3,185)
  Stock options exercised                       1,967           1,296
  Treasury stock acquired                     (8,841)         (4,300)
  Other, net                                        -               -
     Net cash provided by (used for)
       financing activities                   (7,087)         112,589

  Effect of exchange rate changes on cash
     and equivalents                               40            (26)

Increase (Decrease) In Cash and Equivalents     (999)             824

Cash and Equivalents At Beginning Of Period     7,247           6,058

Cash and Equivalents At End Of Period       $   6,248        $  6,882

See accompanying notes to consolidated financial statements.
                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      Our consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries. These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our October 31, 1998 Annual Report on Form 10-K.

      Our fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at May 1, 1999 and October 31, 1998 are comprised  of  the following components:

                                               1999            1998
          Raw materials                      $ 38,927        $ 42,016
          Finished goods                       25,487          22,843

                                             $ 64,414        $ 64,859
















                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the six months ended May 1, 1999 and May 2, 1998 is as follows:

                                               1999            1998
  Cash paid for:
     Interest                                $  8,039        $  5,823
     Income taxes                            $ 10,032        $  3,584



Note D - Comprehensive Income

     On November 1, 1998 we adopted Statement of Financial Accounting Standards
(SFAS) No. 130--"Reporting Comprehensive Income". Comprehensive Income is an entities change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of our components of Total Comprehensive Income follows:

                              QUARTER ENDED     SIX MONTHS ENDED
                              May 1,   May 2,    May 1,    May 2,
                            1999     1998      1999         1998
Net Earnings                $ 11,105  $ 8,863  $ 20,262   $ 15,884
Foreign currency
  translation adjustments      1,118      119     1,839      (927)
Total Comprehensive Income  $ 12,223  $ 8,982  $ 22,101   $ 14,957


     Our other comprehensive income consists solely of foreign currency translation adjustments. Accumulated other comprehensive income is represented on the balance sheet as cumulative translation adjustments as of May 1, 1999 and October 31, 1998, respectively.
                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)



Note E - Convertible Preferred Securities

      On March 5, 1999 we issued $50 million of 6.5% convertible subordinated debentures to Spartech Capital Trust, a Delaware trust we control. We used the proceeds to repay borrowings under our bank credit facility. The debentures are the sole asset of the Trust and eliminate in consolidation. The Trust purchased the debentures with the proceeds of a $50 million private placement of 6.5% convertible preferred securities of the Trust having an aggregate liquidation preference of $50 million and guaranteed by Spartech. The debentures:

     - Are convertible along with the Trust preferred securities, at the option of the preferred security holders, into shares of our common stock at a conversion price equivalent to $30.55 per share of common stock, for a total of 1,636,661 shares;

     -  Are   redeemable   along  with  the  Trust  preferred   securities,   at
         Spartech's option on or after March 1, 2002, at a price equal to 104.56% of the principal amount plus accrued interest, declining annually to a price equal to the principal amount plus accrued interest by March 1, 2009; and

     - Mature and are payable, along with the Trust preferred securities, on March 1, 2014 if they have not been previously redeemed or converted.

Note F - Subsequent Event

     On May 24, 1999 we completed our acquisition of the net assets of the Alltrista Plastic Packaging Division of Alltrista Corporation, a well-established manufacturer of extruded sheet & rollstock packaging materials based in Muncie, Indiana. This operation, which has annual sales approaching $30 million, was added to our Extruded Sheet & Rollstock group, giving it now 19 production facilities. The cash purchase price of approximately $34 million was funded through our existing bank credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      Net sales were $196.9 million and $364.7 million for the quarter and six months ended May 1, 1999, representing a 19% and 22% increase from the similar periods in 1998. These results include an increase in pounds sold by our Extruded Sheet & Rollstock and Color & Specialty Compounds Groups, the January 7, 1999 acquisition of Lustro Plastics Company, and the March 31, 1998 acquisition of Polycom Huntsman, Inc.

      Our Extruded Sheet & Rollstock Group generated sales of $230.4 million during the first six months of 1999 compared to $224.2 million in the first six months of 1998. Base volume increased by 7% for the first six months, as a result of strong sales to the packaging and recreation & leisure markets. The recent acquisition of Lustro Plastics added another 4% to sales for the first six months. Price and product mix changes had a negative 8% effect on sales during the first six months of 1999. Sales increased 103% for the Color & Specialty Compounds group to $107.6 million in first six months of 1999, including incremental revenues of approximately $53.7 million generated by our 1998 acquisitions of Polycom Huntsman and Plasticolour. The group's growth in base volume of 10% was partially offset by a 9% price/mix decline in sales dollars. Our Molded & Profile Products group generated $26.7 million in sales for the first six months of 1999. The approximate 24% increase, from the prior year, was primarily due to the October 1998 acquisition of Anjac-Doron.

      Cost of sales increased to $161.9 million for the quarter ended May 1, 1999, compared with $137.8 million for the same period in 1998, but decreased to 82.2% of net sales for 1999 from 83.2% for 1998. The cost of sales percentages were 82.1% and 83.1% for the six months ended May 1, 1999 and May 2, 1998, respectively. Our more favorable cost of sales percentages in 1999 represents a decline in overall raw material prices and improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred during the last 24 months.

      Selling and administrative expenses were $11.3 million and $21.4 million for the quarter and six months ended May 1, 1999 compared to $9.4 million and $17.5 million for the similar periods in 1998. On a percentage of net sales basis, selling and administrative costs for the quarter were unchanged at 5.7%. The 1999 six-month percentage was also unchanged from the prior year at 5.9%.

      Operating earnings for the quarter ended May 1, 1999 were $22.8 million (11.6% of net sales) compared to $17.8 million (10.8% of net sales) for the corresponding period in 1998. Operating earnings for the six months ended May 1, 1999 were $41.9 million (11.5% of net sales) compared to $31.6 million (10.6% of net sales) for the six months in 1998. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies, cost containment efforts, and the declines in raw material prices, discussed above.

      Interest expense and Distributions on Preferred Securities Distributions for the quarter and six months ended May 1, 1999 of $4.1 million and $7.9 million increased from the same periods in 1998 as a result of borrowings related to the Polycom Huntsman, Plasticolour, Anjac-Doron, and Lustro Plastics acquisitions completed in March 1998, April 1998, October 1998, and January 1999, respectively.

     Our effective tax rate was approximately 40% for the quarter and six months of 1999 and 1998.

Environmental

      We operate under various laws and regulations governing employee safety, the quantities of specified substances that may be emitted into the air, discharged into waterways, and otherwise disposed of on and off our properties. We do not anticipate that future expenditures for compliance with these laws and regulations will have a material effect on its capital expenditures, earnings, or competitive position.

      The plastic resins we use in our production process are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. Accordingly, our raw materials are only somewhat affected by supply, demand, and price trends of the petroleum industry. The pricing of resins tends to be independent of crude oil or natural gas except in periods of anticipated or actual shortages. We are not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 1999.


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Our cash flows for the periods indicated are summarized as follows:

                                                    Six Months
                                               1999            1998
                                              (Dollars in millions)
  Net cash provided by
     operating activities                     $  27.6     $     25.6

  Net cash used for
     investing activities                     $ (21.6)    $   (137.3)
  Net cash provided by (used for)
     financing activities                     $  (7.1)     $   112.6
  Increase (Decrease) in cash and equivalents $  (1.0)     $      .8


   We continue to generate strong cash flows from operations, resulting from the 28% increase in net earnings in the first half of 1999 compared to the corresponding period of the prior year, net of the impact of changes in working capital. Operating cash flows used for changes in working capital totaled $6.6 million in the six months ended May 1, 1999. This was primarily the result of the increased level of receivables derived from our expanded sales level.

   Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the six months ended May 1, 1999 and May 2, 1998 were $11.3 million and $5.3 million, respectively. We anticipate total capital expenditures of approximately $24 million for fiscal 1999, including expenditures for the most recent acquisitions.

     The cash flows used by financing activities were $7.1 million for the first six months of 1999. The primary activity was the bank borrowings of $10.4 million for the Lustro Plastics Company acquisition, net repayment of debt of $6.9 million, cash dividend payments of $3.8 million, and purchases of treasury stock, net of options exercised, of $6.8 million.




Financing Arrangements

      On March 5, 1999 we issued $50 million of 6.5% convertible subordinated debentures to Spartech Capital Trust, a Delaware trust we control. We used the proceeds to repay borrowings under our bank credit facility. The debentures are the sole asset of the Trust and eliminate in consolidation. The Trust purchased the debentures with the proceeds of a $50 million private placement of 6.5% convertible preferred securities of the Trust having an aggregate liquidation preference of $50 million and guaranteed by Spartech. The debentures:

     - Are convertible along with the Trust preferred securities, at the option of the preferred security holders, into shares of our common stock at a conversion price equivalent to $30.55 per share of common stock, for a total of 1,636,661 shares;

     -  Are   redeemable   along  with  the  Trust  preferred   securities,   at
         Spartech's option on or after March 1, 2002, at a price equal to 104.56% of the principal amount plus accrued interest, declining annually to a price equal to the principal amount plus accrued interest by March 1, 2009; and

     - Mature and are payable, along with the Trust preferred securities, on March 1, 2014 if they have not been previously redeemed or converted.

     On June 8, 1999, we announced the completion of a secondary public offering of 2,328,968 previously issued and outstanding shares of our common stock.
These shares represented all the common stock of the Company owned by two selling shareholders, TCW Group, Inc. and Huntsman International Corporation. In addition to the shares offered by the selling shareholders, we sold the underwriters an additional 345,000 shares to cover over-allotments. The stock was sold to the public at $24.00 per share. The offering was led by an underwriting group managed by First Analysis Securities Corporation, EVEREN Securities, Inc., and Janney Montgomery Scott Inc. The net proceeds received by the Company from the sale of the over-allotment shares, $7.6 million, will be used to repay bank credit facility borrowings and will support future strategic expansions.
      We anticipate that cash flow from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.


Year 2000

     We have instituted a plan to help ensure that we have no material business interruptions related to Year 2000 issues. The plan consists of evaluation, prioritization, analysis, testing, correction, and contingency planning. We have completed the testing and correction phases with regard to substantially all of our systems. Our current state of readiness is:

     - Major Business Systems. Our major business systems include all financial, sales, purchasing, product manufacturing, inventory management, and logistics modules. We have performed formal testing on all of these major business systems with no transitional problems being identified. We will continue to monitor these systems for any new, unforeseen issues that may arise.

     - Information Technology (IT) Systems Infrastructure. We have completed over 90% of the evaluation and upgrade of our existing IT systems infrastructure company-wide. Areas that we have evaluated include workstations, servers, network hardware, operating software, and application software. We have not identified any significant issues to date, and our target completion date is July 1999.

     - Non-IT Systems. We are over 90% complete in evaluations of compliance with respect to non-IT systems such as process control equipment, analytical equipment, quality systems, HVAC systems, security systems and material handling systems. We have not identified any significant issues to date, and our target completion date is July 1999.

     - Third Party Issues. We have surveyed our key supply chain business partners including key raw material suppliers, process control equipment providers, and key providers of utilities, telecommunications, waste management and transportation. We are over 90% complete with this process, with no indications that the supply of key materials or services will be interrupted by Year 2000 related problems. The surveying process is expected to be complete by August 1999.

     We have not incurred, nor do we expect to incur, any material costs related to our Year 2000 compliance efforts. Amounts spent on information technology, and non-IT equipment upgrades, have been planned in accordance with continual efforts to upgrade our capabilities.

     At this time, we believe that all major Year 2000 software, hardware, and business-related issues have been identified. In addition, substantially all internal Year 2000 necessary actions have occurred though normal maintenance and upgrade plans. However, due to the general uncertainty inherent in the Year 2000 issue we are unable to determine with certainty whether the consequences of Year 2000 failures will have a material impact on our financial position, results of operations or cash flows. We believe the upgrades to systems and software that have occurred should reduce the possibility of significant interruptions of normal operations. However, we may experience problems due to Year 2000 difficulties of others. We may experience either lost revenues or profits if any of our major customers experience Year 2000 problems or if a mass interruption to our supply chain occurs from the lack of readiness of our suppliers. In addition, our customers or suppliers or our own production capabilities could also be adversely affected in similar ways due to disruptions to the transportation network or public utilities.

     We are in the process of developing contingency plans for the critical aspects of our business. These plans will consist of manual back-up in case of internal IT or non-IT systems failures, identification of alternative suppliers for our key supply chain channels, providing IT disaster recovery resources, and ensuring extra staffing is available near and over the Year 2000 transition. These plans will be completed and available for final testing and implementation by September 1999.

Other

       The information presented herein contains certain forward-looking statements, defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our judgement relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. They are based largely on our current expectations. Our actual results could differ materially from the information contained in the forward-looking statements due to a number of factors, including changes in the availability and cost of raw materials, changes in the economy or the plastics industry in general, other unanticipated events that may prevent us from competing successfully in existing or new markets, and our ability to manage our growth effectively. Investors are also directed to the discussion of risks and uncertainties associated with forward-looking statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders

                                                                              At
               the Annual Shareholders meeting held March 10, 1999, Mr. Ralph B. Andy was elected as a Director of the Company with 25,444,102 votes for, 57,819 against, and 1,443,161 shares unvoted. Mr. W.R. Clerihue was also elected as a director of the Company with 25,408,229 votes for, 93,693 against, and 1,443,161 shares unvoted. Mr. Jackson W. Robinson was also elected as a Director of the Company with 25,489,564 votes for, 12,358 against, and 1,443,161 shares unvoted. Arthur Andersen LLP was ratified as the Company's auditors with 25,550,983 votes for, 20,234 against, 24,779 abstentions, and 1,349,386 shares unvoted.

Item 6 (a).    Exhibits

               11 Statement re Computation of Per Share Earnings

               27 Financial Data Schedule

Item 6 (b).    Reports on Form 8-K

               A report on Form 8-K, dated March 5, 1999, announcing the issuance of $50 million private placement of 6.5% convertible preferred securities, filed on March 18, 1999.

               A report on Form 8-K/A, dated March 31, 1998, to amend the Company's Form 8-K filed on April 14, 1998 was submitted to adjust and update the pro forma financial statements related to the Polycom acquisition in connection with a current Form S-3 filing.

               A report on Form 8-K, dated May 25, 1999, announcing the Company's Second Quarter and Six Months 1999 Operating Results, filed on May 25, 1999.

               A report on Form 8-K/A, dated March 31, 1998, to provide a modified Report of Independent Auditors for Polycom SA, filed May 27, 1999.

               A report on Form 8-K, dated May 24, 1999, announcing the acquisition of the net assets of the Alltrista Plastic Packaging Division of Alltrista Corporation, filed on May 27, 1999.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   June 11, 1999                      /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)



Date:  June 11, 1999                            /S/ Randy C. Martin

                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)