Form 10-Q
period 1999-07-31
SPARTECH CORP
filed 1999-08-31
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999


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

Yes   x   No


     Number of common shares outstanding as of July 31, 1999:

     Common Stock, $.75 par value per share            27,291,019



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                  July 31, 1999



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of July 31, 1999 and October 31, 1998          3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended July 31, 1999 and August 1, 1998            4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          July 31, 1999 and August 1, 1998                  5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                               14

          SIGNATURES                                      15


                         PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Amounts in thousands, except share amounts)

                                     ASSETS
                                          July 31, 1999
                                           (unaudited)   Oct. 31, 1998
Current Assets
  Cash and equivalents                       $  8,247        $  7,247
  Receivables, net                            106,520          91,631
  Inventories                                  68,427          64,859
  Prepayments and other                         8,858           9,459
     Total Current Assets                     192,052         173,196

Property, Plant and Equipment                 300,340         263,626
  Less accumulated depreciation                70,762          56,739
     Net Property, Plant and Equipment        229,578         206,887

Goodwill                                      161,884         148,668

Other Assets                                    7,005           4,558
                                             $590,519        $533,309

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $  8,762        $  8,948
  Accounts payable                             70,062          59,578
  Accrued liabilities                          36,022          32,466
     Total Current Liabilities                114,846         100,992

Long-Term Debt, Less Current Maturities       206,052         245,272

Other Liabilities                              38,132          33,449

     Total Long-Term Liabilities              244,184         278,721

Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   6.5% convertible subordinated debentures    50,000               -

Shareholders' Equity
  Common stock, 27,684,852 and 27,550,107
     shares issued in 1999 and 1998            20,756          20,663
  Contributed capital                          95,714          99,407
  Retained earnings                            76,174          50,185
  Treasury stock, at cost, 393,833 shares
     in 1999 and 688,917 shares in 1998       (6,641)        (11,875)
  Cumulative translation adjustments          (4,514)         (4,784)

     Total Shareholders' Equity               181,489         153,596
                                             $590,519        $533,309
See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      NINE MONTHS ENDED
                                  July 31,  August 1, July 31, August 1,
                                 1999      1998      1999      1998

Net Sales                       $201,802  $177,702  $566,540  $476,490

Costs and Expenses
  Cost of sales                  166,451   147,512   465,926   395,902
  Selling and administrative      11,325    10,059    32,735    27,588
  Amortization of intangibles      1,087       989     3,085     2,239
                                 178,863   158,560   501,746   425,729

Operating Earnings                22,939    19,142    64,794    50,761
  Interest                         3,278     4,108    10,670     9,448
  Distributions on
   preferred securities of
   Spartech Capital Trust            813         -     1,322         -

Earnings Before Income Taxes      18,848    15,034    52,802    41,313
  Income Taxes                     7,433     6,014    21,125    16,409

Net Earnings                   $  11,415  $  9,020  $ 31,677  $ 24,904


Net Earnings Per Common Share:

  Basic                         $    .42  $    .33  $   1.17  $    .93
  Diluted                       $    .39  $    .31  $   1.09  $    .87


Dividends Per Common Share      $    .07  $    .06  $    .21  $    .18




See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                  NINE MONTHS ENDED
                                            July 31, 1999  August 1, 1998

Cash Flows From Operating Activities
  Net earnings                              $  31,677        $ 24,904
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           17,302          13,217
       Change in current assets and
          liabilities, net of effects of
          acquisitions                          3,538           5,411
       Other, net                               3,582           6,153
     Net cash provided by operating
       activities                              56,099          49,685

Cash Flows From Investing Activities
  Capital expenditures                       (16,281)        (10,594)
  Final installment for Echlin                       -        (3,095)
  Retirement of assets                            226              75
  Business Acquisitions                      (44,166)       (128,933)
     Net cash used for investing activities  (60,221)       (142,547)

Cash Flows From Financing Activities
  Bank borrowings for business acquisitions    44,166         121,988
  Net borrowings (payments) on revolving
     credit facilities                       (31,053)        (24,688)
  Payments on bonds and leases                (3,889)         (1,304)
  Issuance of common stock                      7,613          10,000
  Cash dividends on common stock              (5,688)         (4,817)
  Stock options exercised                       3,275           1,568
  Treasury stock acquired                     (9,254)         (7,430)
  Other, net                                        -               -
     Net cash provided by
       financing activities                     5,170          95,317

  Effect of exchange rate changes on cash
     and equivalents                             (48)           (140)

Increase In Cash and Equivalents                1,000           2,315

Cash and Equivalents At Beginning Of Period     7,247           6,058

Cash and Equivalents At End Of Period       $   8,247        $  8,373

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


NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at July 31, 1999 and October 31, 1998 are comprised of the following components:

                                               1999            1998
          Raw materials                      $ 41,939        $ 42,016
          Finished goods                       26,488          22,843

                                             $ 68,427        $ 64,859



                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the nine months ended July 31, 1999 and August 1, 1998 is as follows:

                                               1999            1998
  Cash paid for:
     Interest                                $ 10,161        $  7,127
     Income taxes                            $ 15,397        $  7,532



Note D - Comprehensive Income

     On November 1, 1998 we adopted Statement of Financial Accounting Standards
(SFAS) No. 130--"Reporting Comprehensive Income". Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of our components of Total Comprehensive Income follows:

                              QUARTER ENDED     NINE MONTHS ENDED
                             July 31, August 1, July 31,  August 1,
                            1999     1998      1999         1998
Net Earnings                $ 11,415  $ 9,020  $ 31,677   $ 24,904
Foreign currency
  translation adjustments     (1,569) (1,616)       270    (2,543)
Total Comprehensive Income  $  9,846  $ 7,404  $ 31,947   $ 22,361


     Our other comprehensive income consists solely of foreign currency translation adjustments. Accumulated other comprehensive income is represented on the balance sheet as cumulative translation adjustments as of July 31, 1999 and October 31, 1998.
                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)



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

Note F - Aquisitions

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

Results of Operations


      Net sales were $201.8 million and $566.5 million for the quarter and nine months ended July 31, 1999, representing a 14% and 19% increase from the similar periods in 1998. These results include an increase in pounds sold by our Extruded Sheet & Rollstock and Color & Specialty Compounds Groups, the acquisition of Alltrista Plastic Packaging (May 24, 1999), the acquisition of Lustro Plastics Company (January 7, 1999), and the acquisition of Polycom Huntsman, Inc. (March 31, 1998).

      Our Extruded Sheet & Rollstock Group generated sales of $363.6 million during the first nine months of 1999 compared to $339.9 million in the first nine months of 1998. Base volume increased by 7% for the first nine months, as a result of strong sales to the packaging and transportation markets. The recent acquisitions of Lustro Plastics and Alltrista Plastic Packaging added another 5% to sales for the first nine months. Price and product mix changes had a negative 5% effect on sales during the first nine months of 1999. Sales increased 54% for the Color & Specialty Compounds group to $162.3 million in first nine months of 1999, including incremental revenues of approximately $53.7 million generated by our 1998 acquisitions of Polycom Huntsman and Plasticolour. The group's growth in base volume of 9% was partially offset by a 5% price/mix decline in sales dollars. Our Molded & Profile Products group generated $40.6 million in sales for the first nine months of 1999. The approximate 31% increase, from the prior year, was primarily due to the October 1998 acquisition of Anjac-Doron.

      Cost of sales increased to $166.5 million for the quarter ended July 31, 1999, compared with $147.5 million for the same period in 1998, but decreased to 82.5% of net sales for 1999 from 83.0% for 1998. The cost of sales percentages were 82.2% for the nine months ended July 31, 1999 and 83.1% for the similar period in 1998. Our more favorable cost of sales percentages in 1999 represents improved production efficiencies, partially offset by an increase in depreciation as a result of capital expenditures incurred during the last 24 months.

      Selling and administrative expenses were $11.3 million and $32.7 million for the quarter and nine months ended July 31, 1999 compared to $10.1 million and $27.6 million for the similar periods in 1998. On a percentage of net sales basis, selling and administrative costs for the quarter ended July 31, 1999 were at 5.6% as compared to 5.7% for the same period in 1998. The 1999 nine-month percentage was unchanged from the prior year at 5.8%.

      Operating earnings for the quarter ended July 31, 1999 were $22.9 million (11.4% of net sales) compared to $19.1 million (10.8% of net sales) for the corresponding period in 1998. Operating earnings for the nine months ended July 31, 1999 were $64.8 million (11.4% of net sales) compared to $50.8 million (10.7% of net sales) for the nine months in 1998. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies and cost containment efforts.


      Interest expense and Distributions on Preferred Securities Distributions for the quarter and nine months ended July 31, 1999 of $4.1 million and $12.0 million increased from the same periods in 1998 as a result of borrowings related to the Polycom Huntsman, Plasticolour, Anjac-Doron, Lustro Plastics, and Alltrista Plastic Packaging.

      Our effective tax rate was approximately 40% for the quarter and nine months of 1999 and 1998.

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


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Our cash flows for the periods indicated are summarized as follows:

                                                    Nine Months
                                               1999            1998
                                              (Dollars in millions)
  Net cash provided by
     operating activities                     $  56.1    $      49.7

  Net cash used for
     investing activities                     $ (60.2)  $     (142.5)
  Net cash provided by (used for)
     financing activities                     $   5.2     $     95.3

  Increase (Decrease) in cash and equivalents $   1.0     $      2.3


   We continue to generate strong cash flows from operations, resulting from the 27% increase in net earnings in the first nine months of 1999 compared to the corresponding period of the prior year, net of the impact of changes in working capital. Operating cash flows generated by changes in working capital totaled $3.5 million in the nine months ended July 31, 1999. This was primarily the result of improved inventory and accounts payable management.

   Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the nine months ended July 31, 1999 were $16.3 million as compared to $10.6 million for the similar period in 1998. We anticipate total capital expenditures of approximately $23 million for fiscal 1999, including expenditures for the most recent acquisitions.

      The cash flows generated by financing activities were $5.2 million for the first nine months of 1999. The primary activity was the bank borrowings of $44.2 million for acquisitions, net repayment of debt of $34.9 million, cash dividend payments of $5.7 million, and purchases of treasury stock, net of options exercised, of $6.0 million. In addition, $7.6 million was generated from the sale of 345,000 shares of common stock upon completion of a secondary public offering June 8, 1999.




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

     On June 8, 1999, we announced the completion of a secondary public offering of 2,328,968 previously issued and outstanding shares of our common stock.
These shares represented all the common stock of the Company owned by two selling shareholders, TCW Group, Inc. and Huntsman International Corporation. In addition to the shares offered by the selling shareholders, we sold the underwriters an additional 345,000 shares to cover over-allotments. The stock was sold to the public at $24.00 per share. The offering was led by an underwriting group managed by First Analysis Securities Corporation, EVEREN Securities, Inc., and Janney Montgomery Scott Inc. The net proceeds received by the Company from the sale of the over-allotment shares, $7.6 million, was used to repay bank credit facility borrowings in support of future strategic expansions.

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

     - Information Technology (IT) Systems Infrastructure. We have completed over 95% of the evaluation and upgrade of our existing IT systems infrastructure company-wide. Areas that we have evaluated include workstations, servers, network hardware, operating software, and application software. We have not identified any significant issues to date, and our target completion date is October 1999.

     - Non-IT Systems. We are over 95% complete in evaluations of compliance with respect to non-IT systems such as process control equipment, analytical equipment, quality systems, HVAC systems, security systems and material handling systems. We have not identified any significant issues to date, and our target completion date is October 1999.

     - Third Party Issues. We have surveyed our key supply chain business partners including key raw material suppliers, process control equipment providers, and key providers of utilities, telecommunications, waste management and transportation. We are over 95% complete with this process, with no indications that the supply of key materials or services will be interrupted by Year 2000 related problems. The surveying process is expected to be complete by October 1999.

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

     We are in the process of developing contingency plans for the critical aspects of our business. These plans will consist of manual back-up in case of internal IT or non-IT systems failures, identification of alternative suppliers for our key supply chain channels, providing IT disaster recovery resources, and ensuring extra staffing is available near and over the Year 2000 transition. These plans will be completed and ready for implementation by November 1999.

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

                           PART II - OTHER INFORMATION


Item 6 (a).    Exhibits

                 10   Employment  Agreement  between  Jeffrey  D.   Fisher   and
Spartech Corporation dated as of April 30, 1999

               11 Statement re Computation of Per Share Earnings

               27 Financial Data Schedule

Item 6 (b).    Reports on Form 8-K

               A report on Form 8-K, dated May 25, 1999, announcing the Company's Second Quarter and Six Months 1999 Operating Results, filed on May 15, 1999

               A  report  on  Form  8-K/A, dated March 31,  1998,  amending  the
               Company's Form 8-K filed on April 14, 1998, and submitted to adjust the pro forma financial statements related to the Polycom acquisition in connection with a Form S-3 filing

               A report on Form 8-K/A, dated March 31, 1998, providing a modified Report of Independent Auditors for Polycom SA, filed May 27, 1999

               A report on Form 8-K, dated May 14, 1999, announcing the acquisition of the net assets of the Alltrista Plastic Packaging Division of Alltrista Corporation, filed on May 17, 1999



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   August 31, 1999                    /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)



Date:  August 31, 1999                      /S/ Randy C. Martin

                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)