Form 10-K
period 1999-10-30
SPARTECH CORP
filed 2000-01-13
CIK 77597

21

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 30, 1999


                          Commission file number 1-5911

                              SPARTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       43-0761773
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
  or organization)                                Number)


120 S. CENTRAL AVENUE; SUITE 1700, CLAYTON, MISSOURI                  63105-1705
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (314) 721-4242
Securities registered pursuant to Section 12(d) of the Act:

   Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, $.75 par value       New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   /X/     NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $432,940,512 on December 31, 1999.

There were 27,385,677 total shares of common stock outstanding as of December 31, 1999.

                       Documents incorporated by reference
   1) Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
   2)  Portions of the Definitive Proxy Statement for the 2000 Annual Meeting of
   Shareholders are incorporated                                         by
   reference into Part III.
                                     PART I

Item 1.   BUSINESS

General

   Spartech Corporation, together with its subsidiaries, is an intermediary processor of thermoplastics. The Company converts base polymers, or resins, from commodity suppliers into extruded plastic sheet and rollstock, color concentrates and blended resin compounds, and injection molded and profile extruded products. The Company's products are sold to over 5,400 original equipment manufacturers and other customers in a wide range of end markets. The Company operates 42 production facilities in North America and one in Europe, and is organized into three reportable segments, based on the products manufactured: Extruded Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

 Extruded Sheet & Rollstock sells its products to various manufacturers who use plastic components in their industrial products. The Company's extruded sheet and rollstock is utilized in several end markets including transportation, food/medical packaging, building & construction, recreation & leisure, and sign/advertising. The Company is North America's largest extruder of custom rigid plastic sheet and rollstock, operating 21 facilities in the United States and Canada under the name Spartech Plastics.

 Color & Specialty Compounds sells custom designed plastic alloys, compounds, color concentrates, and calendered film for utilization by a large group of manufacturing customers servicing the packaging, transportation, electronics & appliances, building & construction and other end markets. The Company produces and distributes these products from 14 facilities under the names Spartech Polycom, Spartech Color, and Spartech Vy-Cal in the United States, Canada and France.

 Molded & Profile Products manufactures custom and proprietary products including: (1) thin-walled, printed plastic food packaging and industrial containers, (2) thermoplastic tires and wheels for the lawn and garden, refuse container, and toy markets, (3) water purification system components, and (4) profile extruded products for a variety of industries. The Company manufactures these molded and profile products from 8 facilities in the United States and Canada under the names Spartech Industries and Spartech Profiles.

   The Company's principal executive office is located at 120 S. Central Avenue, Suite 1700, Clayton, Missouri 63105-1705, telephone (314) 721-4242. The Company was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960.

Industry Overview

  The Society of Plastics Industry estimates that the U.S. plastics industry produced over 91 billion pounds of plastic in 1998 and grew at a 6% compound annual growth rate from 1993 to 1998, due partly to the continuing substitution of plastics for traditional materials such as metal, fiberglass and wood. The intermediary processor segment of the plastics industry is fragmented, with over 2,000 plastic processing companies that generally operate in one or more of the following areas:
      Sheet and film extrusion,
      Specialty compounding,
      Color concentrates,
      Pipe, profile and tube extrusion,
      Injection molding,
      Thermoforming,
      Blow molding, and
      Rotational molding.
   Each of these processing methods involves different production capabilities, operating costs and equipment, and requires a different level of capital expenditure and operating expertise. A large percentage of the plastics processing industry in the United States is represented by small to mid-size regional operations that generate less than $50 million in annual sales and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation, include:
      Greater focus on management transition issues by plastics entrepreneurs;

      The potential to achieve economies of scale;

       Increased capital and technical capabilities necessary to increase production efficiencies and expand capacity; and

      Customers seeking to deal with fewer suppliers.

  Due to the size and breadth of our operations, the Company believes it is well positioned to increase its business through new product developments, the continuing substitution of thermoplastics for wood, metal, and fiberglass applications, and selective acquisitions. The Company calls its new products Alloy Plastics, and the substitution process Product Transformations and additional information on these items is covered under the Operating Philosphy section that follows below. Acquisitions completed over the last five years are summarized below:

Date
Acquired            Business Acquired             Products / Segments
May 1996            Portage Industries            Extruded Sheet & Rollstock
September 1996      Hamelin Group                 Extruded Sheet & Rollstock,
                                                  Color Concentrates, and Molded
Products
August 1997         Preferred Plastic Sheet       Extruded Sheet & Rollstock and
                      Division of Echlin Inc.       Profile Products
March 1998          Polycom Huntsman, Inc.        Specialty Compounds
April 1998          Prismaplast Canada, Ltd.      Color Concentrates
October 1998        Anjac-Doran Plastics, Inc.    Profile Products
January 1999        Lustro Plastics, Company,     Extruded Sheet & Rollstock
                      L.L.C.
May 1999            Alltrista Plastic Packaging   Extruded Sheet & Rollstock
                      Company Division of
                      Alltrista Corporation
October 1999        Accura Molding Company Ltd.   Injection Molded Products
October 1999        OS Plastics, Division of      Extruded Sheet & Rollstock
                       Innocan Capital Inc.
October 1999        Geoplast PVC Division of RAE  Profile Products
                       Capital Corp

   Further information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 23 of the 1999 Annual Report to Shareholders, attached as Exhibit 13.

Operating Philosophy

   Spartech introduced its current strategic vision in the early 1990's, as the Company began to capitalize on its core manufacturing competencies and take advantage of the growth opportunities in the consolidating plastics industry. Today, our "Focused Growth" and "Continuous Improvement" strategies support our commitment to generate value for our customers, shareholders, and employees. SPARTECH's "Four Cornerstones for Volume Growth" initiatives continue to provide a strong foundation for our Focused Growth strategy. In early fiscal 1999, the Company introduced SPARTECH's "Pyramids of Productivity" initiative and has now expanded its "Continuous Improvement" strategy to include three "Pyramids of Performance."

Focused Growth Strategy--Spartech's volume growth strategy, initiated in 1991, is known as Four Cornerstones for Growth, which focuses on balanced revenue growth both through internal means -- new product developments, product transformation initiatives and business partnerships -- and through strategic acquisitions. The four elements of this growth strategy are:

       Business Partnerships. The Company is committed to building business partnerships that provide long-term growth opportunities and enhance customer relationships. Such partnerships offer direct and indirect benefits to the Company and its customers by broadening product lines, lowering the cost of
     technological  efforts, and increasing geographic  presence.   The  Company
     regularly partners with customers and resin suppliers to develop improvements in order to offer customers state-of-the-art products, and have significantly contributed to strengthening the Company's position in the plastics intermediary segment. In an effort to exceed customer expectations, the Company has designed several continuous improvement initiatives such as the "Total Transaction Quality," "Growth Through Training" and "Total Customer Satisfaction" programs.
     These programs involve customer contact and survey processes, ISO9000 and QS9000 quality system certifications, customer training offerings, and quality management reviews.

       Strategic Expansions. As a result of the Company's size and breadth of operations, management believes that it is well positioned for continued expansion through selective acquisitions in the consolidating plastics intermediary segment. In evaluating acquisition opportunities, management targets acquisition candidates that: (i) add complementary product lines (with emphasis on companies producing specialty or value-added thermoplastic products); (ii) increase geographic presence or market penetration; and
     (iii)
     provide operational synergies in purchasing, production and customer service.

      Product Transformations. A key element of the Company's internal growth is the ongoing transition of products previously made from wood, metal or fiberglass to higher performing and less expensive recyclable thermoplastics. The Company is the market leader in custom extruded sheet and rollstock, where the transformation process is still in the early stages. Sizable metal, glass and fiberglass specialty components have recently begun to be replaced by
     thermoplastics in the power tool and transportation markets.   The  Company
     utilizes the experience of its sales and production personnel, partnerships with suppliers, and relationships with customers to identify and develop new applications for its products. Product Transformations have been a key contributor to the Company's internal growth rates. Penetration of plastics into the appliance & electronics, automotive, building & construction, recreation & leisure, and packaging markets continues to expand the opportunities for Product Transformations.

      Alloy Plastics. The Company aggressively develops new proprietary products that combine advanced-engineered thermoplastic compounds and additives with new manufacturing techniques implemented by experienced operating personnel, which we call "Alloy Plastics". Alloy Plastics represent advancements in formulation and production technologies, such as the ability to extrude new products that combine the virtues of several polymers into a single sheet or to create new specialty compounds by adding reinforcements such as talc, calcium carbonate and glass fibers to base resins. All of the Company's Alloy Plastics represent new proprietary products which offer end-product manufacturers a variety of solutions for the design of high performance and environmentally-friendly products with cost efficient benefits.

Continuous Improvement Strategy--Spartech's Continuous Improvement strategy, under the Company's Pyramids of Performance initiatives, focuses Spartech on consistent improvement in production efficiency, communication, and service. The three components of this strategy are:



        Pyramid  of  Productivity.   Combines  Supply  Chain  Management,  Lean
     Manufacturing, and Results-Driven Communication efforts to enhance earnings through continuous improvements at each of our 43 operations. Over 80 cross- functional teams throughout all our facilities work on generating productivity improvements, eliminating waste, and identifying process efficiencies. Annually, the Company recognizes our three best "Champion Teams" at our Annual Awards Meeting.

       Pyramid of Communication. Focuses on the effective use of information technology to drive business growth, improve customer satisfaction, and enhance shareholder relations. Our new Growth Focused Communication program is being implemented in 2000 to install the policy and procedure changes needed to continually improve in the areas of (1) Customer, Sales, Marketing, and Manufacturing Information Integration, (2) Electronic Commerce and Product Development Technology, (3) Enterprise-Wide Communication Systems, and (4) Internet-Enabled Applications.

       Pyramid of Service. Builds upon our efforts to consistently meet and exceed customer expectations for quality, service, and cost. Our Total Customer Satisfaction program emphasizes our commitment to enhance our rapid response and competitive pricing to each of our five thousand-plus customers. These efforts are coordinated with our Total Transaction Quality and Growth Through Training programs to enhance our partnerships with customers.


Operating Segments

Extruded Sheet & Rollstock--Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the Extruded Sheet & Rollstock segment for fiscal years 1999, 1998, and 1997 were as follows:
                                      Fiscal Year
                                 (Dollars in millions)
                              1999        1998       1997
     Net Sales              $494.1       $455.1    $375.8
     Operating Earnings      $57.6        $50.5     $39.6

      Products. This segment, which operates under the name Spartech Plastics, processes a variety of materials into single and multilayer sheets or rollstock on a custom basis for end product manufacturers. The segment's extruded sheet and rollstock is utilized in several end markets including transportation, building & construction, packaging, recreation and sign/ advertising. Most of the segment's customers thermoform, cut, and trim their plastic sheet for these various end uses.

       New Product Development. This segment is actively involved in the development of Alloy Plastics. These products are engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. They offer end-product manufacturers a variety of solutions to design high performance and environmentally-friendly products with cost effective benefits. The Company currently offers 15 alloy plastics, five of which were introduced in April 1999.

      Manufacturing and Production. This segment operates 21 facilities in North America. The principal raw materials used in manufacturing extruded sheet and rollstock are plastic resins in pellet form. The Company
     extrudes a wide variety of   plastic  resins,  including  ABS
     (acrylonitrile butadiene styrene), polycarbonate, polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC (polyvinyl chloride), and PETG (polyethylene terephthalate glycol).


     The Company produces plastic sheet and rollstock of up to seven layers using a multi-extrusion process. This process combines the materials in distinct layers as they are extruded through a die into sheet form, providing improved and sometimes unique properties compared to single layer extrusions. More than half of our plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, the Company will coat a plastic sheet or laminate sheets together to achieve performance characteristics desired by customers for particular applications.

       Marketing, Sales and Distribution. The custom sheet and rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each production facility. This is due to shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The outdoor sign and spa markets, however, are slightly more national in scope.

     The Company sells extruded sheet and rollstock products principally through our own sales force, but also uses a limited number of independent sales representatives. During 1999, the Company sold products of the Extruded Sheet & Rollstock segment to over 3,100 customers, including Sub-Zero Freezer Company, John Deere & Company, Jacuzzi Incorporated, Igloo Corporation, and Fleetwood Enterprises, Inc.


Color & Specialty Compounds--Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations/allocations) of the Color & Specialty Compounds segment for fiscal years 1999, 1998, and 1997 were as follows:
                                   Fiscal Year
                                 (Dollars in millions)
                              1999          1998        1997
     Net Sales              $217.6        $158.2       $84.0
     Operating Earnings      $28.6         $18.1        $7.1

       Products - The Color & Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, and calendered film for a large group of manufacturing customers who produce footwear, appliance components, lawn and garden equipment, cosmetics and medical packaging, vehicle components and numerous other products.
     The segment operates under three business names:

          Spartech Polycom produces its own line of proprietary compounds and also provides toll compounding services for engineered resins, flame retardants and other specialty compounds.

          Spartech Color, the largest color supplier in Canada, is focused on service- oriented color concentrate applications for film and molding.

          Spartech Vy-Cal Plastics operates a vinyl calendering machine, supplying finished PVC film to manufacturers of such products as loose-leaf binders, decorator-grade wallcoverings and packaging products for the medical industry.

     Customers of the Color & Specialty Compounds segment range from major integrated manufacturers to sole-proprietor subcontractors that use injection molding, extrusion, blow molding and blown and cast film processes.

       New  Product  Development.   This segment has  well-equipped  laboratory
     facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. The Company creates new specialty compounds by adding reinforcements and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally friendly products on a cost- efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and additives.

       Manufacturing and Production. This segment operates 13 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS and PVC. The Company also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then fed into an extruder and formed into pellets.

      Marketing, Sales and Distribution. The Company generates most of the Color & Specialty Compounds segment's sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives. During 1999, the Company sold products of the Color & Specialty Compounds segment to over 2,300 customers, including The Black & Decker Corporation, DaimlerChrysler Corporation, First Brands Corporation and Tenneco Inc.


Molded & Profile Products--Net sales and operating earnings (consisting of earnings before interest, taxes, and corporate operations/allocations) of the Molded and Profile Products segment for fiscal 1999, 1998, and 1997 were as follows:
                                   Fiscal Year
                                 (Dollars in millions)
                              1999          1998        1997
     Net Sales               $56.2         $40.6      $ 42.9
     Operating Earnings       $7.8          $5.7       $ 5.9

  "   Products.  Our Molded & Profile Products segment manufactures a wide range of injection molded and profile extruded products for a large group of intermediate and end-user customers The segment operates under two business names:

    --       Spartech  Industries  produces thin-walled,  printed  plastic  food packaging and industrial containers for a large group of dairy, deli and industrial supply companies; plastic tire and wheel assemblies for the lawn and garden, refuse container and toy markets; and water purification systems for Brita.

         Spartech Profiles manufactures products for various industries, including the bedding and construction markets.

  "      New  Product  Development.   This  segment  brings  unique,  recognized
     capabilities to our customers such as print graphics and package design, patented tread-cap wheel technologies and special fabrication of profile products. In addition, this segment's creativity, engineering and design principles enable us to effectively respond to customer needs in the niche markets in which the Company participates.

  "     Manufacturing and Production.  This segment operates eight manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded and profile products are polyethylene, polypropylene and PVC. Products are produced either through injection molding or profile extrusion.

  "     Marketing,  Sales  and Distribution.  Spartech Industries  -  Thin  Wall
Containers markets most of its products to customers located in North America, as well as the Caribbean. Spartech Industries - Custom Engineered Wheels markets its products throughout North America. Spartech Industries - Custom Molded Products sells water purification systems and various custom molded products throughout North America. Spartech Profiles markets its custom profile products throughout North America. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives. During 1999, the Company sold products of the Molded & Profile Products segment to approximately 1,100 customers, including MTD Products, Dannon Company, Select Comfort Corporation, The Toro Company and Waste Management, Inc.

Pending Acquisition

   On December 27, 1999, Spartech announced that it entered into an agreement to acquire substantially all of the assets of High Performance Plastics, Inc., a wholly-owned subsidiary of Uniroyal Technology Corporation (Nasdaq NMS: UTCI) and a well-established manufacturer of proprietary plastic products based in South Bend, Indiana with sales of approximately $130 million. HPP, through its two operating divisions--Polycast (cell cast acrylic) and Royalite (extruded thermoplastic sheet)--will significantly expand Spartech's product offerings to customers, increase production capacity through nine additional manufacturing plants located throughout North America, and broaden the Company's technical and marketing expertise in serving several new growth industries for Spartech. Currently over 75% of HPP's sales are derived from products or markets in which Spartech has not previously competed.

Raw Materials

   The Company uses large amounts of various plastic resins in its manufacturing processes. Such resins are crude oil or natural gas derivatives and are to some extent affected by supply, demand, and price trends in the petroleum industry. The Company seeks to maintain operating margins by matching cost increases with corresponding price increases and have generally been successful in doing so. The Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years. The Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in the foreseeable future.

Seasonality

    The Company's sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

Competition

    The Extruded Sheet & Rollstock, Color & Specialty Compounds, and Molded & Profile Products processing segments are highly competitive. Since the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger than the Company and have more extensive production facilities, larger sales and marketing staffs, and substantially greater financial resources than the Company. The Company competes generally on the basis of price, product performance, and customer service. Important competitive factors in each of the Company's businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, and achieve production efficiencies to process the products profitably. The Company believes it is competitive in each of these key areas.

Backlog

    The Company estimates that the total dollar volume of its backlog as of October 30, 1999 and October 31, 1998 was approximately $75.6 million and $66.5 million, respectively, which represents approximately five weeks of production for each year.

Employees

   The Company's total employment approximates 3,350. There are 2,800 production personnel at the Company's 43 facilities, approximately 27% of whom are union employees covered by several collective bargaining agreements. There have been no strikes in the past three years. Management personnel total approximately 550 supervisory/clerical employees, none of whom is unionized. The Company believes that all of its employee and union relations are satisfactory.

Government Regulation

    The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 2000 to comply with any applicable regulations. The Company is subject to federal, state, local and non-U.S. laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance to materially affect its earnings or competitive position.

International Operations

    Information regarding the Company's operations in its three geographic segments -- United States, Canada and France -- is located in Note (13) to the Consolidated Financial Statements on page 29 of the 1999 Annual Report to Shareholders, attached hereto as Exhibit 13. The Company's Canadian and French operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

Other

   The Company has modified substantially all of its computer systems to be Year 2000 compliant. The Company has not incurred and does not anticipate any significant costs, problems, or uncertainties associated with operating its Year 2000 compliant systems. The Company could potentially experience disruption to some aspects of its operations as a result of noncompliant systems utilized by unrelated third party governmental and business entities. The Company continues to communicate with others with whom it does significant business to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third party Year 2000 issues.

Item 2.   PROPERTIES

    The Company operates in plants and offices aggregating approximately 3,462,500 square feet of space. Approximately 1,424,000 square feet of plant and office space is leased with the remaining 2,038,500 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock

Location        Description        Size in Square  Owned/Leas
                                   Feet            ed
Arlington, TX   Extrusion plant &  126,000         Leased
                offices
Atlanta, GA     Extrusion plant &  75,000          Leased
                offices
Cape            Extrusion plant &  100,000         Owned
Girardeau, MO   offices
Clare, MI       Extrusion plant &  27,000          Owned
                offices
Evanston, IL    Extrusion plant &  135,000         Leased
                offices
Greenville, OH  Extrusion plant &  60,000          Owned
                offices
                                   10,000          Leased
Greensboro, GA  Extrusion plant &  42,000          Owned
                offices
                                   10,000          Leased
La Mirada, CA   Extrusion plant &  98,000          Leased
                offices
Mankato, MN     Extrusion plant &  36,000          Owned
                offices
                                   54,000          Leased
McMinnville,    Extrusion plant &  40,000          Owned
OR              offices
McPherson, KS   Extrusion plant    102,000         Owned
                & offices
Muncie, IN      Extrusion plant    201,500         Owned
                & offices
Oxnard, CA      Extrusion plant    73,000          Leased
                & offices
Paulding, OH    Extrusion plant    68,000          Owned
                & offices
                                   20,000          Leased
Portage, WI     Extrusion plant &  118,000         Owned
                offices
                                   54,000          Leased
Richmond, IN    Extrusion plant &  52,000          Owned
                offices
                                   29,000          Leased
Taylorville,    Extrusion plant &  40,000          Owned
IL              offices
Wichita, KS     Extrusion plant &  63,000          Owned
                offices
                                   128,000         Leased
Cornwall #1,    Extrusion plant &  38,000          Leased
Ontario         offices
Cornwall #2,    Extrusion plant &  64,000          Leased
Ontario         offices
Granby, Quebec  Extrusion plant &  75,000          Owned
                offices
                                   10,000          Leased
                                   1,948,500

Color & Specialty Compounds

Location        Description           Size in Square Owned/Lease
                                      Feet           d
Cape            Compounding plant &   57,000         Owned
Girardeau, MO   offices
                                      60,000         Leased
Charleston, SC  Compounding plant &   97,000         Leased
                offices
Conneaut, OH    Compounding plant &   94,000         Owned
                offices
Conshohocken,   Calendering plant &   39,000         Owned
PA              offices
Donora #1, PA   Compounding plant &   142,000        Owned
                offices
Donora #2, PA   Compounding plant &   88,000         Owned
                offices
Goddard, KS     Color plant &         38,000         Owned
                offices
Kearny, NJ      Compounding plant &   59,000         Owned
                offices
Lake Charles,   Compounding plant &   55,000         Owned
LA              offices
Lockport, NY    Compounding plant &   45,000         Owned
                offices
St. Clair, MI   Compounding plant &   71,000         Owned
                offices
Montreal,       Color plant &         39,000         Leased
Quebec          offices
Stratford,      Color plant &         65,000         Owned
Ontario         offices
Donchery,       Compounding plant &   30,000         Owned
France          offices

                                      979,000

Molded & Profile Products

Location        Description           Size in        Owned/Lease
                                      Square Feet    d
El Monte, CA    Profile plant &       63,000         Leased
                offices
Greensboro, GA  Profile plant         -*
McPherson, KS   Profile plant         -*
Warsaw, IN      Injection molding     41,000         Owned
                plant & offices
                                      28,000         Leased
Brampton,       Injection molding     100,000        Leased
Ontario         plant & offices
Cookshire,      Injection molding     140,000        Owned
Quebec          plant & offices
Toronto,        Injection molding     73,000         Leased
Ontario         plant & offices
Winnipeg,       Profile plant &       50,000         Owned
Manitoba        offices
                                      11,000         Leased
                                      506,000

             *Profile production conducted in same facility as the Extruded Sheet & Rollstock plant noted above.

   In addition, the Company leases office facilities for its headquarters in St. Louis, Missouri and for administrative offices in Montreal, Quebec and Washington, Pennsylvania, the aggregate square footage of which is approximately 29,000.

    The plants located at the premises listed above are equipped with 104 sheet extrusion lines, 79 of which run multi-layered materials, 40 profile extrusion lines, 40 general compounding lines, 19 color compounding lines, 97 injection molding machines, 20 printing machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $25 million in fiscal 2000) are adequate for the level of business anticipated in fiscal 2000.


Item 3.   LEGAL PROCEEDINGS

    The Company is subject to various claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations. The Company currently has no material litigation with respect to any environmental matters.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 30, 1999.


                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information on page 31 and 34 of the 1999 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 34 present the cash dividends declared in fiscal 1998 consisting of four quarterly payments at six cents per share and the cash dividends declared in fiscal 1999 consisting of four quarterly payments at seven cents per share. On December 7, 1999, the Company declared a dividend of eight and one-half cents per share payable on January 19, 2000. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.


Item 6.   SELECTED FINANCIAL DATA

    The information on page 31 of the 1999 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

    The information on pages 14, 15, 16, and 17 of the 1999 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

   Safe Harbor Statement - Statements in this Annual Report that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in the description of the Company's business in
Item 1 and legal proceedings in Item 3, and include statements in "Management's Discussion and Analysis," incorporated herein by reference, about future capital expenditures, expenditures for environmental compliance, year 2000 compliance, and anticipated cash flow and borrowings.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information entitled "Quarterly Financial Information" on page 29 of the
1999  Annual  Report  to  Shareholders,  attached  hereto  as  Exhibit  13,   is
incorporated by reference in response to this item.

    In addition, the financial statements of the Registrant filed herewith are set forth in Item 14 and included in Part IV of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

   None.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission on or about January 21, 2000, is incorporated herein by reference in response to this item.

    In addition, the following table sets forth certain information with respect to the Company's executive officers:

                                 Position with the Company and
Name                      Age    Date Appointed
Bradley B. Buechler       51     Chairman of the Board (March
                                 1999), President (April
                                 1987), Chief Executive
                                 Officer (October 1991), and
                                 Director (February 1984)
David B. Mueller          46     Executive Vice President and
                                 Chief Operating Officer (May
                                 1996), Secretary (October
                                 1991),  and Director (March
                                 1994)
Daniel J. Yoder           58     Vice President of Materials
                                 (September 1998) and
                                 Technology (May 1990)
Randy C. Martin           37     Vice President-Finance and
                                 Chief Financial Officer (May
                                 1996)
David G. Pocost           38     Vice President of Engineering
                                 (September 1998), Quality and
                                 MIS (December 1996)
Jeffrey D. Fisher         51     Vice President and General
                                 Counsel (July 1999)

    Mr. Buechler, a CPA, was with Arthur Andersen LLP before the commencement of his employment with the Company in 1981. Prior to the positions currently held, he was the Company's Corporate Controller and Vice President-Finance from 1981-1984, Chief Financial Officer from 1983-1987 and Chief Operating Officer from 1985-1996.

    Mr. Mueller, a CPA, was previously with Arthur Andersen LLP for seven years. More recently he was Corporate Controller of Apex Oil Company, a large independent oil company, from 1981-1988. Prior to the positions currently held, he was the Company's Vice President of Finance, Chief Financial Officer from 1988-1996.

    Mr. Yoder was General Manager of the Company's Spartech Plastics Central Region from 1986-1990. From 1983-1986 he was Vice President of Manufacturing for Atlas Plastics Corp., prior to its acquisition by the Company.

    Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995. Prior to the positions currently held, he was the Company's Corporate Controller from 1995 to 1996.

    Mr. Pocost was previously with Moog Automotive as Division Quality Assurance Manager and Senior Materials Engineer for eight years. Prior to the position currently held, he was the Company's Director of Quality & Environmental Affairs from 1994-1996.

    Mr. Fisher, an attorney, was with the law firm of Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.

Item 11.   EXECUTIVE COMPENSATION

    The information contained in the sections entitled "Executive Compensation" and "Board Committees and Compensation" of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about January 21, 2000 is incorporated herein by reference in response to this item.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about January 21, 2000 is incorporated herein by reference in response to this item.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the sections entitled "Election of Directors," "Executive Compensation" and "Certain Transactions" of the Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission on or about January 21, 2000 is incorporated herein by reference in response to this item.




                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

    The  following  financial  statements,  financial  statement  schedules  and
exhibits  are  incorporated  by  reference  from  the  1999  Annual  Report   to
Shareholders and/or filed as part of this Form 10-K:

                                                           Page
                                                                  Annual Report
                                                   Form 10-K     to Shareholders
Report of Independent Public Accountants             F-1           30

Financial Statements

Consolidated Balance Sheet                           -             18

Consolidated Statement of Operations                 -             19

Consolidated Statement of Shareholders' Equity       -             20

Consolidated Statement of Cash Flows                 -             21

Notes To Consolidated Financial Statements           -            22-29

Financial Statement Schedules

   Schedule
    Number        Description

     II            Valuation and Qualifying Accounts F-2           -

Exhibits

    Exhibits required to be filed by Item 601(a) of Regulation S-K are included as Exhibits to this report as follows:

  2  (1)         Asset Purchase and Sale Agreement between Spartech Corporation;
Polycom
         Huntsman, Inc., and Spartech Polycom, Inc. dated March 31, 1998
 3(A)(2)  Restated Certificate of Incorporation
 3(B)(3)  Amended and Restated By-Laws
10(A) Amended and Restated Employment Agreement dated as of November 1, 1999, between Bradley B. Buechler and Spartech Corporation
10(B) Amended and Restated Employment Agreement dated as of November 1, 1999, between David B. Mueller and Spartech Corporation
10(C)(3)   Employment Agreement dated June 30, 1998, between Daniel J. Yoder and
        Spartech Corporation
10(D)(4)   Spartech Corporation Incentive Stock Option Plan dated July 26,  1991 as amended November 1, 1997
10(E)(5) Spartech Corporation Amended and Restated Restricted Stock Option Plan 10(F)(6) Employment Agreement between Jeffrey D. Fisher and Spartech
         Corporation dated  April 30, 1999
10(G) Employment Agreement between Randy C. Martin and Spartech Corporation dated as of January 1, 2000
10(H)    Employment Agreement  between David G. Pocost and Spartech Corporation dated as of January 1, 2000
11       Statement re Computation of Per Share Earnings
13       Pages 14 through 31 and 34 of 1999 Annual Report to Shareholders
21       Subsidiaries of Registrant
23       Consent of Independent Public Accountants
24       Powers of Attorney
27       Financial Data Schedule

    (1) Filed as an exhibit to the Company's Form 8-K dated March 31, 1998 filed with the Commission on April 14, 1998 and incorporated herein by reference.

   (2)Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended
      May 2, 1998, filed with the Commission on June 1, 1998 and incorporated herein by reference.

   (3)Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Commission on January 7, 1999 and incorporated herein by reference.

   (4)Filed as an exhibit to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.

   (5)Filed as an exhibit to the Company's Form 8-K filed with the Commission on
      December 6, 1999 and incorporated herein by reference.

   (6)Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended
      July 31, 1999, filed with the Commission on August 31, 1999 and incorporated herein by reference.

    All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

Reports on Form 8-K
       A Form 8-K was filed on December 6, 1999 announcing that effective September 9, 1999, the Board of Directors of the registrant approved certain amendments to the registrant's Restricted Stock Option Plan, originally adopted in 1991. The amendments to the Plan permit certain transfers of options issued pursuant to the Plan, and expand in certain respects the types of consideration which may be paid to exercise the options and pay withholding taxes due upon exercise. No financial statements were required to be filed in the Form 8-K.

     A Form 8-K was filed on December 9, 1999 announcing the fiscal 1999 operating results and outlook for fiscal 2000. No financial statements were required to be filed in the Form 8-K.

     A Form 8-K was filed on December 28, 1999 announcing an agreement to acquire substantially all of the assets of High Performance Plastics, Inc. No financial statements were required to be filed in the Form 8-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

January 10, 2000                             By: /s/Bradley B. Buechler
  (Date)                                        Bradley B. Buechler
                                                Chairman, President and Chief
                                                Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   DATE                    SIGNATURES                               TITLE


January 10, 2000         /s/Bradley B. Buechler   Chairman, President, Chief
                         Bradley B. Buechler      Executive Officer, and
                                                  Director
                                                  (Principal Executive Officer)

January 10, 2000         /s/David B. Mueller      Executive Vice President,
                         David B. Mueller         Chief Operating Officer, and
                                                  Director

January 10, 2000         /s/ Randy C. Martin      Vice President-Finance
                         Randy C. Martin          and Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

January 10, 2000         /S/ Ralph B. Andy        Director
                         Ralph B. Andy*

January 10, 2000         /S/ Thomas L. Cassidy    Director
                         Thomas L. Cassidy*

January 10, 2000         /S/ W. R. Clerihue       Director
                         W. R. Clerihue*

January 10, 2000         /S/John R. Kennedy       Director
                         John R. Kennedy*

January 10, 2000         /S/ Calvin J. O'Connor   Director
                         Calvin J. O'Connor*

January 10, 2000         /S/ Jackson W. Robinson  Director
                         Jackson W. Robinson*
January 10, 2000         /S/ Alan R. Teague       Director
                         Alan R. Teague*

* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney are filed herewith.


                                                  /s/ Bradley B. Buechler
                                                            Bradley B. Buechler
                                                  As Attorney-in-Fact


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

We have audited in accordance with generally accepted auditing standards, the financial statements included in SPARTECH Corporation's 1999 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 7, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

St. Louis, Missouri
December 7, 1999


                                       F-1





                      SPARTECH CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR FISCAL YEARS ENDED 1999, 1998, AND 1997
                             (Dollars in thousands)



                   BALANCE AT     ADDITIONS AND
                  BEGINNING OF  CHARGES TO COSTS               BALANCE AT
  DESCRIPTION        PERIOD       AND EXPENSES    WRITE-OFFS     END OF
                                                                 PERIOD

October 30,
1999:               $  2,430       $     1,467     $  (881)     $  3,016
Allowance for
Doubtful
Accounts

October 31,
1998:               $  2,212       $     1,912    $  (1,694)    $  2,430
Allowance for
Doubtful
Accounts

November 1,
1997:               $  1,946        $     985      $  (719)     $  2,212
Allowance for
Doubtful
Accounts



    Fiscal year 1997, 1998, and 1999 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of the Preferred Plastic Sheet Division of Echlin Inc. in August 1997, Polycom
Huntsman, Inc. in March 1998, Prismaplast Canada Ltd. in April 1998, Anjac-Doron
Plastics,  Inc.  in  October 1998, Lustro Plastics, Company, L.L.C.  in  January
1999,  Alltrista Plastic Packaging Company Division of Alltrista Corporation  in
May  1999, Accura Molding Company Ltd. in October 1999, OS Plastics Division  of
Innocan  Capital Inc. in October 1999, and Geoplast PVC Division of RAE  Capital
Corp. in October 1999.







                                       F-2

