Form 10-Q
period 2000-01-29
SPARTECH CORP
filed 2000-03-06
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 29, 2000


                          Commission File Number 1-5911

                                       SPARTECH CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                             43-0761773
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

              120 S. Central Suite 1700, Clayton, Missouri,  63105
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

Yes   x   No


     Number of shares outstanding as of January 29, 2000:

     Common Stock, $.75 par value per share            27,327,227



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                January 29, 2000



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of January 29, 2000 and October 30, 1999       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          January 29, 2000 and January 30, 1999             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          January 29, 2000 and January 30, 1999             5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9


PART II.  OTHER INFORMATION                               13

          SIGNATURES                                      14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          Jan. 29, 2000
                                           (unaudited)    Oct. 30, 1999
Current Assets
  Cash and equivalents                       $  6,020        $  8,890
  Receivables, net                            116,335         117,345
  Inventories                                  82,814          72,108
  Prepayments and other                         8,199           8,634
     Total Current Assets                     213,368         206,977

Property, Plant and Equipment                 329,082         318,528
  Less accumulated depreciation                81,367          75,829
     Net Property, Plant and Equipment        247,715         242,699

Goodwill                                      167,325         168,497

Other Assets                                    6,703           7,228
                                             $635,111        $625,401

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 12,471       $  13,215
  Accounts payable                             68,535          78,644
  Accrued liabilities                          35,238          37,420
     Total Current Liabilities                116,244         129,279

Long-Term Debt, Less Current Maturities       232,857         217,094

Other Liabilities                              39,598          38,986

     Total Long-Term Liabilities              272,455         256,080
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   6.5% convertible subordinated debentures    50,000          50,000

Shareholders' Equity
  Common stock, 28,007,023 and 27,915,873
     shares issued in 2000 and 1999            20,994          20,925
  Contributed capital                          99,256         101,709
  Retained earnings                            94,472          85,651
  Treasury stock, at cost, 679,796 shares
     in 2000 and 675,937 shares in 1999      (15,268)        (14,835)
  Cumulative translation adjustments          (3,042)         (3,408)

     Total Shareholders' Equity               196,412         190,042
                                             $635,111        $625,401


See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and amounts in thousands, except per share data)


                                                  QUARTER ENDED
                                           Jan. 29, 2000  Jan. 30, 1999

Net Sales                                    $198,455        $167,801

Costs and Expenses
  Cost of sales                               162,335         137,604
  Selling and administrative                   11,991          10,125
  Amortization of intangibles                   1,139             997
                                              175,465         148,726

Operating Earnings                             22,990          19,075
  Interest                                      3,714           3,851
  Distributions on
    preferred securities of
    Spartech Capital Trust                        813               -

Earnings Before Income Taxes                   18,463          15,224
  Income Taxes                                  7,296           6,067

Net Earnings                                 $ 11,167        $  9,157


Net Earnings Per Common Share:

  Basic                                      $    .41        $    .34
  Diluted                                    $    .39        $    .32

Dividends Per Common Share                   $   .085        $   .070











See accompanying notes to consolidated financial statements.






                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Jan. 29, 2000  Jan. 30, 1999

Cash Flows from Operating Activities
  Net earnings                               $ 11,167        $  9,157
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            6,673           5,667
       Change in current assets and
          liabilities                        (19,970)         (1,171)
  Other, net                                    1,142             897
     Net cash provided by operating
       activities                               (988)          14,550

Cash Flows from Investing Activities
  Capital expenditures                        (6,489)         (4,956)
  Business Acquisitions                       (4,893)        (10,437)
  Retirement of assets                              3              20
     Net cash used for investing activities  (11,379)        (15,373)

Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions     4,893          10,437
  Net borrowings (payments) on revolving
     credit facilities                         11,233         (8,037)
  Payments on bonds and leases                (1,442)           (962)
  Cash dividends on common stock              (2,346)         (1,883)
  Stock options exercised                       2,061             480
  Treasury stock acquired                     (4,877)           (439)
     Net cash provided by (used for)
       financing activities                     9,522           (404)

  Effect of exchange rate changes on cash
     and equivalents                             (25)               4

Decrease In Cash and Equivalents              (2,870)         (1,223)

Cash and Equivalents At Beginning Of Period     8,890           7,247

Cash and Equivalents At End Of Period        $  6,020        $  6,024


See accompanying notes to consolidated financial statements.





                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      Our consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries. These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our October 30, 1999 Annual Report on Form 10-K.

      Our fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at January 29, 2000 and October 30, 1999 are comprised  of the following components:

                                               2000            1999
          Raw materials                      $ 47,076        $ 41,781
          Finished goods                       35,738          30,327

                                             $ 82,814        $ 72,108



NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarter ended January 29, 2000 and January 30, 1999 is as follows:

                                               2000            1999
  Cash paid for:
     Interest                                $  2,126        $  1,579
     Income taxes                            $    348        $    312




                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of our components of Total Comprehensive Income follows:

                                                   QUARTER ENDED
                                           Jan. 29, 2000  Jan. 30, 1999

Net Earnings                                 $ 11,167         $  9,157
Foreign currency translation
  adjustments                                     366              721
     Total Comprehensive Income              $ 11,533         $  9,878


     Our other comprehensive income consists solely of foreign currency translation adjustments. Accumulated other comprehensive income is represented on the balance sheet as cumulative translation adjustments as of January 29, 2000 and October 30, 1999, respectively.

Note E - Segment Information
  Spartech's forty-three facilities are organized into three reportable segments based on the nature of the products manufactured.


                              2000                            1999
Net Sales *
            Extruded Sheet & Rollstock      $ 124,039        $ 105,030
            Color & Specialty Compounds        55,723           50,486
            Molded & Profile Products          18,693           12,285
  Total Net                                 $ 198,455        $ 167,801
      Sales

  Operating
   Earnings
            Extruded Sheet & Rollstock      $  14,655        $  11,687
            Color & Specialty Compounds         6,923            6,340
            Molded & Profile Products           2,090            1,424
            Corporate/Other                      (678)            (376)
  Total                                     $  22,990        $  19,075
  Operating
   Earnings

 * Excludes intersegment sales of $6,138 in 2000 and $4,679 in 1999 primarily from the Color & Specialty Compounds segment


Note F - Convertible Preferred Securities

       On February 18, 2000 we issued $100 million of 7.0% convertible subordinated debentures to Spartech Capital Trust, a Delaware trust we control. We used the proceeds to repay borrowings under our bank credit facility. The debentures are the sole asset of the Trust and eliminate in consolidation. The Trust purchased the debentures with the proceeds of a $100 million private placement of 7.0% convertible preferred securities of the Trust having an aggregate liquidation preference of $100 million and guaranteed by Spartech. The debentures:

     - Are convertible along with the Trust preferred securities, at the option of the preferred security holders, into shares of our common stock at a conversion price equivalent to $34.00 per share of common stock, for a total of 2,941,476 shares;

     - Are redeemable along with the Trust preferred securities, at Spartech's option on or after February 17, 2003, at a price equal to 104.56% of the principal amount plus accrued interest, declining annually to a price equal to the principal amount plus accrued interest by February 17, 2010; and

     - Mature and are payable, along with the Trust preferred securities, on February 17, 2015 if they have not been previously redeemed or converted.


Note G - Acquisition

      On February 29, 2000, Spartech announced that it completed the purchase of substantially all of the assets of Uniroyal Technology Corporation's (Nasdaq
NMS: UTCI) High Performance Plastics, Inc. ("HPP"), a well-established manufacturer of proprietary plastic products based in South Bend, Indiana with sales of approximately $130 million for its most recent fiscal year which ended September 26, 1999. HPP, through its two operating divisions--Polycast (cell cast acrylic) and Royalite (extruded thermoplastic sheet)--will significantly expand Spartech's product offerings to customers, increase production capacity through nine additional manufacturing plants located throughout North America, and broaden our's technical and marketing expertise in serving several new growth industries for Spartech. The acquisition price for HPP was approximately $216 million and financed through our new $250 million bank credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      Net sales for the first quarter ended January 29, 2000 increased by 18% to $198.5 million, as compared to $167.8 million during the same quarter last year, and operating earnings rose by 21% to $23.0 million, from $19.1 million reported for the first quarter of 1999. First quarter 2000 net earnings were $11.2 million, or $.39 per diluted share, compared to $9.2 million, or $.32 per diluted share, reported in 1999.

      Net sales of the Extruded Sheet & Rollstock segment increased to $124.0 million. Base volume increased by 7% for the first three months, as a result of strong sales of our new alloy plastics to the packaging and recreation & leisure markets, while our 1999 acquisitions of Lustro, Alltrista Corporation's Plastic Packaging Division, and OS Plastics added another 6% to Spartech Plastics'
volume. Net sales of the Color & Specialty Compound segment grew to $55.7 million for the first quarter, with base volume growth of 6% coupled with a positive 4% price/mix related change. Continued strength in the transportation and electronics markets fueled the sales growth in this segment. The Molded & Profile Products segment benefited from the October 1999 acquisitions of Accura and Geoplast. Sales for the group were up 52% to $18.7 million as compared to $12.3 million for the same three-month period last year.

     Cost of sales increased 18% to $162.3 million for the quarter ended January 29, 2000, compared with $137.6 million for the same period of 1999, but decreased to 81.8% of net sales for 2000 from 82.0% for 1999. The more favorable cost of sales percentage in 2000 represents productivity improvements resulting from both our capital expenditures and acquisition synergies and sales of higher margin Alloy Plastics and Product Transformations.

      Selling and administrative expenses of $12.0 million for the first quarter of 2000 increased when compared to 10.1 million for the similar period in 1999 but remained at 6.0% of net sales.

      Operating earnings for the quarter ended January 29, 2000 were $23.0 million (11.6% of net sales) compared to $19.1 million (11.4% of net sales) for the corresponding period in 1999. These gains in operating earnings were achieved through the increased sales levels and improved production efficiencies, discussed above.

      Interest expense and distributions on preferred securities of $4.5 million for the quarter ended January 29, 2000 increased from $3.9 million for the same period in 1999 as a result of borrowings related to the Lustro, Alltrista Corporation's Plastic Packaging Division, OS Plastics, Accura and Geoplast acquisitions completed in 1999.

      Our effective tax rate was 39.5% for the first quarter of 2000 compared to 39.9% in 1999.

Environmental and Inflation

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

      The plastic resins we use in our production process are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. Accordingly, our raw materials are only somewhat affected by supply, demand, and price trends of the petroleum industry. The pricing of resins tends to be independent of crude oil or natural gas except in periods of anticipated or actual shortages. We are not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 2000.


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:
                                                  First Quarter
                                                2000           1999
                                              (Dollars in millions)
  Net cash provided by (used for)
     operating activities                    $   (1.0)   $     14.6

  Net cash used for
     investing activities                    $  (11.4)    $   (15.4)
  Net cash provided by (used for)
     financing activities                    $    9.5    $     (0.4)

  Decrease in cash and equivalents           $   (2.9)    $    (1.2)

     Operating cash flow provided by net earnings increased 22% to $11.2 million and the add back for depreciation and amortization in 2000 was $6.7 million. Operating cash flows used for changes in inventory totaled $10.7 million due to selective pre-buys of certain resins, increase in resin prices in inventory, and the typical transition to what is traditionally our highest sales level in the second quarter. Operating cash flows used for changes in accounts payable totaled $10.1 due to conversion of some significant resin purchases to more favorable discounting terms. Operating cash flows provided by changes in accounts receivable totaled $1 million.

     Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the quarter January 29, 2000 were $6.5 million as compared to $5.0 million for the first quarter of 1999. We anticipates total capital expenditures of approximately $25 million for fiscal 2000

      The cash flows provided by financing activities were $9.5 million for the first quarter of 2000. The primary activity was the net bank borrowings of $14.7 million, cash dividend payments of $2.3 million, and treasury stock purchases, net of option proceeds, of $2.8 million.

Financing Arrangements

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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   February 29, 2000          ________/s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)




                                   ________/s/ Randy C. Martin____ ____
                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)