Form 10-Q
period 2000-04-29
SPARTECH CORP
filed 2000-05-31
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2000


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

Yes   x   No


     Number of common shares outstanding as of April 29, 2000:

     Common Stock, $.75 par value per share            27,412,161



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                 April 29, 2000



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of April 29, 2000 and October 30, 1999         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended April 29, 2000 and May 1, 1999              4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for six months ended
          April 29, 2000 and May 1, 1999                    5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10


PART II.  OTHER INFORMATION                                14

          SIGNATURES                                       15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                         April 29, 2000
                                           (unaudited)    Oct. 30, 1999
Current Assets
  Cash and equivalents                       $  9,539        $  8,890
  Receivables, net                            149,046         117,345
  Inventories                                 100,865          72,108
  Prepayments and other                        13,906           8,634
     Total Current Assets                     273,356         206,977

Property, Plant and Equipment                 404,300         318,528
  Less accumulated depreciation                87,547          75,829
     Net Property, Plant and Equipment        316,753         242,699

Goodwill                                      302,268         168,497

Other Assets                                    7,873           7,228
                                             $900,250        $625,401

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 12,353       $  13,215
  Accounts payable                             88,632          78,644
  Accrued liabilities                          43,131          37,420
     Total Current Liabilities                144,116         129,279

Long-Term Debt, Less Current Maturities       347,901         217,094

Other Liabilities                              53,751          38,986

     Total Long-Term Liabilities              401,652         256,080
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech capital trusts holding solely
   convertible subordinated debentures        150,000          50,000

Shareholders' Equity
  Common stock, 28,027,023 and 27,915,873
     shares issued in 2000 and 1999            21,008          20,925
  Contributed capital                          95,948         101,709
  Retained earnings                           105,898          85,651
  Treasury stock, at cost, 614,862 shares
     in 2000 and 675,937 shares in 1999      (14,446)        (14,835)
  Cumulative translation adjustments          (3,926)         (3,408)

     Total Shareholders' Equity               204,482         190,042
                                             $900,250        $625,401


See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                April 29,  May 1,   April 29,  May 1,
                                 2000      1999      2000      1999

Net Sales                       $256,660  $196,937  $455,115  $364,738

Costs and Expenses
  Cost of sales                  210,724   161,871   373,059   299,475
  Selling and administrative      14,495    11,285    26,486    21,410
  Amortization of intangibles      1,578     1,001     2,717     1,998
                                 226,797   174,157   402,262   322,883

Operating Earnings                29,863    22,780    52,853    41,855
  Interest                         5,058     3,541     8,772     7,392
  Distributions on
   preferred securities of
   Spartech capital trusts         2,197       509     3,010       509

Earnings Before Income Taxes      22,608    18,730    41,071    33,954
  Income Taxes                     8,827     7,625    16,123    13,692

Net Earnings                   $  13,781 $  11,105  $ 24,948  $ 20,262


Net Earnings Per Common Share:

  Basic                         $    .50  $    .41  $    .91  $    .75
  Diluted                       $    .47  $    .38  $    .86  $    .70


Dividends Per Common Share      $   .085  $   .070  $   .170  $   .140




See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                 SIX MONTHS ENDED
                                            April 29, 2000 May 1, 1999

Cash Flows From Operating Activities
  Net earnings                              $  24,948        $ 20,262
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           14,823          11,426
       Change in current assets and
          liabilities, net of effects of
          acquisitions                       (28,277)         (6,584)
       Other, net                               3,141           2,495
     Net cash provided by operating
       activities                              14,635          27,599

Cash Flows From Investing Activities
  Capital expenditures                       (14,367)        (11,349)
  Retirement of assets                             65             235
  Business Acquisitions                     (216,304)        (10,437)
     Net cash used for investing activities (230,606)        (21,551)

Cash Flows From Financing Activities
  Bank borrowings for business acquisitions   216,304          10,437
  Net borrowings (payments) on revolving
     credit facilities                         15,068         (4,224)
  Payments on bonds and leases                (1,316)         (2,645)
  Debt issuance costs                         (1,024)               -
  Cash dividends on common stock              (4,701)         (3,781)
  Stock options exercised                       1,367           1,967
  Treasury stock acquired                     (9,092)         (8,841)
     Net cash provided by (used for)
       financing activities                   216,606         (7,087)

  Effect of exchange rate changes on cash
     and equivalents                               14              40

Increase (Decrease) In Cash and Equivalents       649           (999)

Cash and Equivalents At Beginning Of Period     8,890           7,247

Cash and Equivalents At End Of Period        $  9,539        $  6,248

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


NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at April 29, 2000 and October 30, 1999 are comprised of the following components:

                                               2000            1999
          Raw materials                      $ 59,287        $ 41,781
          Finished goods                       41,578          30,327

                                             $100,865        $ 72,108
















                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the six months ended April 29, 2000 and May 1, 1999 is as follows:

                                               2000            1999
  Cash paid for:
     Interest                                $ 10,913        $  8,039
     Income taxes                            $ 13,107        $ 10,032



Note D - Comprehensive Income

          Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of our components of Total Comprehensive Income follows:

                              QUARTER ENDED     SIX MONTHS ENDED
                            April 29,  May 1,   April 29,  May 1,
                               2000     1999      2000      1999
Net Earnings                $ 13,781 $ 11,105  $ 24,948   $ 20,262
Foreign currency
  translation adjustments      (884)    1,118     (518)      1,839
Total Comprehensive Income  $ 12,897 $ 12,223  $ 24,430   $ 22,101


     Our other comprehensive income consists solely of foreign currency translation adjustments. Accumulated other comprehensive income is represented on the balance sheet as cumulative translation adjustments as of April 29, 2000 and October 30, 1999, respectively.
                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note E - Segment Information

  Spartech's fifty-two facilities are organized into three reportable segments based on the nature of the products manufactured.



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


Note G - Acquisition

      On February 29, 2000, Spartech announced that it completed the purchase of substantially all of the assets of Uniroyal Technology Corporation's High Performance Plastics, Inc. ("HPP"), a well-established manufacturer of proprietary plastic products based in South Bend, Indiana with sales of approximately $130 million for its most recent fiscal year which ended September 26, 1999. HPP, through its two operating divisions--Polycast (cell cast acrylic) and Royalite (extruded thermoplastic sheet)--will significantly expand Spartech's product offerings to customers, increase production capacity through nine additional manufacturing plants located throughout North America, and broaden our technical and marketing expertise in serving several new growth industries for Spartech. The acquisition price for HPP was approximately $216 million including costs of the transaction. The fair value of assets acquired (including $134 million of goodwill) and liabilities assumed (including accounts payable and accrued liabilities) was $241 million and $25 million, respectively. The purchase was financed through our new $250 million bank credit facility. The new bank credit facility has a five year term and bears interest at a rate chosen by us of prime or LIBOR plus 0.625% to 1.250%.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      Net sales were $256.7 million and $455.1 million for the quarter and six months ended April 29, 2000, representing a 30% and 25% increase from the similar periods in 1999. This sales growth included a 20% increase in volume related to acquired operations and a 10% increase from internal growth (5% volume growth and 5% related to price/mix increases). These sales increases along with our ongoing improvements in production efficiency, helped us produce our thirty-fourth consecutive quarter of improved year-over-year results.

      Our Custom Sheet & Rollstock segment generated sales of $289.9 million during the first six months of 2000 up 26% from the $230.4 million in the first six months of 1999. Recent acquisitions, primarily Uniroyal's HPP Group, added 18% to sales for the first six months. Base volume growth added 5% for the first six months as a result of strong volume in the packaging and recreation & leisure markets and increases in Alloy Plastics and Product Transformation sales while price/mix provided another 3% to sales. Sales increased 10% for the Color & Specialty Compounds group to $118.0 million in the first six months of 2000, with base volume increasing 8% and price/mix making up the balance of 2%. Our Molded & Profile Products group generated $47.2 million in sales for the first six months of 2000 up 77% from the prior year. This increase was related to three recent acquisitions (53%) and internal growth (24%).

      Cost of sales increased to $210.7 million for the quarter ended April 29, 2000, compared with $161.9 million for the same period in 1999, but decreased to 82.1% of net sales for 2000 from 82.2% for 1999. The cost of sales percentages were 82.0% and 82.1% for the six months ended April 29, 2000 and May 1, 1999, respectively. Our slightly more favorable cost of sales percentages in 2000 represents improved production efficiencies and sales of higher margin new products, partially offset by the impact of resin cost increases.

      Selling and administrative expenses were $14.5 million and $26.5 million for the quarter and six months ended April 29, 2000 compared to $11.3 million and $21.4 million for the similar periods in 1999. On a percentage of net sales basis, selling and administrative costs for the quarter decreased to 5.6% from 5.7% in 1999. The 2000 six-month percentage also declined to 5.8% from 5.9% the prior year.

      Operating earnings for the quarter ended April 29, 2000 were $29.9 million (11.6% of net sales) compared to $22.8 million (11.6% of net sales) for the corresponding period in 1999. Operating earnings for the six months ended April 29, 2000 were $52.9 million (11.6% of net sales) compared to $41.9 million (11.5% of net sales) for the six months in 1999. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies and cost containment efforts.

      Interest expense and Distributions on Preferred Securities Distributions for the quarter and six months ended April 29, 2000 of $7.3 million and $11.3 million increased from $4.1 million and $7.9 million for the same periods in 1999 as a result of borrowings related to the acquisitions completed in 1999 and the acquisition of Uniroyal's HPP Group on February 28, 2000. This increase in interest expense has also been impacted by prime rate increases totaling 1.75% since May 1, 1999. As of April 29, 2000, we have $215.9 million of floating rate debt (approximately 42% of our total financings).

     Our effective tax rate was approximately 39.3% and 39.8% for the six months ending April 29, 2000 and May 1, 1999 reflecting an improvement in our combined state tax rate.

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


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Our cash flows for the periods indicated are summarized as follows:

                                                    Six Months
                                               2000            1999
                                              (Dollars in millions)
  Net cash provided by
     operating activities                   $    14.6        $  27.6

  Net cash used for
     investing activities                   $  (230.6)       $ (21.5)
  Net cash provided by (used for)
     financing activities                   $   216.6        $  (7.1)

  Increase (Decrease) in cash and equivalents$      .6       $  (1.0)


   Operating cash flow provided by net earnings increased 23% to $24.9 in the first half of 2000 compared to the corresponding period of the prior year. Operating cash flows used for changes in working capital totaled $28.3 million for the six months ended April 29, 2000. This was primarily the result of the increased level of receivables derived from our expanded sales level, increased inventory due to selective pre-buys of certain resins and the increases of resin prices on both receivables and inventory.

   Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the six months ended April 29, 2000 and May 1, 1999 were $14.4 million and $11.3 million, respectively. We anticipate total capital expenditures of approximately $28 million for fiscal 2000, including expenditures for the most recent acquisitions.

     The cash flows provided by financing activities were $216.6 million for the first six months of 2000. The primary activity was the bank borrowings of $216.3 million for the HPP acquisition, net borrowings of $13.8 million, cash dividend payments of $4.7 million, and purchases of treasury stock, net of options exercised, of $7.7 million.



Financing Arrangements

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

      On February 28, 2000, we entered into a new $250 million bank credit facility representing a revolving credit line with a five year term. Interest on our bank credit facility is payable at a rate chosen by us of either prime or LIBOR plus 0.625% to 1.250%.

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


                           PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders

                                                                              At
               the Annual Shareholders meeting held March 8, 2000, Mr. Roy Dobson was elected as a Director of the Company with 25,322,108 votes for, 3,574 against, and 2,033,705 shares unvoted. Mr. David B. Mueller was also elected as a director of the Company with 25,323,346 votes for, 2,326 against, and 2,033,705 shares unvoted. Mr. Richard B. Scherrer was also elected as a Director of the Company with 25,322,190 votes for, 3,482 against, and 2,033,705 shares unvoted. Incentive bonuses for the Company's CEO & COO were approved with 24,141,977 votes for, 1,490,188 against, 53,212 abstentions, and 1,674,001 unvoted. Arthur Andersen LLP was ratified as the Company's auditors with 25,652,700 votes for, 21,102 against, 12,177 abstentions, and 1,706,677 shares unvoted.

Item 6 (a).    Exhibits

               11 Statement re Computation of Per Share Earnings

               27 Financial Data Schedule

Item 6 (b).    Reports on Form 8-K

               A report on Form 8-K, dated March 14, 2000, announcing the acquisition of substantially all the assets of High Performance Plastics, Inc. ("HPP") an indirect subsidiary of Uniroyal Technology Corporation. A report on Form 8-K/A, dated March 14, 2000 was filed on May 15, 2000. This amendment was submitted to file certain financial statements of the business acquired and pro forma financial statements related to the HPP acquisition.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   May 31, 2000                       /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)



Date:  May 31, 2000                       /S/ Randy C. Martin
                                          Randy C. Martin
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)