Form 10-Q
period 2000-07-29
SPARTECH CORP
filed 2000-08-29
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2000


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
                                                  Yes   x     No


     Number of common shares outstanding as of July 29, 2000:

     Common Stock, $.75 par value per share            27,428,622



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                  July 29, 2000



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of July 29, 2000 and October 30, 1999         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended July 29, 2000 and July 31, 1999            4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          July 29, 2000 and July 31, 1999                  5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   10


PART II.  OTHER INFORMATION                               14

          SIGNATURES                                      15


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                         July 29, 2000
                                           (unaudited)    Oct 30, 1999
Current Assets
  Cash and equivalents                       $ 12,136        $  8,890
  Receivables, net                            137,451         117,345
  Inventories                                 105,641          72,108
  Prepayments and other                        14,981           8,634
                                              -------         -------
     Total Current Assets                     270,209         206,977

Property, Plant and Equipment                 407,328         318,528
  Less accumulated depreciation                94,686          75,829
                                              -------         -------
     Net Property, Plant and Equipment        312,642         242,699

Goodwill                                      300,468         168,497

Other Assets                                   10,440           7,228
                                              -------         -------
                                             $893,759        $625,401
                                             ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 12,280       $  13,215
  Accounts payable                             84,411          78,644
  Accrued liabilities                          40,563          37,420
                                              -------         -------
     Total Current Liabilities                137,254         129,279
                                              -------         -------

Long-Term Debt, Less Current Maturities       341,277         217,094

Other Liabilities                              50,751          38,986
                                              -------         -------

     Total Long-Term Liabilities              392,028         256,080
                                              -------         -------
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech capital trusts holding solely
   convertible subordinated debentures        150,000          50,000

Shareholders' Equity
  Common stock, 28,067,023 and 27,915,873
     shares issued in 2000 and 1999            21,038          20,925
  Contributed capital                          95,453         101,709
  Retained earnings                           117,129          85,651
  Treasury stock, at cost, 638,401 shares
     in 2000 and 675,937 shares in 1999      (14,998)        (14,835)
  Cumulative translation adjustments          (4,145)         (3,408)
                                              -------         -------
     Total Shareholders' Equity               214,477         190,042
                                              -------         -------
                                             $893,759        $625,401
                                             ========        ========

See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      NINE MONTHS ENDED
                                 July 29,  July 31, July 29, July 31,
                                 2000      1999      2000      1999

Net Sales                       $255,935  $201,802  $711,050  $566,540
                                --------  --------  --------  --------
Costs and Expenses
  Cost of sales                  208,250   166,451   581,309   465,926
  Selling and administrative      14,764    11,325    41,250    32,735
  Amortization of intangibles      1,874     1,087     4,591     3,085
                                --------  --------  --------  --------
                                 224,888   178,863   627,150   501,746
                                --------  --------  --------  --------

Operating Earnings                31,047    22,939    83,900    64,794
  Interest                         6,099     3,278    14,871    10,670
  Distributions on
   preferred securities of
   Spartech Capital Trust          2,563       813     5,573     1,322
                                --------  --------  --------  --------

Earnings Before Income Taxes      22,385    18,848    63,456    52,802
  Income Taxes                     8,781     7,433    24,904    21,125
                                --------  --------  --------  --------
Net Earnings                   $  13,604  $ 11,415  $ 38,552  $ 31,677
                               =========  ========  ========  ========

Net Earnings Per Common Share:

  Basic                         $    .50  $    .42  $   1.41  $   1.17
                               =========  ========  ========  ========
  Diluted                       $    .46  $    .39  $   1.32  $   1.09
                               =========  ========  ========  ========

Dividends Per Common Share      $   .085  $   .070  $   .255  $   .210
                               =========  ========  ========  ========

See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                  NINE MONTHS ENDED
                                            July 29, 2000  July 31, 1999

Cash Flows From Operating Activities
  Net earnings                              $  38,552        $ 31,677
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           23,827          17,302
       Change in current assets and
          liabilities, net of effects of
          acquisitions                       (27,304)           3,538
       Other, net                               1,815           3,582
                                            ---------        --------
     Net cash provided by operating
       activities                              36,890          56,099
                                            ---------        --------

Cash Flows From Investing Activities
  Capital expenditures                       (20,561)        (16,281)
  Retirement of assets                             86             226
  Business Acquisitions                     (216,765)        (44,166)
                                            ---------        --------
     Net cash used for investing activities (237,240)        (60,221)
                                            ---------        --------
Cash Flows From Financing Activities
  Bank borrowings for business acquisitions   216,765          44,166
  Net borrowings (payments) on revolving
     credit facilities                          8,146        (31,053)
  Payments on bonds and leases                (1,565)         (3,889)
  Issuance of common stock                          -           7,613
  Debt issuance costs                         (2,915)               -
  Cash dividends on common stock              (7,074)         (5,688)
  Stock options exercised                       1,887           3,275
  Treasury stock acquired                    (11,631)         (9,254)
                                            ---------        --------
     Net cash provided by
       financing activities                   203,613           5,170
                                            ---------        --------

  Effect of exchange rate changes on cash
     and equivalents                             (17)            (48)
                                            ---------        --------

Increase In Cash and Equivalents                3,246           1,000

Cash and Equivalents At Beginning Of Period     8,890           7,247
                                            ---------        --------

Cash and Equivalents At End Of Period        $ 12,136        $  8,247
                                            =========        ========

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



NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at July 29, 2000 and October 30, 1999 are comprised of the following components:

                                               2000            1999
          Raw materials                     $  63,855        $ 41,781
          Finished goods                       41,786          30,327
                                            ---------        --------
                                            $ 105,641        $ 72,108
                                            =========        ========


















                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the nine months ended July 29, 2000 and July 31, 1999 is as follows:

                                               2000            1999
  Cash paid for:
     Interest                                $ 17,417        $ 10,161
                                             ========        ========
     Income taxes                            $ 18,288        $ 15,397
                                             ========        ========


Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of our components of Total Comprehensive Income follows:

                              QUARTER ENDED     NINE MONTHS ENDED
                             July 29,  July 31, July 29,  July 31,
                            2000     1999      2000         1999

Net Earnings                $ 13,604  $11,415  $ 38,552   $ 31,677
Foreign currency
  translation adjustments       (219) (1,569)     (737)        270
                            --------  -------  --------   --------
Total Comprehensive Income  $ 13,385  $ 9,846  $ 37,815   $ 31,947
                            ========  =======  ========   ========

     Our other comprehensive income consists solely of foreign currency translation adjustments. Accumulated other comprehensive income is represented on the balance sheet as cumulative translation adjustments as of July 29, 2000 and October 30, 1999.
                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note E - Segment Information

  Spartech's fifty-two facilities are organized into three reportable segments based on the nature of the products manufactured.

                              QUARTER       NINE MONTHS
                               ENDED
                  2000                    1999       2000       1999
Net Sales
  Extruded Sheet &            $ 168,935  $ 133,259  $ 458,816   $  363,696
   Rollstock
  Color & Specialty              60,923     54,641    178,952      162,246
   Compounds
  Molded & Profile Products      26,077     13,902     73,282       40,598
                              ---------  ---------  ---------   ----------
     Total Net Sales          $ 255,935  $ 201,802  $ 711,050   $  566,540
                              =========  =========  =========   ==========
Operating Earnings
  Extruded Sheet &            $  21,200  $  15,805  $  56,247   $   42,096
   Rollstock
  Color & Specialty               8,333      6,857     23,323       21,252
   Compounds
  Molded & Profile Products       3,677      2,014      9,756        5,715
  Corporate/Other                (2,163)    (1,737)   (5,426)      (4,269)
                              ---------  ---------  ---------   ----------
     Total Operating          $  31,047  $  22,939  $  83,900   $   64,794
      Earnings                =========  =========  =========   ==========


Excludes intersegment sales of $6,075 and $4,450 for the three months ended July 29, 2000 and July 31, 1999, respectively, and $18,829 and $14,374 for the nine months ended July 29, 2000 and July 31, 1999, respectively, primarily from the Color & Specialty Compounds segment.

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

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note G - Acquisition

      On February 29, 2000, Spartech announced that it completed the purchase of substantially all of the assets of Uniroyal Technology Corporation's High Performance Plastics, Inc. ("HPP"), a well-established manufacturer of extruded sheet and rollstock, cell cast acrylic, and other proprietary plastic products based in South Bend, Indiana with sales of approximately $130 million for its most recent fiscal year which ended September 26, 1999. The acquisition price for HPP was approximately $216 million including costs of the transaction. The purchase was financed through our new $250 million bank credit facility. The new bank credit facility has a five year term and bears interest at a rate chosen by us of prime or LIBOR plus 0.625% to 1.250%.
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations


      Net sales were $255.9 million and $711.1 million for the quarter and nine months ended July 29, 2000, respectively, representing a 27% and 26% increase from the similar periods in 1999. This sales growth included a 21% increase in volume related to acquired operations and a 6% increase from internal growth. These sales increases along with our ongoing improvements in production efficiency helped us produce our thirty-fifth consecutive quarter of improved year-over-year results.

      Our Custom Sheet & Rollstock segment generated sales of $458.8 million during the first nine months of 2000 up 26% from the $363.7 million in the first nine months of 1999. Recent acquisitions, primarily Uniroyal's HPP Group, added 18% to sales for the first nine months. Base volume/internal price growth added 8% for the first nine months as a result of strong volume in the recreation & leisure and packaging markets and increases in Alloy Plastics and Product Transformation sales. Sales increased 10% for the Color & Specialty Compounds group to $179.0 million in the first nine months of 2000, with base volume increasing 7% and price/mix making up the balance of 3%. Our Molded & Profile Products group generated $73.3 million in sales for the first nine months of 2000 up 80% from the prior year. This increase was related to three recent acquisitions (60%) and internal growth (20%).

      Cost of sales increased to $208.3 million for the quarter ended July 29, 2000, compared with $166.5 million for the same period in 1999, but decreased to 81.4% of net sales for 2000 from 82.5% for 1999. The cost of sales percentages were 81.8% for the nine months ended July 29, 2000 and 82.2% for the similar period in 1999. Our more favorable cost of sales percentages in 2000 represents improved production efficiencies and sales of higher margin new products, partially offset by the impact of resin cost increases.

      Selling and administrative expenses were $14.8 million and $41.3 million for the quarter and nine months ended July 29, 2000 compared to $11.3 million and $32.7 million for the similar periods in 1999. On a percentage of net sales basis, selling and administrative costs for the quarter ended July 29, 2000 were at 5.8% as compared to 5.6% for the same period in 1999. The 2000 nine-month percentage was unchanged from the prior year at 5.8%.

      Operating earnings for the quarter ended July 29, 2000 were $31.0 million (12.1% of net sales) compared to $22.9 million (11.4% of net sales) for the corresponding period in 1999. Operating earnings for the nine months ended July 29, 2000 were $83.9 million (11.8% of net sales) compared to $64.8 million (11.4% of net sales) for the nine months in 1999. These gains in operating earnings were achieved through the increased sales levels, improved production efficiencies and cost containment efforts.

      Interest expense and Distributions on Preferred Securities Distributions for the quarter and nine months ended July 29, 2000 of $8.7 million and $20.4 million increased from the same periods in 1999 as a result of borrowings related to the acquisitions completed in 1999 and the acquisition of Uniroyal's HPP Group on February 28, 2000. This increase in interest expense has also been impacted by prime rate increases totaling 1.75% since May 1, 1999 and increases in working capital resulting from higher resin prices and investments to support the growth in sales. As of July 29, 2000, we have $208.9 million of floating rate debt at an average rate of 7.6% up from 6.2% last year (approximately 42% of our total financings).


      Our effective tax rate was approximately 39.2% and 40.0% for the nine months ending July 29, 2000 and July 31, 1999 reflecting an improvement in our combined state tax rate.


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


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Our cash flows for the periods indicated are summarized as follows:

                                                    Nine Months
                                               2000            1999
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $   36.9       $   56.1
                                             ========       ========
  Net cash used for
     investing activities                    $ (237.2)      $  (60.2)
                                             ========       ========
  Net cash provided by (used for)
     financing activities                    $  203.6       $    5.2
                                             ========       ========

  Increase in cash and equivalents           $    3.2       $    1.0
                                             ========       ========

   Operating cash flow provided by net earnings increased 22% to $38.6 in the nine months of 2000 compared to the corresponding period of the prior year. Operating cash flows used for changes in working capital totaled $27.3 million for the nine months ended July 29, 2000. This was primarily the result of the increases in receivables derived from our expanded sales level, the effect of increases of resin prices on both receivables and inventory, and the tightening of payment terms by certain suppliers.

   Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the nine months ended July 29, 2000 and July 31, 1999 were $20.6 million and $16.3 million, respectively. We anticipate total capital expenditures of approximately $28 million for fiscal 2000, including expenditures for the most recent acquisitions.

     The cash flows provided by financing activities were $203.6 million for the first nine months of 2000. The primary activity was the bank borrowings of $216.8 million for acquisitions, net borrowings of $6.6 million, cash dividend payments of $7.1 million, and purchases of treasury stock, net of options exercised, of $9.7 million.




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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   August 25, 2000                    /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)



Date:  August 25, 2000                      /S/ Randy C. Martin

                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)



                                                                      EXHIBIT 11

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      (In thousands, except per share data)

                                 QUARTER ENDED      NINE MONTHS ENDED
                                  July 29,  July 31, July 29,  July 31,
                                 2000      1999      2000      1999

NET EARNINGS
  Basic net earnings           $  13,604  $ 11,415  $ 38,552  $ 31,677
  Add:  Distributions on
   Preferred Securities,
   net of tax                      1,563       488     3,380       793
                               ---------  --------   -------  --------
  Diluted net earnings         $  15,167  $ 11,903   $41,932  $ 32,470
                               =========  ========  ========  ========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Basic weighted average common
   shares outstanding             27,427    27,084    27,358    26,958
  Add:  Shares issuable from
   assumed conversion of
   Preferred Stock                 4,578     1,637     3,382       887
  Add:  Shares issuable from
   assumed exercise of options       855     1,911       985     1,872
                               ---------  --------   -------  --------
  Diluted weighted average        32,860    30,632    31,725    29,717
   shares outstanding          =========  ========  ========  ========



NET EARNINGS PER SHARE

  Basic                         $    .50  $    .42  $   1.41  $   1.17
                               =========  ========  ========  ========

  Diluted                       $    .46  $    .39  $   1.32  $   1.09
                               =========  ========  ========  ========