Form 10-K
period 2000-10-28
SPARTECH CORP
filed 2001-01-19
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 28, 2000


                          Commission file number 1-5911

                              SPARTECH CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                         43-0761773
(State or other jurisdiction of                   (I.R.S. Employer incorporation
or organization)                                  Identification Number)


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $264,577,544 on December 31, 2000.

There were 26,627,435 total shares of common stock outstanding as of December 31, 2000.

Documents incorporated by reference
1) Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
2)  Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of
   Shareholders are incorporated         by reference into Part III.

PART I

Item 1.   BUSINESS

General

  Spartech Corporation ("The Company"), together with its subsidiaries, is an intermediary processor of thermoplastics. The Company converts base polymers, or resins, from commodity suppliers into extruded plastic sheet and rollstock, acrylic products, color concentrates and blended resin compounds, and injection molded and profile extruded products. The Company's products are sold to over 7,600 original equipment manufacturers and other customers in a wide range of end markets. The Company operates 50 production facilities in North America and one in Europe, and is organized into three reportable segments, based on the products manufactured: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

 Custom Sheet & Rollstock sells its products to various manufacturers who use plastic components in their industrial products. The Company's custom sheet and rollstock is utilized in several end markets including transportation, food/medical packaging, signs, spas, bathtubs & shower surrounds, burial vault liners, automotive & truck components, airplanes, boats and refrigerators. The Company is North America's largest extruder of custom rigid plastic sheet and rollstock, operating 27 facilities in the United States and Canada under the names Spartech Plastics and Spartech Polycast.

 Color & Specialty Compounds sells custom designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food & medical packaging, automotive equipment, consumer electronics & appliances, lawn & garden equipment, loose leaf binders and other end markets. The Company produces and distributes these products from 12 facilities under the names Spartech Polycom, Spartech Color and Spartech Vy-Cal in the United States, Canada and France.

 Molded & Profile Products manufactures a number of proprietary items including: (1) thin-walled, printed plastic food packaging and industrial containers, (2) thermoplastic tires and wheels for the medical, lawn & garden, refuse container and toy markets, (3) water purification system components, and (4) custom profile extruded products for a variety of industries. The Company manufactures these molded and profile products from 12 facilities in the United States and Canada under the names Spartech Industries, Spartech Profiles, Spartech Alshin, Spartech Townsend and Spartech Marine.

   The Company's principal executive office is located at 120 S. Central Avenue, Suite 1700, Clayton, Missouri 63105-1705, telephone (314) 721-4242. The Company was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960.

Industry Overview

  The American Plastics Council estimates that the U.S. plastics industry produced over 97 billion pounds of plastic in 1999 and grew at a 5% compound annual growth rate from 1994 to 1999, due partly to the continuing substitution of plastics for traditional materials such as metal, fiberglass and wood. The intermediary processor segment of the plastics industry is fragmented, with over 2,000 plastic processing companies that generally operate in one or more of the following areas:

* Sheet and film extrusion,
* Cast Acrylics,
* Specialty compounding,
* Color concentrates,
* Pipe, profile and tube extrusion,
* Injection molding,
* Thermoforming,
* Blow molding, and
* Rotational molding.

  Each of these processing methods involves different production capabilities, operating costs and equipment, and requires a different level of capital expenditure and operating expertise. A large percentage of the plastics processing industry in the United States is represented by small to mid-size regional operations that generate less than $50 million in annual sales and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation include:
*    Greater focus on management transition issues by plastics entrepreneurs;

* The potential to achieve economies of scale and obtain synergies for fixed cost savings;

* Increased capital and technical capabilities necessary to increase production efficiencies and expand capacity; and

*    Customers seeking to deal with fewer suppliers.

  Due to the size and breadth of our operations, the Company believes it is well positioned to increase its business through new product developments, the continuing substitution of thermoplastics for wood, metal and fiberglass applications, and selective acquisitions. The Company calls its new products Alloy Plastics and the substitution process Product Transformations, and additional information on these items is covered under the Operating Philosophy section that follows on the next page. Acquisitions completed over the last five years are summarized below:

Date
Acquired            Business Acquired             Products / Segments
  May 1996          Portage Industries            Extruded Sheet & Rollstock
  September 1996    Hamelin Group                 Extruded Sheet & Rollstock,
                                                    Color Concentrates and
                                                    Molded Products
  August 1997       Preferred Plastic             Extruded Sheet & Rollstock
                      Sheet Division                and Profile Products
                      of Echlin Inc.
 March 1998          Polycom Huntsman, Inc.        Specialty Compounds
 April 1998          Prismaplast Canada, Ltd.      Color Concentrates
 October 1998        Anjac-Doran Plastics, Inc.    Profile Products
 January 1999        Lustro Plastics, Company
                      L.L.C.                       Extruded Sheet & Rollstock
 May 1999            Alltrista Plastic Packaging   Extruded Sheet & Rollstock
                      Company Division of
                      Alltrista Corporation
 October 1999        Accura Molding Company Ltd.   Injection Molded Products
 October 1999        OS Plastics, Division of      Extruded Sheet & Rollstock
                      Innocan Capital Inc.
 October 1999        Geoplast PVC Division of RAE  Profile Products
                       Capital Corp
 February 2000       Uniroyal Technology           Extruded Sheet & Rollstock
                       Corporation's High            and Cell Cast Acrylic
                       Performance Plastics
 October 2000        Alshin Tire Corporation       Injection Molded Products

     Further information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 19 of the 2000 Annual Report to Shareholders, attached as Exhibit 13.

Operating Philosophy

  Spartech introduced its current strategic vision in the early 1990's, as the Company began to capitalize on its core manufacturing competencies and take advantage of the growth opportunities in the consolidating plastics industry. Today, our "Focused Growth" and "Continuous Improvement" strategies support our commitment to generate value for our customers, shareholders and employees. SPARTECH's "Four Cornerstones for Volume Growth" initiatives continue to provide a strong foundation for our Focused Growth strategy. In early fiscal 1999, the Company introduced SPARTECH's "Pyramids of Productivity" initiative and has now expanded its "Continuous Improvement" strategy to include three "Pyramids of Performance."

Focused Growth Strategy-Spartech's volume growth strategy is known as Four Cornerstones for Growth, which focuses on balanced revenue growth both through internal means - new product developments, product transformation initiatives and business partnerships - and through strategic acquisitions. The four elements of this growth strategy are:

* Business Partnerships. The Company is committed to building business partnerships that provide long-term growth opportunities and enhance customer relationships. Such partnerships offer direct and indirect benefits to the Company and its customers by broadening product lines, lowering the cost of technological efforts, and increasing geographic presence. The Company regularly partners with customers and resin suppliers to develop improvements in
  order to offer customers state-of-the-art products, and have significantly contributed to strengthening the Company's position in the plastics intermediary
  segment.  In an effort to exceed customer expectations, the Company has designed
  several continuous improvement initiatives such as the "Total Transaction Quality," "Growth Through Training" and "Total Customer Satisfaction"
          programs.
  These programs involve customer contact and survey processes,
           ISO9000 and QS9000
  quality system certifications, customer training offerings, and quality management reviews.

* Strategic Expansions. As a result of the Company's size and breadth of operations, management believes that it is well positioned for continued expansion through selective acquisitions in the consolidating plastics intermediary segment. In evaluating acquisition opportunities, management targets acquisition candidates that: (i) add complementary product lines
          (with
  emphasis on companies producing specialty or value-added thermoplastic products)
  or new markets served; (ii) increase geographic presence or market penetration; and (iii) provide operational synergies in purchasing, production and customer service.

* Product Transformations. A key element of the Company's internal growth is the ongoing transition of products previously made from wood, metal or fiberglass to higher performing and less expensive recyclable thermoplastics. The Company is the market leader in custom sheet and rollstock, where the transformation process has been accelerating. Sizable metal, glass and fiberglass specialty components are being replaced by thermoplastics in the sign
  & advertising and transportation markets. The Company utilizes the experience of its sales and production personnel, partnerships with suppliers, and relationships with customers to identify and develop new applications for its products. Product Transformations have been a key contributor to the Company's internal growth rates. Penetration of plastics into the appliance & electronics, automotive, building & construction, recreation & leisure, and packaging markets continues to expand the opportunities for Product Transformations.

* Alloy Plastics. The Company aggressively develops new proprietary products that combine advanced-engineered thermoplastic compounds and additives with new
  manufacturing techniques implemented by experienced operating personnel, which we call "Alloy Plastics". Alloy Plastics represent advancements in formulation
  and production technologies, such as the ability to extrude new products that combine the virtues of several polymers into a single sheet or to create new specialty compounds by adding reinforcements such as talc, calcium carbonate and
  glass fibers to base resins.  All of the Company's Alloy Plastics represent new
  proprietary products which offer end-product manufacturers a variety of solutions for the design of high performance and environmentally-friendly products with cost efficient benefits.

Continuous Improvement Strategy-Spartech's Continuous Improvement strategy, under the Company's Pyramids of Performance initiatives, focuses Spartech on consistent improvement in production efficiency, communication, and training. The three components of this strategy are:

* Pyramid of Productivity. Combines Supply Chain Management, Lean Manufacturing, and Results-Driven Communication efforts to enhance earnings through continuous improvements at each of our 51 operations. Over 200 cross-functional teams throughout all our facilities work on generating productivity improvements, eliminating waste, and identifying process efficiencies. Annually, we recognize our five best "Champion Teams" at our Annual Awards Meeting.

* Pyramid of Communication. Focuses on the effective use of information technology to drive business growth, improve customer satisfaction, and enhance
  shareholder relations. Our new Growth Focused Communication program was implemented in 2000 to install the policy and procedure changes needed to continually improve in the areas of (1) Customer, Sales, Marketing and Manufacturing Information Integration, (2) Electronic Commerce and Product Development Technology, (3) Enterprise-Wide Communication Systems, and (4) Internet-Enabled Applications.

* Pyramid of Training. Builds upon our Total Transaction Quality and Total Customer Satisfaction programs to further develop properly motivated and well-trained employees through our Growth Through Training effort. This training initiative is designed to support our Creating Positive Change effort by strengthening our employees knowledge and skills in (1) Business Fundamentals,
  (2) Personal Development, (3) Process Improvement, and
          (4) Effective Management & Leadership.


Operating Segments

  The Company operates its 51 production facilities in North America and Europe in three segments: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

Custom Sheet & Rollstock-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations) of the Custom Sheet & Rollstock segment for fiscal years 2000, 1999 and 1998 were as follows:
                                      Fiscal Year
                                 (Dollars in millions)
                               2000          1999        1998
        Net Sales           $623.7        $494.1  $     455.1
        Operating Earnings  $ 74.8       $  57.6     $  50.5

* Products. This segment, operating under the names Spartech Plastics and Spartech Polycast, processes a variety of materials into single/multilayer sheets or rollstock and cell cast acrylic on a custom basis for end product manufacturers. The segment's products are utilized in several end markets including aerospace, transportation, building & construction, packaging, recreation and sign/advertising. Most of the segment's customers form, cut, stretch or trim their plastic sheet for these various end uses.

* New Product Development. This segment is actively involved in the development of Alloy Plastics. These products are engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. They offer end-product manufacturers a variety of solutions to design high performance and environmentally-friendly products with cost effective benefits. The Company currently offers 20 such alloy plastics, five of which were introduced in April 2000.

* Manufacturing and Production. This segment operates 27 facilities in North America. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The Company extrudes a wide variety of plastic resins, including ABS (acrylonitrile butadiene styrene), polycarbonate,
  polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC (polyvinyl chloride) and PETG (polyethylene terephthalate glycol).

* Spartech Plastics produces extruded plastic sheet and rollstock of up to seven layers using a multi-extrusion process. This process combines the materials in distinct layers as they are extruded through a die into sheet form,
  providing improved and sometimes unique properties compared to single layer extrusions. More than half of our plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, the Company will coat a plastic
  sheet or laminate sheets together to achieve performance characteristics desired
  by customers for particular applications.

* Spartech Polycast manufactures acrylic products through cell cast manufacturing, in more than 60 colors and in gauges ranging from 0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally
  yields higher margins than acrylic sheet produced by such other processes.

* Marketing, Sales and Distribution. The custom sheet and rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each production facility. This is due to shipping costs for rigid plastic material and the need for prompt
  response to customer requirements and specifications. The cell cast acrylic, outdoor sign and spa markets, however, are more national in scope.

* The Company sells sheet and rollstock products principally through our own sales force, but also uses a limited number of independent sales representatives. During 2000, the Company sold products of the Custom Sheet & Rollstock segment to over 3,000 customers, including Sub-Zero Freezer Company, The Procter & Gamble Company, Jacuzzi Incorporated, Igloo Corporation,
          Textron,
  Inc. and Hormel Foods.

Color & Specialty Compounds-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations) of the Color & Specialty Compounds segment for fiscal years 2000, 1999 and 1998 were as follows:
                                   Fiscal Year
                                 (Dollars in millions)
                              2000     1999        1998
     Net Sales              $240.5   $217.6      $158.2
     Operating Earnings     $ 30.8   $ 28.6      $ 18.1

* Products - The Color & Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, and calendered film for a large group of manufacturing customers who produce consumer appliance
  components, lawn and garden equipment, cosmetic and medical packaging, vehicle components and numerous other products. The segment operates under three business names:

         Spartech Polycom produces its own line of proprietary compounds and also provides toll compounding services for engineered resins,  flame retardants and  other specialty compounds.

          Spartech Color, the largest color supplier in Canada, is focused on service-oriented color concentrate applications for film and molding.

          Spartech Vy-Cal Plastics operates a vinyl calender, supplying finished PVC
        film to manufacturers of such products as loose-leaf binders, decorator-grade
        wallcoverings and packaging products for the medical industry.

* Customers of the Color & Specialty Compounds segment range from major integrated manufacturers to sole-proprietor subcontractors that use injection molding, extrusion, blow molding and blown and cast film processes.
* New Product Development. This segment has well-equipped laboratory facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure
  accurate scale-up from development to production. The Company creates new specialty compounds by adding reinforcements and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally-friendly products on a cost-
  efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and additives.

* Manufacturing and Production. This segment operates 11 manufacturing facilities in North America and one in Europe. The principal raw materials used
  in manufacturing specialty plastic compounds and color concentrates are plastic
  resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS and PVC. The Company also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance
  characteristics to the compounds. The raw materials are mixed in a blending process and then normally fed into an extruder and formed into pellets.

* Marketing, Sales and Distribution. The Company generates most of the Color & Specialty Compounds segment's sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives. During 2000, the Company sold products of the Color & Specialty Compounds segment to over 2,000 customers, including the Solo Cup Company, DaimlerChrysler, Igloo Corporation and Tenneco Inc.

Molded & Profile Products-Net sales and operating earnings (consisting of earnings before interest, taxes, and corporate operations) of the Molded and Profile Products segment for fiscal 2000, 1999 and 1998 were as follows:
                                   Fiscal Year
                                 (Dollars in millions)
                                              2000       1999       1998
     Net Sales                       $97.3      $56.2      $40.6
     Operating Earnings      $12.3       $ 7.8       $ 5.7

* Products. Our Molded & Profile Products segment manufactures a wide range of injection molded and profile extruded products for a large group of intermediate and end-user customers. The segment operates under five business names:

    - Spartech Industries produces thin-walled, printed plastic food packaging and industrial containers for a large group of dairy, deli and industrial supply companies; plastic tire and wheel assemblies for the medical, lawn & garden, refuse container and toy markets; and water purification systems for Brita.

         Alshin Tire Corporation manufactures high performance
               molded urethane tires
       for the medical, material handling, lawn & garden, and recreational product applications.

         Spartech Profiles manufactures products for various industries, including
       the bedding and construction markets.
         Spartech Marine specializes in the fabrication of acrylic
                products used in
       high end marine applications.

         Spartech Townsend manufactures acrylic rods and tubes used primarily in display, household and medical applications.

* New Product Development. This segment brings unique, recognized capabilities to our customers such as print graphics and package design, patented tread-cap wheel technologies and special fabrication of profile products. In addition, this segment's creativity, engineering and design principles enable us to effectively respond to customer needs in the niche markets in which the Company participates.

* Manufacturing and Production. This segment operates twelve manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded and profile products are acrylics, polyethylene, polypropylene and PVC. Our products in this segment are generally manufactured either through injection molding or profile extrusion.

* Marketing, Sales and Distribution. Spartech Industries - Thin Wall Containers markets most of its products to customers located in North America, as well as the Caribbean. Spartech Industries - Custom Engineered Wheels and Alshin Tire Corporation market their products throughout North America. Spartech Industries - Custom Molded Products sells water purification systems and various custom molded products throughout North America.
          Spartech Profiles
  markets its custom profile products throughout North America. Spartech Marine markets its fabricated acrylic products throughout North America. Spartech Townsend markets its acrylic rods and tubes throughout North America. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives and wholesale distributors. During 2000, the Company sold products of the Molded & Profile Products segment
  to approximately 1,300 customers, including MTD Products, Brita GmbH,
          Dannon and J&J Snack Foods Corp.

Raw Materials

   The Company uses large amounts of various plastic resins in its manufacturing processes. Such resins are crude oil or natural gas derivatives and are to some extent affected by supply, demand and price trends in the petroleum industry. The Company seeks to maintain operating margins by matching cost increases with corresponding price increases and has generally been successful in doing so.
The Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years. The Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in the foreseeable future.

Seasonality

   The Company's sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

Competition

   The Custom Sheet & Rollstock, Color & Specialty Compounds, and Molded & Profile Products processing segments are highly competitive. Since the Company manufactures a wide variety of products, it competes in different areas with many other companies, some of which are much larger than the Company and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than the Company. The Company competes generally on the basis of price, product performance and customer service. Important competitive factors in each of the Company's businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, and achieve production efficiencies to process the products profitably. The Company believes it is competitive in each of these key areas.

Backlog

   The Company estimates that the total dollar volume of its backlog as of October 28, 2000 and October 30, 1999 was approximately $80.4 million and $75.6 million, respectively, which represents approximately four weeks of production for 2000 and five weeks of production for 1999.

Employees

   The Company's total employment approximates 4,070. There are 3,220 production personnel at the Company's 51 facilities, approximately 38% of whom are union employees covered by several collective bargaining agreements. The Company considers its employee relations to be good. Management personnel total approximately 850 supervisory/clerical employees, none of whom are unionized.

Government Regulation

   The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 2001 to comply with any applicable regulations. The Company is subject to federal, state, local and non-U.S. laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance to materially affect its earnings or competitive position.

International Operations

   Information regarding the Company's operations in its three geographic segments -- United States, Canada and France -- is located in Note (13) to the Consolidated Financial Statements on page 27 of the 2000 Annual Report to Shareholders, attached hereto as Exhibit 13 and incorporated by reference. The Company's Canadian and French operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years

Name            Age   Current Office, and Prior Positions and
                      Employment
Bradley B.      52    Chairman of the Board (since March 1999),
Buechler              President (since 1987) and Chief
                      Executive Officer (since 1991).  Mr.
                      Buechler, a CPA, was with Arthur Andersen
                      LLP before the commencement of his
                      employment with the Company in 1981.
Randy C. Martin 38    Executive Vice President, Acrylic
                      Products (since September 2000) and Chief
                      Financial Officer (since May 1996);
                      Corporate Controller from 1995 to May
                      1996; Vice President, Finance from May
                      1996 to September 2000.  Mr. Martin, a
                      CPA and CMA, was with KPMG Peat Marwick
                      LLP for eleven years before joining the
                      Company in 1995.
David G. Pocost 39    Executive Vice President, Extruded Sheet
                      and Profile Products (since September
                      2000); Director of Quality &
                      Environmental Affairs from 1994 to
                      December 1996; Vice President, Quality &
                      MIS from December 1996 to September 1998,
                      and Vice President, Engineering, Quality
                      & MIS from September 1998 to September
                      2000.  Mr. Pocost was previously with
                      Moog Automotive as Division Quality
                      Assurance Manager and Senior Materials
                      Engineer for eight years.
George A. Abd   37    Executive Vice President, Color &
                      Specialty Compounds (since September
                      2000); Vice President of Compounding for
                      the Company's Spartech Polycom Division
                      from March 1998 to September 2000.  Mr.
                      Abd held various positions with Polycom
                      Huntsman, Inc for eleven years prior to
                      its acquisition by the Company in March
                      1998.
Jeffrey D.      52    Vice President and General Counsel (since
Fisher                July 1999); and Secretary (since
                      September 2000).  Mr. Fisher, an
                      attorney, was with the law firm of
                      Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.



Item 2.   PROPERTIES

   The Company operates in plants and offices aggregating approximately 4,226,000 square feet of space. Approximately 1,700,000 square feet of plant and office space is leased with the remaining 2,526,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock
Location        Description        Size in Square  Owned/Leased
                                   Feet
Arlington, TX   Extrusion plant &  120,000         Leased
                offices
Atlanta, GA     Extrusion plant &  84,000          Leased
                offices
Cape            Extrusion plant &  100,000         Owned
Girardeau, MO   offices
Clare, MI       Extrusion plant &  27,000          Owned
                offices
Conneaut, OH    Extrusion plant &  86,000          Owned
                offices
                                   7,000           Leased
Evanston, IL    Extrusion plant &  135,000         Leased
                offices
Greenville, OH  Extrusion plant &  60,000          Owned
                offices
                                   10,000          Leased
Greensboro, GA  Extrusion plant &  42,000          Owned
                offices
                                   10,000          Leased
Hackensack, NJ  Acrylic plant &    81,000          Leased
                offices
La Mirada, CA   Extrusion plant &  99,000          Leased
                offices
Mankato, MN     Extrusion plant &  36,000          Owned
                offices
                                   54,000          Leased
McMinnville,    Extrusion plant &  40,000          Owned
OR              offices
McPherson, KS   Extrusion plant    102,000         Owned
                & offices
Muncie, IN      Extrusion plant    202,000         Owned
                & offices
Oxnard, CA      Extrusion plant    74,000          Leased
                & offices
Paulding, OH    Extrusion plant    68,000          Owned
                & offices
                                   20,000          Leased
Phoenix, AZ     Acrylic plant  &   25,000          Owned
                offices
Portage, WI     Extrusion plant &  115,000         Owned
                offices
                                   47,000          Leased
Redlands, CA    Extrusion plant &  60,000          Owned
                offices
Richmond, IN    Extrusion plant &  52,000          Owned
                offices
                                   29,000          Leased
Stamford, CT    Acrylic Plant &    80,000          Leased
                offices
                                   7,000           Leased
Taylorville,    Extrusion plant &  40,000          Owned
IL              offices
                                   5,000           Leased
Warsaw, IN      Extrusion plant &  231,000         Owned
                offices
                                   170,000         Leased
Wichita, KS     Extrusion plant &  62,000          Owned
                offices
                                   143,000         Leased
Cornwall #1,    Extrusion plant &  38,000          Leased
Ontario         offices
Cornwall #2,    Extrusion plant &  64,000          Leased
Ontario         offices
Granby, Quebec  Extrusion plant &  75,000          Owned
                offices
                                   2,700,000




Color & Specialty Compounds

Location       Description           Size in Square  Owned/Leased
                                     Feet
Cape           Compounding plant &   56,000          Owned
Girardeau, MO  offices
                                     60,000          Leased
Charleston, SC Compounding plant &   97,000          Leased
               offices
Conneaut, OH   Compounding plant &   94,000          Owned
               offices
Conshohocken,  Calendering plant &   42,000          Owned
PA             offices
Donora #1, PA  Compounding plant &   142,000         Owned
               offices
Donora #2, PA  Compounding plant &   88,000          Owned
               offices
Kearny, NJ     Compounding plant &   57,000          Owned
               offices
                                     3,000           Leased
Lake Charles,  Compounding plant &   55,000          Owned
LA             offices
Lockport, NY   Compounding plant &   45,000          Owned
               offices
St. Clair, MI  Compounding plant &   71,000          Owned
               offices
Stratford,     Color plant &         65,000          Owned
Ontario        offices
Donchery,      Compounding plant &   30,000          Owned
France         offices

                                     905,000

Molded & Profile Products

Location        Description           Size in        Owned/Leased
                                      Square Feet
Des Moines, IA  Acrylic Products      53,000         Leased
El Monte, CA    Profile Plant &       63,000         Leased
                Offices
Greensboro, GA  Profile Plant         -*
McPherson, KS   Profile Plant         -*
Melbourne, FL   Acrylic Products      52,000         Leased
Rockledge, FL   Acrylic Products      38,000         Leased
Rancho          Injection Molding     17,000         Leased
Cucamonga, CA   plant & offices
Warsaw, Indiana Injection Molding     41,000         Owned
                plant & offices       28,000         Leased
Brampton,       Injection Molding     100,000        Leased
Ontario         plant & offices
Cookshire,      Injection Molding     140,000        Owned
Quebec          plant & offices
Toronto,        Injection Molding     73,000         Leased
Ontario         plant & offices
Winnipeg,       Profile Plant &       16,000         Owned
Manitoba        Offices

                                      621,000

             *Profile production conducted in same facility as the Extruded Sheet & Rollstock plant noted above.

   In addition, the Company leases office facilities for its corporate headquarters in St. Louis, Missouri and for administrative offices in Washington, Pennsylvania, the aggregate square footage of which is approximately 25,000.


   The plants located at the premises listed above are equipped with 124 sheet extrusion lines, 84 of which run multi-layered materials, 29 casting machines, 45 profile extrusion lines, 38 general compounding lines, 18 color compounding lines, 98 injection molding machines, 22 printing machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $20 million in fiscal 2001) are adequate for the level of business anticipated in fiscal 2001.


Item 3.   LEGAL PROCEEDINGS

   The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations. The Company currently has no material litigation with respect to any environmental matters.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 28, 2000.


PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The information on page 29 and 31 of the 2000 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 31 present the cash dividends declared in fiscal 1999 consisting of four quarterly payments at seven cents per share and the cash dividends declared in fiscal 2000 consisting of four
quarterly payments at eight and one-half  cents per share.   On December 6,
2000, the Company declared a dividend of nine and one-half cents per share payable on January 17, 2001. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.
Item 6.   SELECTED FINANCIAL DATA

   The information on page 29 of the 2000 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

   The information on pages 9, 10, 11, 12, and 13 of the 2000 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

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

     Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation, and International Operations) included herein on pages 8 and 9, other important factors which have impacted and could impact the Company's operations and results, include: (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions; (2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. However, the Company continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses; and (3) our products are sold in a number of end markets which tend to be cyclical in nature, including transportation, building and construction, bath/pool and spa, and electronics and appliances. A downturn in one or more of these end markets could have a material adverse effect on our sales and operating profit.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information entitled "Quarterly Financial Information" on page 27 of the 2000 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

   In addition, the financial statements of the Registrant filed herewith are set forth in Item 14 and included in Part IV of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

   None.

                      PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission on or about January 22, 2001, is incorporated herein by reference in response to this item.

   Information concerning the Executive Officers of the Company is contained on page 11 in Part I of this Report.



Item 11.   EXECUTIVE COMPENSATION

   The information contained in the sections entitled "Executive Compensation" and "Board Committees and Compensation" of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission on or about January 22, 2001, is incorporated herein by reference in response to this item.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission on or about January 22, 2001, is incorporated herein by reference in response to this item.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the sections entitled "Election of Directors," "Executive Compensation" and "Certain Business Relationships and Transactions" of the Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission on or about January 22, 2001, is incorporated herein by reference in response to this item.


PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Financial Statements and Financial Statement Schedules

   The following financial statements and financial statement schedules are incorporated by reference from the 2000 Annual Report to Shareholders, to be filed with the Commission on or about January 22, 2001, and/or filed as part of this Form 10-K:


Page
                                                          Annual Report
                                             Form 10-K    to Shareholders

   Report of Independent Public Accountants    F-1          28

   Financial Statements

      Consolidated Balance Sheet               -            14

      Consolidated Statement of Operations     -            15

      Consolidated Statement of Shareholders'
       Equity                                  -            16

      Consolidated Statement of Cash Flows     -            17

     Notes To Consolidated
     Financial Statements                      -          18-27

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


   (b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


   (c)   Exhibits

   The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

     3.1(1)    Restated Certificate of Incorporation
     3.2  Amended and Restated By-Laws
   10.1(2)     Asset Purchase Agreement between Spartech Corporation, High
          Performance Plastics, Inc., Uniroyal HPP Holdings, Inc. and Uniroyal Technology Corporation, dated December 24, 1999
   10.2(3)     Amended and Restated Employment Agreement dated November 1, 1999, between Bradley B. Buechler and Spartech Corporation
   10.3(4)     Amended and Restated Employment Agreement dated November 1, 1999, between David B. Mueller and Spartech Corporation
   10.4 Transition Agreement and Consulting Agreement dated August 3, 2000, between David B. Mueller and Spartech Corporation
   10.5(5)     Employment Agreement dated January 1, 2000 between Randy C.
          Martin and Spartech Corporation
   10.6(6)     Employment Agreement dated January 1, 2000 between David G.
          Pocost and Spartech Corporation
   10.7(7)     Employment Agreement dated April 30, 1999 between Jeffrey D.
          Fisher and Spartech Corporation
   10.8(8)     Spartech Corporation Incentive Stock Option Plan dated July 26,
          1991 as amended November 1, 1997
   10.9(9)     Spartech Corporation Amended and Restated Restricted Stock Option
          Plan
   11     Statement re Computation of Per Share Earnings
   13     Pages 9 through 29 and 31 of 2000 Annual Report to Shareholders
   21     Subsidiaries of Registrant
   23     Consent of Independent Public Accountants
   24     Powers of Attorney
   Notes to Exhibits
   (1)Filed as Exhibit 3.1 to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
   (2)Filed as Exhibit 2 to the Company's Form 8-K filed with the Commission on March 14, 2000 and incorporated herein by reference.
   (3)Filed as Exhibit 10(A) to the Company's annual report on Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
   (4)  Filed as Exhibit 10(B) to the Company's annual report on
                 Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
   (5)  Filed as Exhibit 10(G) to the Company's annual report on
                  Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
   (6)  Filed as Exhibit 10(H) to the Company's annual report on
                    Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
   (7)Filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1999, filed with the Commission on August 31, 1999 and incorporated herein by reference.
   (8)Filed as Exhibit 4.1 to the Company's Form S-8 (File No. 333-
       60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
   (9)Filed as Exhibit 4.1 to the Company's Form 8-K filed with the Commission on December 6, 1999 and incorporated herein by reference.
SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 18, 2001                         By:   /s/ Bradley B. Buechler______
        (Date)                                    Bradley B. Buechler
                                                  Chairman, President and Chief
                                                  Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                     SIGNATURES                           TITLE

January 18, 2001     /s/ Bradley B. Buechler______Chairman, President, Chief
                         Bradley B. Buechler        Executive Officer, and
                                                    Director (Principal
                                                    Executive Officer)

January 18, 2001    /s/ Randy C. Martin     ______Executive Vice President and
                    Randy C. Martin                 Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

January 18, 2001    /s/ Ralph B. Andy             Director
                    Ralph B. Andy*

January 18, 2001                                  Director
               W. R. Clerihue*

January 18, 2001    /s/ Roy Dobson                Director
                    Roy Dobson*

January 18, 2001    /s/John R. Kennedy            Director
                    John R. Kennedy*

January 18, 2001    /s/ Calvin J. O'Connor        Director
                    Calvin J. O'Connor*

January 18, 2001    /s/ Jackson W. Robinson       Director
                    Jackson W. Robinson*

January 18, 2001    /s/ Richard B. Scherrer       Director
                    Richard B. Scherrer *


* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney are filed herewith.




                                                  /s/ Bradley B. Buechler______
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in SPARTECH Corporation's 2000 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 5, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


St. Louis, Missouri
December 5, 2000

























F-1





SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED 2000, 1999, AND 1998.
(Dollars in thousands)



                  BALANCE AT    ADDITIONS AND
                  BEGINNING OF  CHARGES TO COSTS              BALANCE AT
DESCRIPTION       PERIOD        AND EXPENSES      WRITE-OFFS  END OF
                                                              PERIOD

October 28, 2000:
Allowance for
Doubtful Accounts $  3,016      $     1,634       $  (1,023)  $  3,627

October 30, 1999:
Allowance for
Doubtful Accounts $  2,430      $     1,467       $  (881)    $  3,016

October 31, 1998:
Allowance for
Doubtful Accounts $  2,212      $     1,912       $  (1,694)  $  2,430



   Fiscal year 1998, 1999 and 2000 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Polycom Huntsman, Inc. in March 1998, Prismaplast Canada Ltd. in April 1998, Anjac-Doron Plastics, Inc. in October 1998, Lustro Plastics, Company, L.L.C. in January 1999, Alltrista Plastic Packaging Company Division of Alltrista Corporation in May 1999, Accura Molding Company Ltd. in October 1999, OS Plastics Division of Innocan Capital Inc. in October 1999, Geoplast PVC Division of RAE Capital Corp. in October 1999, Uniroyal Technology Corporation's High Performance Plastics Group in February 2000, and Alshin Tire Corporation in October 2000.



F-2