Form 10-K/A
period 2000-10-28
SPARTECH CORP
filed 2001-01-24
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-K/A
                         (AMENDMENT NO. 1 to Form 10-K)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES   /X/     NO/ /

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

                       Documents incorporated by reference
   1) Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
   2)  Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of
   Shareholders are incorporated         by reference into Part III.
Spartech Corporation hereby amends its Annual Report on Form 10-K for the year ended October 28, 2000 to include the Amended and Restated By-Laws as Exhibit 3.2.


   (c)   Exhibits

   The following additional Exhibit required to be filed by Item 601(a) of Regulation S-K, inadvertently omitted from the original filing of Form 10-K, is being filed:


     3.2  Amended and Restated By-Laws

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 24, 2001                         By: /s/Bradley B. Buechler
         (Date)                                 Bradley B. Buechler
                                                Chairman, President and Chief
                                                Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   DATE                  SIGNATURES                        TITLE

January 24, 2001    /s/Bradley B. Buechler        Chairman, President, Chief
                    Bradley B. Buechler           Executive Officer, and
                                                  Director (Principal Executive
                                                  Officer)

January 24, 2001    /s/Randy C. Martin            Executive Vice President and
                    Randy C. Martin               Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)


January 18, 2001    /S/ Ralph B. Andy             Director
                    Ralph B. Andy*

January 18, 2001                                  Director
                    W. R. Clerihue

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



                                                  /s/Bradley B. Buechler
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact