Form 10-Q
period 2001-02-03
SPARTECH CORP
filed 2001-03-13
CIK 77597

7


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 3, 2001


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

Yes   x   No


     Number of shares outstanding as of February 3, 2001:

     Common Stock, $.75 par value per share            26,608,318



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                February 3, 2001



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of February 3, 2001 and October 28, 2000       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          February 3, 2001 and January 29, 2000             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          February 3, 2001 and January 29, 2000             5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   10


PART II.  OTHER INFORMATION                               14

          SIGNATURES                                      15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          Feb. 3, 2001
                                           (unaudited)    Oct. 28, 2000
Current Assets
  Cash and equivalents                      $  11,727       $  10,495
  Receivables, net                            127,679         143,733
  Inventories                                 100,657          95,130
  Prepayments and other                         9,146           8,443
     Total Current Assets                     249,209         257,801

Property, Plant and Equipment                 418,967         412,373
  Less accumulated depreciation               108,047         100,752
     Net Property, Plant and Equipment        310,920         311,621

Goodwill                                      303,096         305,153

Other Assets                                   15,257          14,394
                                             $878,482        $888,969

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 18,548       $  18,667
  Accounts payable                             85,676          90,077
  Accrued liabilities                          30,180          38,016
     Total Current Liabilities                134,404         146,760

Long-Term Debt, Less Current Maturities       334,212         334,178

Other Liabilities                              48,338          47,009

     Total Long-Term Liabilities              382,550         381,187
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 28,067,023
     shares issued in 2001 and 2000            21,039          21,039
  Contributed capital                          95,021          95,241
  Retained earnings                           132,174         126,149
  Treasury stock, at cost, 1,458,705 shares
     in 2001 and 1,203,456 shares in 2000    (29,391)        (25,306)
  Accumulated Other Comprehensive Income      (7,315)         (6,101)

     Total Shareholders' Equity               211,528         211,022
                                             $878,482        $888,969


See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                                  QUARTER ENDED
                                           Feb. 3, 2001   Jan. 29, 2000

Net Sales                                    $234,685        $198,455

Costs and Expenses
  Cost of sales                               195,031         162,335
  Selling and administrative                   14,103          11,991
  Amortization of intangibles                   2,050           1,139
                                              211,184         175,465

Operating Earnings                             23,501          22,990
  Interest                                      7,141           3,714
  Distributions on
    preferred securities of
    Spartech Capital Trust                      2,562             813

Earnings Before Income Taxes                   13,798          18,463
  Income Taxes                                  5,243           7,296

Net Earnings                                 $  8,555        $ 11,167


Net Earnings Per Common Share:

  Basic                                      $    .32        $    .41
  Diluted                                    $    .32        $    .39

Dividends Per Common Share                   $   .095        $   .085











See accompanying notes to consolidated financial statements.






                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Feb. 3, 2001   Jan. 29, 2000

Cash Flows from Operating Activities
  Net earnings                               $  8,555       $  11,167
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            9,065           6,673
       Change in current assets and
          liabilities                         (3,264)        (19,970)
  Other, net                                    (402)           1,142
     Net cash provided by (used for)
       operating activities                    13,954           (988)

Cash Flows from Investing Activities
  Capital expenditures                        (5,411)         (6,489)
  Business Acquisitions                             -         (4,893)
  Retirement of assets                            249               3
     Net cash used for investing activities   (5,162)        (11,379)

Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions         -           4,893
  Net borrowings (payments) on revolving
     credit facilities                            206          11,233
  Payments on bonds and leases                  (669)         (1,442)
  Cash dividends on common stock              (2,530)         (2,346)
  Stock options exercised                         521           2,061
  Treasury stock acquired                     (4,987)         (4,877)
     Net cash (used for) provided by
       financing activities                   (7,459)           9,522

  Effect of exchange rate changes on cash
     and equivalents                            (101)            (25)

Increase (Decrease) In Cash and Equivalents     1,232         (2,870)

Cash and Equivalents At Beginning Of Period    10,495           8,890

Cash and Equivalents At End Of Period       $  11,727        $  6,020


See accompanying notes to consolidated financial statements.





                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      Our consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries. These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our October 28, 2000 Annual Report on Form 10-K.

      Our fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 will include 53 weeks compared to 52 weeks in 2000. As a result, the first quarter ended February 3, 2001 consists of 14 weeks, compared to the 13-week first quarter ended January 29, 2000. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at February 3, 2001 and October 28, 2000 are comprised  of the following components:

                                               2001            2000
          Raw materials                      $ 58,719        $ 55,253
          Finished goods                       41,938          39,877

                                            $ 100,657        $ 95,130



NOTE C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarter ended February 3, 2001 and January 29, 2000 is as follows:

                                               2001            2000
  Cash paid for:
     Interest                                $  7,012        $  2,126
     Income taxes                            $    377        $    348




                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended February 3, 2001 and January 29, 2000:

                                                   QUARTER ENDED
                                           Feb. 3, 2001   Jan. 29, 2000

Net Earnings                                 $  8,555         $ 11,167
Foreign currency translation
  adjustments                                     762              366
Cash flow hedge adjustments                   (1,976)                -
     Total Comprehensive Income              $  7,341         $ 11,533


Note E - Segment Information
  Spartech's fifty-one facilities are organized into three reportable segments based on the nature of the products manufactured.

                                 Quarter Ended
Ne                 Feb. 3, 2001                 Jan. 29, 2000
 t
Sa
le
 s
 *
   Extruded Sheet & Rollstock        $  152,660     $   124,039
   Color & Specialty Compounds           55,944          55,723
   Molded & Profile Products             26,081          18,693
To                                  $  234,685     $   198,455
ta
 l
Ne
 t
Sa
le
 s

Op
er
at
in
 g
Ea
rn
in
gs
   Extruded Sheet & Rollstock        $   16,668     $    14,655
   Color & Specialty Compounds            6,187           6,923
   Molded & Profile Products              2,372           2,090
   Corporate/Other                      (1,726)           (678)
To                                  $   23,501     $    22,990
ta
 l
Op
er
at
in
 g
Ea
rn
in
gs

 *
Ex
cl
ud
es
in
te
rs
eg
me
nt
sa
le
 s
of
$8
,5
41
in
20
01
an
 d

$6
,1
38
in
20
00
pr
im
ar
il
 y
fr
om
th
 e
Co
lo
 r
 &
Sp
ec
ia
lt
 y

Co
mp
ou
nd
 s
se
gm
en
 t


Note F - Recently Issued Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was effective for the Company as of October 29, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. On November 8, 2000, the Company entered into an interest rate swap as a hedge of $125,000 of variable rate credit facilities. As of February 3, 2001, the Company has recorded approximately $2.0 million as a liability and a reduction of comprehensive income reflecting the reduction in value related to the decline in interest rates since the interest rate swap's inception.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 will include 53 weeks compared to 52 weeks in 2000. As a result, the first quarter ended February 3, 2001 consists of 14 weeks, compared to the 13-week first quarter ended January 29, 2000. The operating results presented below include discussions on a percentage of sales basis for more meaningful comparisons.

      Net sales for the first quarter ended February 3, 2001 increased by 18% to $234.7 million, as compared to $198.5 million during the first quarter last year primarily due to the new volume from our two fiscal 2000 acquisitions coupled with the benefit of the additional week in this year's first quarter. The Company's fiscal 2001 first quarter operating earnings were $23.5 million, up 2% compared to the $23.0 million reported for the same quarter last year. First quarter 2001 net earnings were $8.6 million, or $0.32 per diluted share, compared to the $11.2 million, or $0.39 per diluted share, reported in 2000.

      Net  sales  of  the Custom Sheet & Rollstock segment increased  to  $152.7 million. Strong packaging volume, along with new business from recent acquisitions and an additional week's activity, more than offset slowdowns in the transportation and building & construction markets and West Coast production problems related to the California energy situation. Net sales of the Color & Specialty Compound segment approximated last year's volumes, despite an additional week's activity, principally due to its greater level of business with the weak automotive market. The Molded & Profile Products segment benefited from the fiscal year 2000 acquisitions of Alshin Corporation and the Townsend operation of High Performance Plastics, Inc. Sales for this group were up 40% to $26.1 million as compared to $18.7 million in the first quarter last year.

      Cost of sales increased 20% to $195.0 million for the quarter ended February 3, 2001, compared with $162.3 million for the first quarter 2000, but increased to 83.1% of net sales for 2001 from 81.8% for 2000. The less favorable cost of sales percentage in 2001 primarily relates to an increase in resin prices.

      Selling and administrative expenses of $14.1 million for the first quarter of 2001 increased when compared to $12.0 million for the first quarter of 2000, but remained at 6.0% of net sales.

      Operating earnings for the quarter ended February 3, 2001 were $23.5 million (10.0% of net sales) compared to $23.0 million (11.6% of net sales) for the corresponding period in 2000. The increase in operating earnings was achieved through the increased sales levels, the additional week in the first quarter 2001 and increase in sales of higher margin Alloy Plastics. The reduction of operating earnings as a percentage of net sales represents the affect of costs related the California brownouts, the impact of higher resin prices passed through in the sales price that lowers our margin percentage, and the affect of competitive pricing due to the economic slowdown in certain markets.

      Interest expense and distributions on preferred securities of $9.7 million for the quarter ended February 3, 2001 increased from $4.5 million for the same period in 2000 primarily as a result of borrowings related to the acquisitions completed in 2000, the extra week, and an increase in working capital due to the increase in resin costs.

      Our effective tax rate was 38.0% for the first quarter of 2001 compared to 39.5% in 2000 reflecting an improvement in our combined state tax rate.

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

      The plastic resins we use in our production process are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. Accordingly, our raw materials are only somewhat affected by supply, demand, and price trends of the petroleum industry. The pricing of resins tends to be independent of crude oil or natural gas except in periods of anticipated or actual shortages. We are not aware of any trends in the petroleum industry which will significantly affect its sources of raw materials in 2001.


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support its operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:
                                                  First Quarter
                                                2001           2000
                                              (Dollars in millions)
  Net cash provided by (used for)
     operating activities                    $   14.0    $     (1.0)

  Net cash used for
     investing activities                    $   (5.2)    $   (11.4)
  Net cash (used for) provided by
     financing activities                    $   (7.5)  $       9.5

  Increase (Decrease) in cash
     and equivalents                          $   1.2     $    (2.9)

     Operating cash flow provided by net earnings decreased 23% to $8.6 million. Operating cash flows provided by changes in accounts receivable totaled $16.4 million due to seasonally lower sales in the first quarter. Operating cash flows used for changes in inventory totaled $5.3 million due the typical transition to what is traditionally our highest sales level in the second quarter of our fiscal year. Operating cash flows used for changes in accounts payable totaled $11.7 due to conversion of some significant resin purchases to more favorable discounting terms.

     Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the quarter ended February 3, 2001 were $5.4 million as compared to $6.5 million for the first quarter of 2000. We anticipate total capital expenditures of approximately $19 million for fiscal 2001.

     The cash flows used for financing activities was $7.5 million for the first quarter of 2001. The primary activity was the net bank repayments of $.5 million, cash dividend payments of $2.5 million, and treasury stock purchases, net of option proceeds, of $4.5 million.

Financing Arrangements

     On November 8, 2000 the Company entered into an interest rate swap for $125 million of its fixed LIBOR loans outstanding. Under the swap arrangement, the Company's LIBOR rate is fixed at 6.48%, plus the borrowing margin, for a period of two years.

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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   March 13, 2001             ________/s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive   Officer)




                                   ________/s/ Randy C. Martin____ ____
                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)