Form 10-Q
period 2001-05-05
SPARTECH CORP
filed 2001-06-12
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001


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

Yes   x   No


     Number of common shares outstanding as of May 5, 2001:

     COMMON STOCK, $.75 PAR VALUE PER SHARE            26,695,531



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                   MAY 5, 2001



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of May 5, 2001 and October 28, 2000            3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended May 5, 2001 and April 29, 2000              4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for six months ended
          May 5, 2001 and April 29, 2000                    5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10


PART II.  OTHER INFORMATION                                13

          SIGNATURES                                       14

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEET
             (Dollars in thousands, except share amounts)

                                ASSETS
                                          MAY 5, 2001
                                           (UNAUDITED)    OCT. 28, 2000
CURRENT ASSETS
  Cash and equivalents                       $  9,396       $  10,495
  Receivables, net                            144,701         143,733
  Inventories                                 101,733          95,130
  Prepayments and other                         8,797           8,443
                                             --------        --------
     TOTAL CURRENT ASSETS                     264,627         257,801

PROPERTY, PLANT AND EQUIPMENT                 420,373         412,373
  Less accumulated depreciation               114,689         100,752
                                             --------        --------
     NET PROPERTY, PLANT AND EQUIPMENT        305,684         311,621

GOODWILL                                      301,048         305,153

OTHER ASSETS                                   15,380          14,394
                                             --------        --------
                                             $886,739        $888,969
                                             ========        ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt       $ 18,524       $  18,667
  Accounts payable                             99,359          90,077
  Accrued liabilities                          34,539          38,016
                                             --------        --------
     TOTAL CURRENT LIABILITIES                152,422         146,760
                                             --------        --------

LONG-TERM DEBT, LESS CURRENT MATURITIES       318,760         334,178

OTHER LIABILITIES                              48,792          47,009
                                             --------        --------

     TOTAL LONG-TERM LIABILITIES              367,552         381,187
                                             --------        --------

COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   CONVERTIBLE PREFERRED SECURITIES OF
   SPARTECH CAPITAL TRUST HOLDING SOLELY
   CONVERTIBLE SUBORDINATED DEBENTURES        150,000         150,000

SHAREHOLDERS' EQUITY
  Common stock, 28,067,023
     shares issued in 2001 and 2000            21,039          21,039
  Contributed capital                          95,449          95,241
  Retained earnings                           139,763         126,149
  Treasury stock, at cost, 1,371,492 shares
     in 2001 and 1,203,456 shares in 2000    (28,897)        (25,306)
  Accumulated Other Comprehensive Income     (10,589)         (6,101)
                                             --------        --------

     TOTAL SHAREHOLDERS' EQUITY               216,765         211,022
                                             --------        --------

                                             $886,739        $888,969
                                             ========        ========

See accompanying notes to consolidated financial statements.


                 SPARTECH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                 MAY 5,  APRIL 29,   MAY 5,  APRIL 29,
                                 2001      2000      2001      2000

NET SALES                       $245,798  $256,660  $480,483  $455,115
                                --------  --------  --------  --------

COSTS AND EXPENSES
  Cost of sales                  203,092   210,724   398,123   373,059
  Selling and administrative      15,074    14,495    29,177    26,486
  Amortization of intangibles      2,040     1,578     4,090     2,717
                                --------  --------  --------  --------
                                 220,206   226,797   431,390   402,262
                                --------  --------  --------  --------

OPERATING EARNINGS                25,592    29,863    49,093    52,853
  Interest                         6,702     5,058    13,843     8,772
  Distributions on
   preferred securities of
   Spartech capital trusts         2,563     2,197     5,125     3,010
                                --------  --------  --------  --------
EARNINGS BEFORE INCOME TAXES      16,327    22,608    30,125    41,071
  Income Taxes                     6,204     8,827    11,447    16,123
                                --------  --------  --------  --------
NET EARNINGS                    $ 10,123 $  13,781  $ 18,678  $ 24,948
                                ========  ========  ========  ========


NET EARNINGS PER COMMON SHARE:

  Basic                         $    .38  $    .50  $    .70  $    .91
                                ========  ========  ========  ========

  Diluted                       $    .37  $    .47  $    .69  $    .86
                                ========  ========  ========  ========


DIVIDENDS PER COMMON SHARE      $   .095  $   .085  $   .190  $   .170
                                ========  ========  ========  ========

See accompanying notes to consolidated financial statements.



                 SPARTECH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 (Unaudited and dollars in thousands)

                                                 SIX MONTHS ENDED
                                            MAY 5, 2001 APRIL 29, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                              $  18,678        $ 24,948
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           18,081          14,823
       Change in current assets and
          liabilities, net of effects of
          acquisitions                        (4,926)        (28,277)
       Other, net                                 203           3,141
                                              -------        --------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                              32,036          14,635
                                              -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                        (8,568)        (14,367)
  Retirement of assets                            448              65
  Business Acquisitions                             -       (216,304)
                                              -------        --------
     NET CASH USED FOR INVESTING ACTIVITIES   (8,120)       (230,606)
                                              -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank borrowings for business acquisitions         -         216,304
  Net borrowings (payments) on revolving
     credit facilities                       (15,071)          15,068
  Payments on bonds and leases                  (631)         (1,316)
  Debt issuance costs                               -         (1,024)
  Cash dividends on common stock              (5,065)         (4,701)
  Stock options exercised                         899           1,367
  Treasury stock acquired                     (5,068)         (9,092)
                                              -------        --------
     NET CASH (USED FOR) PROVIDED BY
       FINANCING ACTIVITIES                  (24,936)         216,606
                                              -------        --------
  Effect of exchange rate changes on cash
     and equivalents                             (79)              14
                                              -------        --------
(DECREASE) INCREASE  IN CASH AND EQUIVALENTS  (1,099)             649

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD    10,495           8,890
                                              -------        --------
CASH AND EQUIVALENTS AT END OF PERIOD        $  9,396        $  9,539
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

      Our fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 will include 53 weeks compared to 52 weeks in 2000. As a result, the six months ended May 5, 2001 consists of 27 weeks, compared to the 26 weeks in the six months ended April 29, 2000. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


NOTE B - INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out)
or  market.   Inventories  at May 5, 2001  and  October  28,  2000  are
comprised of the following components:

                                               2001            2000
          Raw materials                      $ 61,194        $ 55,253
          Finished goods                       40,539          39,877
                                             --------        --------
                                             $101,733        $ 95,130
                                             ========        ========

















                 SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited and dollars in thousands, except per share amounts)


NOTE C - CASH FLOW INFORMATION

     Supplemental information on cash flows and noncash transactions for the six months ended May 5, 2001 and April 29, 2000 is as follows:

                                               2001            2000
  Cash paid for:
     Interest                                $ 17,715        $ 10,913
                                             ========        ========
     Income taxes                            $  6,159        $ 13,107
                                             ========        ========



NOTE D - COMPREHENSIVE INCOME

          Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to total comprehensive income for the quarter and six months ended May 5, 2001 and April 29, 2000 was as follows:

                              QUARTER ENDED     SIX MONTHS ENDED
                            MAY 5,  APRIL 29,   MAY 5,   APRIL 29
                            2001     2000      2001         2000
Net Earnings                $ 10,123 $ 13,781  $ 18,678   $ 24,948
Foreign currency
  translation adjustments     (1,220)   (884)     (458)      (518)
Cash flow hedge adjustments   (2,054)       0    (4,030)         0
                             -------  -------  --------   --------
Total Comprehensive Income   $ 6,849 $ 12,897  $ 14,190   $ 24,430
                             ======= ========  ========   ========


                 SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Unaudited and dollars in thousands, except per share amounts)


NOTE E - SEGMENT INFORMATION

  Spartech's fifty facilities are organized into three reportable segments based on the nature of the products manufactured.

                                     QUARTER             SIX MONTHS
                                      ENDED
                                2001        2000       2001       2000
NET SALES*

  Custom Sheet & Rollstock     $162,880   $165,842  $315,540    $ 289,881
  Color & Specialty Compounds    57,372     62,306   113,316      118,029
  Molded & Profile Products      25,546     28,512    51,627       47,205
                              ---------  --------- ---------    ---------
     TOTAL NET SALES           $245,798   $256,660  $480,483    $ 455,115
                             =========  ========= =========   ==========

OPERATING EARNINGS

  Custom Sheet & Rollstock     $ 18,583   $ 20,392  $ 35,251    $  35,047
  Color & Specialty Compounds     6,629      8,067    12,816       14,990
  Molded & Profile Products       2,946      3,989     5,318        6,079
  Corporate/Other               (2,566)     (2,585)    (4,292)      (3,263)
                              ---------  --------- ---------    ---------
     TOTAL OPERATING EARNINGS  $ 25,592   $ 29,863  $ 49,093    $  52,853
                             =========  ========= =========   ==========

  * Excludes intersegment sales of $6,794 and $6,616 for the three months ended May 5, 2001 and April 29, 2000, respectively, and $15,335 and $12,754 for the six months ended May 5, 2001 and April 29, 2000, respectively.





NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was effective for the Company as of October 29, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. On November 8, 2000, the Company entered into an interest rate swap as a hedge of $125,000 of variable rate credit facilities. As of May 5, 2001, the Company has recorded approximately $4.0 million as a liability and a reduction of comprehensive income reflecting the reduction in value related to the decline in interest rates since the interest rate swap's inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


      The Company's fiscal year ends on the Saturday closest to October
31. Fiscal year 2001 will include 53 weeks compared to 52 weeks in 2000. As a result, the six months ended May 5, 2001 consists of 27 weeks, compared to the 26 weeks in the first six months ended April 29, 2000. The operating results presented below include discussions on a percentage of sales basis for more meaningful comparisons.

      Net sales were $245.8 million and $480.5 million for the quarter and six months ended May 5, 2001, representing a 4% decrease and 6% increase from the similar periods in 2000. Fiscal 2000 acquisitions accounted for the increase during the first six months. The primary reason for the decrease during the quarter was the reduction in resin pricing impacting the sales price, offset partially by the positive affect of sales for the companies acquired in fiscal 2000. Also during the quarter, decreases for the slow down in the volume sold to the automotive and manufactured housing markets were mostly offset with changes in product mix to higher value products. The Company's fiscal 2001 second quarter and six-month operating earnings were $25.6 million and $49.1 million compared to the $29.9 million and $52.9 million reported for the same periods last year. Second quarter and six month 2001 net earnings were $10.1 million and $18.7 million, or $0.37 and $0.69 per diluted share, compared to the $13.8 million and $24.9 million, or $0.47 and $0.86 per diluted share, reported in 2000.


      Our Custom Sheet & Rollstock segment generated sales of $315.5 million during the first six months of 2001 up 9% compared to the
$289.9 million in the first six months of 2000 primarily due to the fiscal 2000 acquisition of Uniroyal's HPP Group. Sales decreased 4% for the Color & Specialty Compounds group to $113.3 million in the first six months of 2001 due to its greater level of business with the automotive industry. Our Molded & Profile Products group generated $51.6 million in sales for the first six months of 2001 up 9% from the prior year. This increase was primarily related to fiscal 2000 acquisitions.

     Cost of sales increased to $398.1 million for the six months ended May 5, 2001, compared with $373.1 million for the same period in 2000, and increased to 82.9% of net sales for 2001 from 82.0% for 2000. Our slightly less favorable cost of sales percentage in 2001 represents the impact on productivity of weak demand in the transportation and manufactured housing markets.

     Selling and administrative expenses were $29.2 million for the six months ended May 5, 2001 compared to $26.5 million for the similar periods in 2000. On a percentage of net sales basis, selling and administrative costs for the six months increased to 6.0% from 5.8% in 2000. Increased bad debt expense and the fiscal 2000 acquisitions were the primary reasons for the increase.

     Operating earnings for the six months ended May 5, 2001 were $49.1 million (10.2% of net sales) compared to $52.9 million (11.6% of net sales) for the six months in 2000. The decrease in operating earnings was primarily due to sluggish demand in the transportation and building & construction markets and the increased bad debt expense.

       Interest expense and Distributions on Preferred Securities Distributions for the six months ended May 5, 2001 of $19.0 million increased from $11.8 million for the same period in 2000 as a result of borrowings related to the acquisitions completed in 2000.

      Our effective tax rate was approximately 38.0% and 39.3% for the six months ending May 5, 2001 and April 29, 2000 reflecting an improvement in our combined state tax rate.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Our cash flows for the periods indicated are summarized as follows:

                                                    SIX MONTHS
                                               2001            2000
                                              (Dollars in millions)
  Net cash provided by
     operating activities                   $    32.0        $  14.6

  Net cash used for
     investing activities                   $    (8.1)       $(230.6)
  Net cash (used for)provided by
     financing activities                   $   (24.9)       $ 216.6

  (Decrease) Increase in cash and equivalents$   (1.1)       $    .6


  Operating cash flow provided by net earnings decreased 25.1% to $18.7 in the first half of 2001 compared to the corresponding period of the prior year. Operating cash flows used for changes in working capital totaled $4.9 million for the six months ended May 5, 2001 as compared to $28.3 million in 2000. The larger fiscal 2000 working capital increase was the result of several inventory pre-buys, increasing resin prices and higher sales volume during that period.

   Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital
expenditures   are   primarily  incurred  to   maintain   and   improve
productivity, as well as to modernize and expand facilities. Capital expenditures for the six months ended May 5, 2001 and April 29, 2000 were $8.6 million and $14.4 million, respectively. We anticipate total fiscal 2001 capital expenditures of less than $20 million. While this amount is well under our $29.2 million incurred in fiscal 2000, it is sufficient for all expected maintenance and operating enhancements desired in 2001.

      The cash flows used for financing activities were $24.9 million for the first six months of 2001. The primary activity was the paydown of bank borrowings of $15.7 million, cash dividend payments of $5.1 million, and purchases of treasury stock, net of options exercised, of $4.2 million.




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


                      PART II - OTHER INFORMATION

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Annual Shareholders    meeting    held    March    14,     2001,
               Mr. Bradley B. Buechler was elected as a Director of the Company with 25,704,964 votes for, 16,047 against, and 555,974 abstentions. Mr. Calvin J. O'Connor was also elected as a director of the Company with 25,707,898 votes for, 13,023 against, and 555,974 abstentions. Mr. Randy C. Martin was also elected as a Director of the Company with 25,709,501 votes for, 11,510 against, and 555,974 abstentions. The Company's 2001 Stock Option Plan was approved with 19,539,525 votes for, 5,261,281 against and 39,474 abstentions. Arthur Andersen LLP was ratified as the Company's auditors with 26,178,778 votes for, 61,521 against, and 16,979 abstentions.

ITEM 6 (A).    EXHIBITS

               4 Rights Agreement, dated as of April 2, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent, which includes the form of Certificate of Designations with respect to the Series Z
                  Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock as Exhibit C filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.

               11 Statement re Computation of Per Share Earnings

ITEM 6 (B).    REPORTS ON FORM 8-K

               A report on Form 8-K, dated April 5, 2001, the Special Committee of the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of our common stock, par value $.75 per share. The dividend is payable on April 13, 2001 to our stockholders of record at the close of business on April 13, 2001. The Rights are subject to the terms of a Rights Agreement dated April 2, 2001 between the Company and Mellon Investor Services LLC, as the Rights Agent. The Special Committee adopted the Rights Agreement to assist the Company in pursuing its long-term business strategies and enhancing stockholder value, by protecting our stockholders against unsolicited takeover efforts on unfavorable terms. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group which acquires 15% or more of the Company's outstanding common stock after April 2, 2001 without the approval of the Board of Directors

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   June 12, 2001                      /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive
                                          Officer)



Date:  June 12, 2001                      /S/ Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)