Form 10-Q
period 2001-08-04
SPARTECH CORP
filed 2001-09-18
CIK 77597

17


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 4, 2001


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

Yes   x   No


     Number of common shares outstanding as of August 4, 2001:

     Common Stock, $.75 par value per share            26,768,952



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                 August 4, 2001



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of August 4, 2001 and October 28, 2000         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended August 4, 2001 and July 29, 2000            4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          August 4, 2001 and July 29, 2000                  5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    11


PART II.  OTHER INFORMATION                                16

          SIGNATURES                                       17

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                     ASSETS
                                          Aug. 4, 2001
                                           (unaudited)    Oct. 28, 2000
Current Assets
  Cash and equivalents                       $  9,191       $  10,495
  Receivables, net                            130,403         143,733
  Inventories                                  97,457          95,130
  Prepayments and other                         8,481           8,443
     Total Current Assets                     245,532         257,801

Property, Plant and Equipment                 390,286         412,373
  Less accumulated depreciation               113,490         100,752
     Net Property, Plant and Equipment        276,796         311,621

Goodwill                                      294,590         305,153

Other Assets                                   16,129          14,394
                                             $833,047        $888,969

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 18,208       $  18,667
  Accounts payable                             82,075          90,077
  Accrued liabilities                          25,578          38,016

     Total Current Liabilities                125,861         146,760

Long-Term Debt, Less Current Maturities       289,954         334,178

Other Liabilities                              50,493          47,009

     Total Long-Term Liabilities              340,447         381,187
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 28,067,023
     shares issued in 2001 and 2000            21,039          21,039
  Contributed capital                          95,490          95,241
  Retained earnings                           141,883         126,149
  Treasury stock, at cost, 1,298,071 shares
     in 2001 and 1,203,456 shares in 2000    (28,713)        (25,306)
  Accumulated Other Comprehensive Income     (12,960)         (6,101)

     Total Shareholders' Equity               216,739         211,022
                                             $833,047        $888,969

See accompanying notes to consolidated condensed financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      NINE MONTHS ENDED
                                  Aug. 4,            July 29, Aug. 4,      July
29,
                                 2001      2000      2001      2000

Net Sales                       $222,820  $255,935  $703,303  $711,050

Costs and Expenses
  Cost of sales                  186,296   208,250   584,419   581,309
  Selling and administrative      13,865    14,764    43,042    41,250
  Write-down of
  long-lived assets                5,550         -     5,550         -
  Amortization of intangibles      2,040     1,874     6,130     4,591
                                 207,751   224,888   639,141   627,150

Operating Earnings                15,069    31,047    64,162    83,900
  Interest                         5,477     6,099    19,320    14,871
  Distributions on
   preferred securities of
   Spartech capital trusts         2,563     2,563     7,688     5,573

Earnings Before Income Taxes       7,029    22,385    37,154    63,456
  Income Taxes                     2,370     8,781    13,817    24,904

Net Earnings                    $  4,659 $  13,604  $ 23,337  $ 38,552


Net Earnings Per Common Share:

  Basic                         $    .17  $    .50  $    .87  $   1.41
  Diluted                       $    .17  $    .46  $    .87  $   1.32


Dividends Per Common Share      $   .095  $   .085  $   .285  $   .255




See accompanying notes to consolidated condensed financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                 NINE MONTHS ENDED
                                            Aug. 4, 2001July 29, 2000

Cash Flows From Operating Activities
  Net earnings                              $  23,337        $ 38,552
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           27,089          23,827
       Write-down of long-lived assets          5,550               -
       Change in current assets and
          liabilities, net of effects of
          acquisitions                       (12,049)        (27,304)
       Other, net                                 528           1,815
     Net cash provided by operating
       activities                              44,455          36,890

Cash Flows From Investing Activities
  Capital expenditures                       (11,830)        (20,561)
  Retirement of assets                          1,175              86
  Business (Acquisitions)/Dispositions         20,721       (216,765)
     Net cash used for investing activities    10,066       (237,240)

Cash Flows From Financing Activities
  Bank borrowings (payments) for business
     Acquisitions / Dispositions             (20,721)         216,765
  Net borrowings (payments) on revolving
     credit facilities                       (22,640)           8,146
  Payments on bonds and leases                  (762)         (1,565)
  Debt issuance costs                               -         (2,915)
  Cash dividends on common stock              (7,604)         (7,074)
  Stock options exercised                       1,189           1,887
  Treasury stock acquired                     (5,287)        (11,631)
     Net cash (used for) provided by
       financing activities                  (55,825)         203,613

  Effect of exchange rate changes on cash
     and equivalents                                -            (17)

(Decrease) Increase  In Cash and Equivalents  (1,304)           3,246

Cash and Equivalents At Beginning Of Period    10,495           8,890

Cash and Equivalents At End Of Period        $  9,191       $  12,136

See accompanying notes to consolidated condensed financial statements.
                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note A - Basis of Presentation

      Our consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries. These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments and non-recurring expenses discussed in Note G) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our October 28, 2000 Annual Report on Form 10-K.

      Our fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 will include 53 weeks compared to 52 weeks in 2000. As a result, the nine months ended August 4, 2001 consists of 40 weeks, compared to the 39 weeks in the nine months ended July 29, 2000. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.


Note B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at August 4, 2001 and October 28, 2000 are comprised of the following components:

                                               2001            2000
          Raw materials                      $ 60,110        $ 55,253
          Finished goods                       37,347          39,877

                                             $ 97,457        $ 95,130












                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note C - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the nine months ended August 4, 2001 and July 29, 2000 is as follows:

                                               2001            2000
  Cash paid for:
     Interest                                $ 23,868        $ 17,417
     Income taxes                            $  9,254        $ 18,288



Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. A summary of our components of Total Comprehensive Income follows:

                              QUARTER ENDED     NINE MONTHS ENDED
                             Aug. 4, July 29,    Aug. 4,   July 29
                            2001     2000      2001         2000
Net Earnings                 $ 4,659 $ 13,604  $ 23,337   $ 38,552
Foreign currency
  translation adjustments     (1,758)   (219)   (2,216)      (737)
Cash flow hedge adjustments     (612)       -    (4,642)         -
Total Comprehensive Income   $ 2,289 $ 13,385  $ 16,479   $ 37,815

                      SPARTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note E - Segment Information

  Spartech's forty-five facilities are organized into three reportable segments based on the nature of the products manufactured.
                              QUARTER        NINE MONTHS
                               ENDED
N                  2001                    2000       2001        2000
e
t
S
a
l
e
s
*
  Custom Sheet & Rollstock      $148,525   $168,935   $464,065   $ 458,816
  Color & Specialty Compounds     53,143     60,923    166,459     178,952
  Molded & Profile Products       21,152     26,077     72,779      73,282
     Total Net Sales            $222,820   $255,935   $703,303   $ 711,050

O
p
e
r
a
t
i
n
g
E
a
r
n
i
n
g
s
  Custom Sheet & Rollstock      $ 17,457   $ 21,200   $ 52,708   $  56,247
  Color & Specialty Compounds      6,077      8,333     18,893      23,323
  Molded & Profile Products        2,276      3,677      7,594       9,756
  Corporate/Other               (10,741)    (2,163)   (15,033)     (5,426)
     Total Operating Earnings   $ 15,069   $ 31,047   $ 64,162   $  83,900

  * Excludes intersegment sales of $6,631 and $6,075 for the three months ended August 4, 2001 and July 29, 2000, respectively, and $21,966 and $18,829 for the nine months ended August 4, 2001 and July 29, 2000, respectively.




Note F - Recently Adopted Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was effective for the Company as of October 29, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that the changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. On November 8, 2000, the Company entered into an interest rate swap as a hedge of $125,000 of variable rate credit facilities. On June 25, 2001, the Company extended the existing interest rate swap by 2 years to November 2004 and decreased the swap's interest rate by .425%. As of August 4, 2001, the Company has recorded approximately $4.6 million as a liability and a reduction of comprehensive income reflecting the reduction in value related to the decline in interest rates since the interest rate swap's inception.

Note G - Non-Recurring Expenses

     The Company implemented a series of cost reduction actions to further streamline its core operations, increase production efficiencies, and strengthen the Company's position for future growth. These streamlining efforts included the closing of three additional plant facilities (Charleston, South Carolina; Greensboro, Georgia; and Oxnard, California). The majority of the actions, which have already been initiated, will be completed within the next 90 days, and in no event will the closing of the facilities or transfer of business to other Spartech facilities, take more than 9-12 months to be fully affected.

     In connection with these efforts, the Company recorded $9.1 million in non-recurring pre-tax expenses for costs incurred on the operations slated for closedown, including the writedowns for the impairment of long-lived assets.
The non-recurring expenses consisted of $5.6 million related to the impairment of long-lived assets and $3.5 million related to severance, phase out, and other exit costs recorded in cost of sales. The assets impaired are made up of various production machinery & support equipment, and real estate holdings of the effected facilities. The impairment charges adjusted the carrying values of these assets to fair value less the cost to sell. The fair value was determined by using current selling prices for similar assets. All the asset impairment charges and the majority of the non-recurring expenses were reflected as a Corporate/Other operating expense.

Note H - Disposition

     On August 9, 2001, Spartech announced that it completed the sale of its custom molded product businesses based in Canada for $25 million to a group of former managers. These two businesses, Spartech Industries--Thin-Wall Containers and Spartech Industries--Custom Molded Products, consist of three production facilities (two in Ontario and one in Quebec) and represented approximately $35 million of Spartech's fiscal 2000 sales. The proceeds, which consist of approximately $23 million in cash and a $2 million interest-bearing note, contributed cash of $20.7 million in the quarter. The remaining $2.5 million of cash will be received upon final accounting for the transaction, while the note matures in five years.

Note I - Recently Issued Accounting Standard

     In July 2001, The Financial Accounting Standards Board issued Statement No. 141 "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized against earnings, but instead be tested for impairment at least annually. The Company is required to adopt the provisions of Statement 141 immediately. Statement 142 could be effective for the Company's fiscal year 2002, if early adoption is elected; otherwise it will b effective for fiscal 2003.

     The Company currently has unamortized goodwill of approximately $294.6 million, which will be subject to the transition provisions of Statements 141 and 142. Under the new rules, the Company would eliminate the amortization expense related to goodwill (which totaled $6.6 million and $6.1 million for the year ended October 28, 2000 and the nine months ended August 4, 2001, respectively) and record impairment losses, if any, subject to periodic tests for impairment. The Company is currently evaluating the full impact of adopting Statement 142.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


      The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 will include 53 weeks compared to 52 weeks in 2000. As a result, the nine months ended August 4, 2001 consists of 40 weeks, compared to the 39 weeks in the first nine months ended July 29, 2000. The operating results presented below include discussions on a percentage of sales basis for more meaningful comparisons.

      Net sales were $222.8 million and $703.3 million for the quarter and nine months ended August 4, 2001, representing a 13% and 1% decrease from the similar periods in 2000. The primary reason for the decrease during the quarter and nine months was the reduction in resin pricing impacting the sales price and decreases for the slow down in the volume sold to the automotive and manufactured housing markets, partially offset with changes in product mix to higher value products. The Company's fiscal 2001 third quarter operating earnings were 15.1 million or 6.8% of sales after non-recurring expenses ($24.2 million before $9.1 million of non-recurring expenses or 10.8% of sales) compared to the $31.0 million or 12.1% of sales reported for the third quarter last year. The nine months 2001 operating earnings were $64.2 million or 9.1% of sales after non-recurring expenses ($73.3 million before $9.1 million of non-recurring expenses or 10.4% of sales) compared to the $83.9 million or 11.8% of sales reported for the similar period last year. Third quarter and nine month 2001 net earnings, after non-recurring expenses, were $4.7 million and $23.3 million, or $0.17 and $0.87 per diluted share, compared to the $13.6 million and $38.6 million, or $0.46 and $1.32 per diluted share, reported in 2000. Before the impact of the $9.1 million or $.22 per share of after tax non-recurring expenses, third quarter 2001 net earnings per diluted share was $.39 compared with the $.46 in the prior year quarter.

      Our Custom Sheet & Rollstock segment generated sales of $464.1 million during the first nine months of 2001 up 1% compared to the $458.8 million in the first nine months of 2000 due to the fiscal 2000 acquisition of Uniroyal's HPP Group offset by "resin price reduction pass throughs" and a decrease in incremental margin business. Sales decreased 7% for the Color & Specialty
Compounds  group  to  $166.5 million in the first nine  months  of  2001.   This
decrease was caused by lower average selling prices related to resin price reductions and transportation-related customers continuing their inventory reduction programs, lowering overall volume shipped. Our Molded & Profile Products group generated $72.8 million in sales for the first nine months of 2001 a 1% decrease due to lower than projected demand at our profile units, along with the sale of three Canadian molded products operations, offset by a strong performance at the custom engineered wheels business.
      Cost of sales increased to $584.4 million for the nine months ended August 4, 2001, compared with $581.3 million for the same period in 2000, and increased to 83.1% of net sales for 2001 from 81.8% for 2000. Our less favorable cost of sales percentage in 2001 represents the impact on productivity of lower demand in the transportation and manufactured housing markets and the impact of $3.5 million of non-recurring expenses primarily related to severance, phase out, and other exit costs incurred upon closing three facilities.

      Selling and administrative expenses were $43.0 million for the nine months ended August 4, 2001 compared to $41.3 million for the similar periods in 2000. On a percentage of net sales basis, selling and administrative costs for the nine months increased to 6.1% from 5.8% in 2000. Increased bad debt expense and the fiscal 2000 acquisitions were the primary reasons for the increase.

      Operating earnings for the nine months ended August 4, 2001 were $64.2 million or 9.1% of net sales ($73.3 million or 10.4% of net sales before non-recurring expenses), compared to $83.9 million or 11.8% of net sales for the nine months in 2000. The decrease in operating earnings was primarily due to sluggish demand in the transportation and building & construction markets.

     The Company implemented a series of cost reduction actions to further streamline its core operations, increase production efficiencies, and strengthen the Company's position for future growth. These streamlining efforts included the closing of three additional plant facilities (Charleston, South Carolina; Greensboro, Georgia; and Oxnard, California). The majority of the actions, which have already been initiated, will be completed within the next 90 days, and in no event will the closing of the facility or transfer of business to other Spartech facilities, take more than 9-12 months to be fully affected.

     In connection with these efforts, the Company recorded $9.1 million in non-recurring pre-tax expenses for costs incurred on the operations slated for closedown, including the writedowns for the impairment of long-lived assets.
The non-recurring expenses consisted of $5.6 million related to the impairment of long-lived assets and $3.5 million related to severance, phase out, and other exit costs recorded in cost of sales. The impairment charges adjusted the carrying values of these assets to fair value less the cost to sell. The fair value was determined by using current selling prices for similar assets. All the asset impairment charges and the majority of the non-recurring expenses were reflected as a Corporate/Other operating expense

      Interest expense and Distributions on Preferred Securities Distributions for the nine months ended August 4, 2001 of $27.0 million increased from $20.4 million for the same period in 2000 as a result of borrowings related to the acquisitions completed in 2000, offset by $44.1 repayment of debt, lower interest rates on floating-rate debt, and more favorable vendor discount terms.

      The effective tax rate for the third quarter of 2001 was 33.7% compared to the third quarter of 2000 of 39.2%. The third quarter 2001 rate reflects the benefit received from tax credits on amended prior year returns. Our effective tax rate was approximately 37.2% and 39.1% for the nine months ending August 4, 2001 and July 29, 2000 reflecting an improvement in our combined state tax rate and ongoing benefits from R&D tax credits. The expected effective tax rate for the year should continue to be approximately 37%.

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

Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Our cash flows for the periods indicated are summarized as follows:

                                                    Nine Months
                                               2001            2000
                                              (Dollars in millions)
  Net cash provided by
     operating activities                   $    44.5        $  36.9

  Net cash provided by (used for)
     investing activities                   $    10.1        $(237.2)
  Net cash (used for) provided by
     financing activities                   $   (55.8)       $ 203.6

  (Decrease) Increase in cash
  and equivalents                           $    (1.3)       $   3.2
      Operating cash flow provided by net earnings decreased 39.5% to $23.3 in the first nine months of 2001 compared to the corresponding period of the prior year. Operating cash flows used for changes in working capital totaled $12.0 million for the nine months ended August 4, 2001 as compared to $27.3 million in 2000. The larger fiscal 2000 working capital increase was the result of several inventory pre-buys, increasing resin prices and higher sales volume during that period.

      Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the nine months ended August 4, 2001 and July 29, 2000 were $11.8 million and $20.6 million, respectively. We anticipate total fiscal 2001 capital expenditures of less than $20 million. While this amount is well under our $29.2 million incurred in fiscal 2000, it is sufficient for all expected maintenance and operating enhancements desired in 2001. The sale of three non-core Canadian custom molding operations generated $20.7 million in cash in the third quarter

      The cash flows used for financing activities were $55.8 million for the first nine months of 2001. The primary activity was the paydown of bank borrowings of $44.1 million, cash dividend payments of $7.6 million, and purchases of treasury stock, net of options exercised, of $4.1 million.

Impact of Recently Issued Accounting Standards

     In July 2001, The Financial Accounting Standards Board issued Statement No. 141 "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized against earnings, but instead be tested for impairment at least annually. The Company is required to adopt the provisions of Statement 141 immediately, but Statement 142 will not be effective until its fiscal year 2003, unless early adoption is elected for fiscal 2002.

     The Company currently has unamortized goodwill of approximately $294.6 million, which will be subject to the transition provisions of Statements 141 and 142. Under the new rules, the Company would eliminate the amortization expense related to goodwill (which totaled $6.6 million and $6.1 million for the year ended October 28, 2000 and the nine months ended August 4, 2001, respectively) and record impairment losses, if any, subject to periodic tests for impairment. The Company is currently evaluating the full impact of adopting Statement 142.
Forward Looking Statements

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


                           PART II - OTHER INFORMATION


Item 6 (a).    Exhibits

               10   Employment Agreement between George A. Abd and Spartech
                       Corporation dated March 1, 2001.

               11 Statement re Computation of Per Share Earnings

Item 6 (b).    Reports on Form 8-K

               None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:  September 17, 2001                 /S/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Principal Executive   Officer)



Date:  September 17, 2001                 /S/ Randy C. Martin

                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)