Form 10-K
period 2001-11-03
SPARTECH CORP
filed 2002-01-29
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $271,237,313 on December 31, 2001.

There were 26,759,714 total shares of common stock outstanding as of December 31, 2001.

Documents incorporated by reference

1) Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

2) Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

General

Spartech Corporation ("The Company"), together with its subsidiaries, is an intermediary processor of thermoplastics. The Company converts base polymers, or resins, from commodity suppliers into extruded plastic sheet and rollstock, acrylic products, color concentrates and blended resin compounds, and injection molded and profile extruded products. The Company's products are sold to over 6,500 original equipment manufacturers and other customers in a wide range of end markets. The Company operates 42 production facilities in North America and one in Europe, and is organized into three reportable segments, based on the products manufactured: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

Custom Sheet & Rollstock sells its products to various manufacturers who use plastic components in their industrial products. The Company's custom sheet and rollstock is utilized in several end markets including food/medical packaging, signs, spas, bathtubs & shower surrounds, burial vault liners, automotive & recreational vehicle components, airplanes, boats, security windows, and refrigerators. The Company is North America's largest extruder of custom rigid plastic sheet and rollstock, operating 24 facilities in the United States and Canada under the names Spartech Plastics and Spartech Polycast.

Color & Specialty Compounds sells custom designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food & medical packaging, automotive equipment, consumer electronics & appliances, lawn & garden equipment, wallcoverings, and other end markets. The Company produces and distributes these products from 11 facilities under the names Spartech Polycom, Spartech Color and Spartech Vy-Cal in the United States, Canada and France.

Molded & Profile Products manufactures a number of proprietary items including: thermoplastic tires and wheels for the medical, lawn & garden, refuse container, and toy markets and window frames and fencing for the building & construction market as well as other custom profile extruded products for a variety of industries. The Company manufactures these molded and profile products from 8 facilities in the United States and Canada under the names Spartech Industries, Spartech Profiles, Spartech Alshin, Spartech Townsend and Spartech Marine.

The Company's principal executive office is located at 120 S. Central Avenue, Suite 1700, Clayton, Missouri 63105-1705, telephone (314) 721-4242. The Company was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960.

Industry Overview

The American Plastics Council estimates that the U.S. plastics industry produced over 100 billion pounds of plastic in 2000 and grew at a 4% compound annual growth rate from 1995 to 2000, due partly to the continuing substitution of plastics for traditional materials such as metal, fiberglass and wood. The intermediary processor segment of the plastics industry is fragmented, with over 2,000 plastic processing companies that generally operate in one or more of the following areas:

  Sheet and film extrusion,
  Cast Acrylics
  Specialty compounding,
  Color concentrates,
  Pipe, profile and tube extrusion,
  Injection molding,
  Thermoforming,
  Blow molding, and
  Rotational molding.

These processing methods involve varying production capabilities, operating costs and equipment, and require a different level of capital expenditure and operating expertise. A large percentage of the plastics processing industry in the United States is represented by small to mid-size regional operations that generate less than $50 million in annual sales and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation include:

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
Date
Acquired	Business Acquired	Products / Segments
August 1997	Preferred Plastic Sheet Division	Extruded Sheet & Rollstock
	of Echlin Inc	and Profile Products
March 1998	Polycom Huntsman, Inc.	Specialty Compounds
April 1998	Prismaplast Canada, Ltd.	Color Concentrates
October 1998	Anjac-Doran Plastics, Inc.	Profile Products
January 1999	Lustro Plastics, Company L.L.C.	Extruded Sheet & Rollstock
May 1999	Alltrista Plastic Packaging Company	Extruded Sheet & Rollstock
Division of Alltrista Corporation
October 1999	Accura Molding Company Ltd.	Injection Molded Products
October 1999	OS Plastics, Division of Innocan	Extruded Sheet & Rollstock
Capital Inc.
October 1999	Geoplast PVC Division of RAE	Profile Products
Capital Corp
February 2000	Uniroyal Technology Corporation's	Extruded Sheet & Rollstock
	High Performance Plastics	and Cell Cast Acrylic
October 2000	Alshin Tire Corporation	Injection Molded Products

Further information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 19 of the 2001 Annual Report to Shareholders, attached as Exhibit 13.

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

Focused Growth Strategy--Spartech's volume growth strategy is known as Four Cornerstones for Growth, which focuses on balanced revenue growth both through internal means -- new product developments, product transformation initiatives and business partnerships -- and through strategic acquisitions. The four elements of this growth strategy are:

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

  Pyramid of Productivity. Combines Supply Chain Management, Lean Manufacturing, and Results-Driven Communication efforts to enhance earnings through continuous improvements at each of our 43 operations. Over 150 cross-functional teams throughout all our facilities work on generating productivity improvements, eliminating waste, and identifying process efficiencies. Annually, we recognize our five best "Champion Teams" at our Annual Awards Meeting.

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

In addition to these Focused Growth and Continuous Improvement Strategies, we recently implemented our Pillars of Leadership effort and our Creating Positive Change initiative. Under our Pillars of Leadership effort, we are training employees to be creative, decisive, and motivational. The Creating Positive Change initiative relied upon these skills in implementing several distinct phases during fiscal 2000 and 2001 to improve certain aspects of our business and streamline our operations. These three phases included the closing of nine operating facilities, the sale of three molded & profile operating plants, and S, G & A cost reduction measures. We believe that our continuing Pillars of Leadership effort and our Pyramid of Productivity teams will drive additional improvements and positive changes in our operations and production process.

Operating Segments

The Company operates its 43 production facilities in North America and Europe in three segments: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

Custom Sheet & Rollstock--Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations) of the Custom Sheet & Rollstock segment for fiscal years 2001, 2000 and 1999 were as follows:

Fiscal Year
	2001	2000	1999
(Dollars in millions)
Net Sales	$621.9	$639.6	$507.0
Operating Earnings	$ 66.6	$ 74.8	$ 57.6

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

  New Product Development. This segment is actively involved in the development of Alloy Plastics. These products include engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. They offer end-product manufacturers a variety of solutions to design high performance and environmentally-friendly products with cost effective benefits. The Company currently offers 27 such Alloy Plastics, seven of which were introduced in April 2001.

  Manufacturing and Production. This segment operates 24 facilities in North America. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The Company extrudes a wide variety of plastic resins, including ABS (acrylonitrile butadiene styrene), polycarbonate, polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC (polyvinyl chloride) and PETG (polyethylene terephthalate glycol).

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

Spartech Polycast manufactures acrylic products through cell cast manufacturing, in more than 60 colors and in gauges ranging from 0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally yields a product that is considered to have a higher quality.

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

The Company sells sheet and rollstock products principally through our own sales force, but also uses a limited number of independent sales representatives. During 2001, the Company sold products of the Custom Sheet & Rollstock segment to over 3,500 customers, including Sub-Zero Freezer Company, The Procter & Gamble Company, Jacuzzi Incorporated, Igloo Corporation, Textron, Inc. and Hormel Foods.

Color & Specialty Compounds--Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations) of the Color & Specialty Compounds segment for fiscal years 2001, 2000 and 1999 were as follows:

Fiscal Year b

	2001	2000	1999
(Dollars in millions)
Net Sales	$227.8	$249.0	$226.0
Operating Earnings	$ 24.8	$ 30.8	$ 28.6

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

  New Product Development. This segment has well-equipped laboratory facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. The Company creates new specialty compounds by adding reinforcements and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally-friendly products on a cost-efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and additives. The ReinForce GRPP (glass-reinforced polypropylene) product introduced in 2001 was the first new product of the Color & Specialty Compound group that was marketed as an Alloy Plastic.

  Manufacturing and Production. This segment operates 10 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS and PVC. The Company also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then normally fed into an extruder and formed into pellets.

  Marketing, Sales and Distribution. The Company generates most of the Color & Specialty Compounds segment's sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives. During 2001, the Company sold products of the Color & Specialty Compounds segment to over 2,000 customers, including the Solo Cup Company, DaimlerChrysler, Igloo Corporation and Pactiv Corporation.

Molded & Profile Products--Net sales and operating earnings (consisting of earnings before interest, taxes, and corporate operations) of the Molded and Profile Products segment for fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year b
	2001	2000	1999
(Dollars in millions)
Net Sales	$87.4	$99.0	$57.4
Operating Earnings	$ 8.6	$12.3	$7.8

  Products. Our Molded & Profile Products segment manufactures injection molded and profile extruded products for a large group of intermediate and end-user customers. The segment operates under four business names:

  Spartech Industries produces plastic tire and wheel assemblies for the medical, lawn & garden, refuse container and toy markets and high performance molded urethane tires for the medical, material handling, lawn & garden, and recreational product applications. The company also produces various injection molded and profile extruded products that complement the wheels & tire offerings.

  Spartech Profiles manufactures products for various industries, including the bedding and construction markets.

  Spartech Marine specializes in the fabrication of acrylic products used in high end marine applications.

  Spartech Townsend manufactures acrylic rods and tubes used primarily in display, household and medical applications.

  New Product Development. This segment brings unique, recognized capabilities to our customers such as patented tread-cap wheel technologies and special fabrication of profile products. In addition, this segment's creativity, engineering and design principles enable us to effectively respond to customer needs in the niche markets in which the Company participates.

  Manufacturing and Production. This segment operates eight manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded and profile products are acrylics, polyethylene, polypropylene and PVC. Our products in this segment are generally manufactured either through injection molding or profile extrusion processes.

  Marketing, Sales and Distribution. Spartech Industries - Custom Engineered Wheels operations market their products throughout North America. Spartech Profiles markets its custom profile products throughout North America. Spartech Marine markets its fabricated acrylic products throughout North America. Spartech Townsend markets its acrylic rods and tubes throughout North America. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives and wholesale distributors. During 2001, the Company sold products of the Molded & Profile Products segment to approximately 1,200 customers, including MTD Products, Honda, Invacare and Brentwood Industries.

Raw Materials

The Company uses large amounts of various plastic resins in its manufacturing processes. Such resins are crude oil or natural gas derivatives and are to some extent affected by supply, demand and price trends in the petroleum industry. The Company seeks to maintain operating margins by matching cost increases with corresponding price increases and has generally been successful in doing so. The Company does business with most of the major resin manufacturers and has enjoyed good relationships with such suppliers over the past several years. The Company has been able to adequately obtain all of its required raw materials to date and expects to be able to continue to satisfy its requirements in the foreseeable future. Variability in pricing and changes in supply and demand of particular resins at any given time are risks that the Company has to manage in maintaining its operating profitability.

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

Backlog

The Company estimates that the total dollar volume of its backlog as of November 3, 2001 and October 28, 2000 was approximately $69.6 million and $80.4 million, respectively, which represents approximately four weeks of production for 2001 and 2000.

Employees

The Company's total employment approximates 3,300. There are 2,600 production personnel at the Company's 43 facilities, approximately 38% of whom are union employees covered by several collective bargaining agreements. The Company considers its employee relations to be good. Management personnel total approximately 700 supervisory/clerical employees, none of whom are unionized.

Government Regulation

The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 2002 to comply with any applicable regulations. The Company is subject to federal, state, local and non-U.S. laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance to materially affect its earnings or competitive position. The ability to obtain permits in order to conduct our business and the need to maintain the various laws and regulations related to our business are risks that require constant monitoring from our operating managers.

International Operations

Information regarding the Company's operations in its three geographic segments -- United States, Canada and Europe (France) -- is located in Note (13) to the Consolidated Financial Statements on page 27 of the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13 and incorporated by reference. The Company's Canadian and French operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years

Name	Age	Current Office, and Prior Positions and Employment
Bradley B. Buechler	53

Chairman of the Board (since March 1999), President (since 1987) and Chief Executive Officer (since 1991). Mr. Buechler, a CPA, was with Arthur Andersen LLP before the commencement of his employment with the Company in 1981.

George A. Abd	38

Executive Vice President, Color & Specialty Compounds (since September 2000); Vice President of Compounding for the Company's Spartech Polycom Division from March 1998 to September 2000. Mr. Abd held various positions with Polycom Huntsman, Inc for eleven years prior to its acquisition by the Company in March 1998.

Randy C. Martin	39

Executive Vice President (since September 2000) and Chief Financial Officer (since May 1996); Corporate Controller from 1995 to May 1996; Vice President, Finance from May 1996 to September 2000. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995.

David G. Pocost	40

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

Jeffrey D. Fisher	53

Vice President and General Counsel (since July 1999); and Secretary (since September 2000). Mr. Fisher, an attorney, was with the law firm of Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.

Item 2. PROPERTIES

The Company operates in plants and offices aggregating approximately 4,011,000 square feet of space. Approximately 1,600,000 square feet of plant and office space is leased with the remaining 2,411,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock

Location	Description	Size in Square Feet	Owned/Leased
Arlington, TX	Extrusion plant & offices	120,000	Leased
Atlanta, GA	Extrusion plant & offices	84,000	Leased
Cape Girardeau, MO	Extrusion plant & offices	100,000	Owned
Clare, MI	Extrusion plant & offices	27,000	Owned
Conneaut, OH	Extrusion plant & offices	92,000	Owned
	Warehouse	1,000	Leased
Evanston, IL	Extrusion plant & offices	135,000	Leased
Greenville, OH	Extrusion plant & offices	60,000	Owned
	20,000	Leased
Hackensack	Extrusion plant & offices	81,000	Owned
La Mirada, CA	Extrusion plant & offices	99,000	Leased
Mankato, MN	Extrusion plant & offices	36,000	Owned
		54,000	Leased
McMinnville, OR	Extrusion plant & offices	40,000	Owned
Muncie, IN	Extrusion plant & offices	202,000	Owned
Paulding, OH	Extrusion plant & offices	68,000	Owned
		20,000	Leased
Phoenix, AZ	Extrusion plant & offices	25,000	Leased
Portage, WI	Extrusion plant & offices	115,000	Owned
		47,000	Leased
Redlands, CA	Extrusion plant & offices	60,000	Owned
Richmond, IN	Extrusion plant & offices	52,000	Owned
		20,000	Leased
Stamford, CT	Extrusion Plant & offices	80,000	Owned
		7,000	Leased
Taylorville, IL	Extrusion plant & offices	40,000	Owned
		5,000	Leased
Warsaw, IN	Extrusion plant & offices	229,000	Owned
		162,000	Leased
Wichita, KS	Extrusion plant & offices	62,000	Owned
		108,000	Leased
Cornwall #1, Ontario	Extrusion plant & offices	38,000	Leased
Cornwall #2, Ontario	Extrusion plant & offices	64,000	Leased
Granby, Quebec	Extrusion plant & offices	65,000	Owned

Color & Specialty Compounds

Location	Description	Size in Square Feet	Owned/Leased
Cape Girardeau, MO	Compounding plant & offices	56,000	Owned
		60,000	Leased
Conneaut, OH	Compounding plant & offices	94,000	Owned
Conshohocken, PA	Calendering plant & offices	42,000	Owned
Donora #1, PA	Compounding plant & offices	142,000	Owned
Donora #2, PA	Compounding plant & offices	88,000	Owned
Kearny, NJ	Compounding plant & offices	57,000	Owned
		3,000	Leased
Lake Charles, LA	Compounding plant & offices	55,000	Owned
Lockport, NY	Compounding plant & offices	45,000	Owned
St. Clair, MI	Compounding plant & offices	71,000	Owned
Stratford, Ontario	Color plant & offices	65,000	Owned
Donchery, France	Compounding plant & offices	30,000	Owned

Molded & Profile Products

Location	Description	Size in Square Feet	Owned/Leased
Des Moines, IA	Profile Plant	53,000	Leased
El Monte, CA	Profile Plant & Offices	63,000	Leased
McPherson, KS	Profile Plant	102,000
Rancho Cucamonga, CA	Injection Molding plant & offices	17,000	Leased
Rockledge, FL	Profile Plant	112,000	Leased
Tupelo, MS	Warehouse	54,000	Leased
Warsaw, Indiana	Molding plant & office	41,000	Owned
		68,000	Leased
Winnipeg, Manitoba	Profile Plant & Offices	53,000	Owned

In addition, the Company leases office facilities for its World Headquarters in St. Louis, Missouri and for administrative offices in Washington, Pennsylvania, the aggregate square footage of which is approximately 25,000.

The plants located at the premises listed above are equipped with 121 sheet extrusion lines, 76 of which run multi-layered materials, 29 casting machines, 33 profile extrusion lines, 38 general compounding lines, 7 color compounding lines, 16 injection molding machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $25 million in fiscal 2002) are adequate for the level of business anticipated in fiscal 2002.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended November 3, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The information on page 29 and 31 of the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 31 present the cash dividends declared in fiscal 2000 consisting of four quarterly payments at eight and one-half cents per share and the cash dividends declared in fiscal 2001 consisting of four quarterly payments at nine and one-half cents per share. On December 6, 2001, the Company declared a dividend of nine and one-half cents per share payable on January 17, 2002. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.

Item 6. SELECTED FINANCIAL DATA

The information on page 29 of the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The information on pages 9, 10, 11, 12, and 13 of the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Safe Harbor Statement - Statements in this Annual Report that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in the description of the Company's business in Item 1 and legal proceedings in Item 3, and include statements in "Management's Discussion and Analysis," incorporated herein by reference, about new products and markets benefits, future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.

Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation, and International Operations) included herein on pages 9 and 10, other important factors which have impacted and could impact the Company's operations and results, include: (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions; (2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. However, the Company continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses; and (3) our products are sold in a number of end markets which tend to be cyclical in nature, including transportation, building and construction, bath/pool and spa, and electronics and appliances. A downturn in one or more of these end markets could have a material adverse effect on our sales and operating profit.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUNT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At November 3, 2001, we had approximately $50.5 million of debt subject to variable short-term interest rates. Based upon the November 3, 2001 balance, a change of one percent in interest rates would cause a change in net income of approximately $318,000 on an annual basis. We had $388.2 million of fixed rate financings outstanding as of November 3, 2001, including $125.0 million of floating rate debt hedged for three years by an interest rate swap. Interest expense on these fixed rate financings will not be materially effected by changes in interest rates over the next 12 months. In addition, the information on page 18, 19, and 27 of the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information entitled "Quarterly Financial Information" on page 27 of the 2001 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

In addition, the financial statements of the Registrant filed herewith are set forth in Item 14 and included in Part IV of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2002, is incorporated herein by reference in response to this item.

Information concerning the Executive Officers of the Company is contained on page 11 in Part I of this Report.

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation" and "Board Committees and Compensation" of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2002, is incorporated herein by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2002, is incorporated herein by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections entitled "Election of Directors," "Executive Compensation" and "Certain Business Relationships and Transactions" of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2002, is incorporated herein by reference in response to this item.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are incorporated by reference from the 2001 Annual Report to Shareholders, to be filed with the Commission on or about January 25, 2001, and/or filed as part of this Form 10-K:
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

(c) Exhibits

The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

3.1(1) Restated Certificate of Incorporation

3.2(2) Amended and Restated By-Laws

4(3) Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent

10.1(4) Amended and Restated Employment Agreement dated November 1, 1999, between Bradley B. Buechler and Spartech Corporation

10.2(5) Transition Agreement and Consulting Agreement dated August 3, 2000, between David B. Mueller and Spartech Corporation

10.3(6) Employment Agreement dated January 1, 2000 between Randy C. Martin and Spartech Corporation

10.4(7) Employment Agreement dated January 1, 2000 between David G. Pocost and Spartech Corporation

10.5(8) Employment Agreement dated April 30, 1999 between Jeffrey D. Fisher and Spartech Corporation

10.6(9) Employment Agreement dated January 1, 2000 between George A. Abd and Spartech Corporation

10.7 Employment Agreement dated July 1, 2000 between Phillip Karig and Spartech Corporation

10.8(10) Spartech Corporation 2001 Stock Option Plan dated December 6, 2000

11 Statement re Computation of Per Share Earnings

13 Pages 9 through 29 and 31 of 2001 Annual Report to Shareholders

21 Subsidiaries of Registrant

23 Consent of Independent Public Accountants

24 Powers of Attorney

Notes to Exhibits

  Filed as Exhibit 3.1 to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
  Filed as Exhibit 3.2 to the Company's Form 10-K/A filed with the Commission on January 24, 2001 and incorporated herein by reference
  Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.
  Filed as Exhibit 10(A) to the Company's annual report on Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
  Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 19, 2001 and incorporated herein by reference.
  Filed as Exhibit 10(G) to the Company's annual report on Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
  Filed as Exhibit 10(H) to the Company's annual report on Form 10-K for the fiscal year ended October 30, 1999, filed with the Commission on January 13, 2000 and incorporated herein by reference.
  Filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 1999, filed with the Commission on August 31, 1999 and incorporated herein by reference.
  Filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended August 4, 2001, filed with the Commission on August 29, 2001 and incorporated herein by reference..
  Filed as Exhibit 4 to the Company's Form S-8 filed with the Commission on May 7, 2001 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION

January 25, 2002	By: /s/Bradley B. Buechler
(Date)	Bradley B. Buechler
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE	SIGNATURES	TITLE

January 25, 2002	/s/Bradley B. Buechler	Chairman, President, Chief
	Bradley B. Buechler	Executive Officer, and Director
(Principal Executive Officer)

January 25, 2002	/s/ Randy C. Martin	Executive Vice President and Chief
	Randy C. Martin	Financial Officer (Principal
Financial and Accounting Officer)

January 25, 2002	/S/ Ralph B. Andy	Director
Ralph B. Andy*

January 25, 2002	__________________	Director
W. R. Clerihue*

January 25, 2002	/S/ Roy Dobson	Director
Roy Dobson*

January 25, 2002	/S/ Calvin J. O'Connor	Director
Calvin J. O'Connor*

January 25, 2002	/S/ Jackson W. Robinson	Director
Jackson W. Robinson*

January 25, 2002	/S/ Richard B. Scherrer	Director
Richard B. Scherrer *

January 25, 2002	/S/Craig A. Wolfanger	Director
Craig A. Wolfanger*

* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney are filed herewith.

/s/Bradley B. Buechler

Bradley B. Buechler

As Attorney-in-Fact

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SPARTECH CORPORATION

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in SPARTECH Corporation's 2001 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 6, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri

December 6, 2001

F-1

SPARTECH CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED 2001, 2000, AND 1999.

(Dollars in thousands)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS AND CHARGES TO COSTS AND EXPENSES	WRITE-OFFS	BALANCE AT END OF PERIOD
November 3, 2001: Allowance for Doubtful Accounts	$ 3,627	$ 2,801	$ (2,471)	$ 3,957
October 28, 2000: Allowance for Doubtful Accounts	$ 3,016	$ 1,634	$ (1,023)	$ 3,627
October 30, 1999: Allowance for Doubtful Accounts	$ 2,430	$ 1,467	$ (881)	$ 3,016

Fiscal year 1999 and 2000 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Lustro Plastics, Company, L.L.C. in January 1999, Alltrista Plastic Packaging Company Division of Alltrista Corporation in May 1999, Accura Molding Company Ltd. in October 1999, OS Plastics Division of Innocan Capital Inc. in October 1999, Geoplast PVC Division of RAE Capital Corp. in October 1999, Uniroyal Technology Corporation's High Performance Plastics Group in February 2000, and Alshin Tire Corporation in October 2000.

F-2