Form 10-Q
period 2002-02-02
SPARTECH CORP
filed 2002-03-12
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 2, 2002


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

Yes   x   No


     Number of shares outstanding as of February 2, 2002:

     Common Stock, $.75 par value per share            26,787,281



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                February 2, 2002



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of February 2, 2002 and November 3, 2001       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          February 2, 2002 and February 3, 2001             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          February 2, 2002 and February 3, 2001             5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   11


PART II.  OTHER INFORMATION                               19

          SIGNATURES                                      20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          Feb. 2, 2002
                                           (unaudited)    Nov. 3, 2001
Current Assets
  Cash and equivalents                       $  8,701        $  8,572
  Receivables, net                            114,277         119,074
  Inventories                                  95,840          93,091
  Prepayments and other                         9,956           9,333
     Total Current Assets                     228,774         230,070

Property, Plant and Equipment                 392,686         389,072
  Less accumulated depreciation               121,608         114,917
     Net Property, Plant and Equipment        271,078         274,155

Goodwill                                      292,576         292,576

Other Assets                                   21,249          18,302
                                             $813,677        $815,103

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 18,184       $  18,225
  Accounts payable                             70,777          76,131
  Accrued liabilities                          23,629          24,568
     Total Current Liabilities                112,590         118,924

Long-Term Debt, Less Current Maturities       272,049         270,489

Other Liabilities                              57,763          59,144

     Total Long-Term Liabilities              329,812         329,633
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 28,067,023
     shares issued in 2002 and 2001            21,050          21,039
  Contributed capital                          93,824          94,239
  Retained earnings                           148,230         145,909
  Treasury stock, at cost, 1,279,742 shares
     in 2002 and 1,367,437 shares in 2001    (29,084)        (30,410)
  Accumulated Other Comprehensive Income     (12,745)        (14,231)

     Total Shareholders' Equity               221,275         216,546
                                             $813,677        $815,103


See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                                  QUARTER ENDED
                                           Feb. 2, 2002   Feb. 3, 2001

Net Sales                                    $190,668        $240,635

Costs and Expenses
  Cost of sales                               163,507         200,981
  Selling and administrative                   12,574          14,103
  Amortization of goodwill                          -           2,050
                                              176,081         217,134

Operating Earnings                             14,587          23,501
  Interest                                      4,369           7,141
  Distributions on
    preferred securities of
    Spartech Capital Trust                      2,562           2,562

Earnings Before Income Taxes                    7,656          13,798
  Income taxes                                  2,794           5,243

Net Earnings                                 $  4,862         $ 8,555


Net Earnings Per Common Share:

  Basic                                      $    .18        $    .32
  Diluted                                    $    .18        $    .32

Dividends Per Common Share                   $   .095        $   .095











See accompanying notes to consolidated financial statements.






                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Feb. 2, 2002   Feb. 3, 2001

Cash Flows from Operating Activities
  Net earnings                               $  4,862        $  8,555
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization            6,750           9,065
       Change in current assets and
          liabilities                         (3,262)         (3,264)
  Other, net                                    (169)           (402)
     Net cash provided by
       operating activities                     8,181          13,954

Cash Flows from Investing Activities
  Capital expenditures                        (3,771)         (5,411)
  Business Acquisitions                       (4,180)               -
  Retirement of assets                              -             249
     Net cash used for investing activities   (7,951)         (5,162)

Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions     4,180               -
  Net borrowings (payments) on revolving
     credit facilities                        (2,580)             206
  Payments on bonds and leases                   (81)           (669)
  Cash dividends on common stock              (2,542)         (2,530)
  Stock options exercised                         922             521
  Treasury stock acquired                           -         (4,987)
     Net cash used for
       financing activities                     (101)         (7,459)

  Effect of exchange rate changes on cash
     and equivalents                                -           (101)

Increase In Cash and Equivalents                  129           1,232

Cash and Equivalents at Beginning of Period     8,572          10,495

Cash and Equivalents at End of Period       $   8,701       $  11,727


See accompanying notes to consolidated financial statements.





                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      The consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries (the Company). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 3, 2001 Annual Report on Form 10-K.

      The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 included 53 weeks compared to 52 weeks in 2002. As a result, the first quarter ended February 2, 2001 consists of 14 weeks, compared to the 13-week first quarter ended February 2, 2002. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

      Freight costs for First Quarter of 2001 have been reclassified to comply with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." The reclassification resulted in an increase to net sales and corresponding increase to cost of goods sold of $6.0 million.

NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at February 2, 2002 and November 3, 2001 are comprised  of the following components:

                                               2002            2001
          Raw materials                      $ 55,509        $ 55,803
          Finished goods                       40,331          37,288

                                             $ 95,840        $ 93,091


NOTE C - Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Effective November 4, 2001 the Company has adopted SFAS No. 142, as such goodwill is no longer being amortized against earnings. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. We determined that the Company has twelve reporting units based upon the discrete financial information available and the manner in which management reviews operating results.

      If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. The amounts used in the transitional impairment test have been measured as of November 4, 2001.

      Early application of SFAS No. 142 is permitted for non-calendar year end companies with fiscal years beginning after March 15, 2001, but before December 15, 2001. The Company has elected early adoption of these statements as of the beginning of our fiscal year 2002. In performing step one of the test, the Company engaged an independent appraisal firm to perform a valuation for each of our reporting units. The firm reported a fair value conclusion for each of the reporting units which the Company used to compare the carrying amount of its net assets including goodwill. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of the impairment tests as described above. As of November 4, 2001, the tests indicated that the fair value of each of the Company's reporting units exceeded their carrying amount, therefore no impairment charge was recorded upon adoption.

The effect of the adoption of SFAS No. 142 as of November 4, 2001 and February
2, 2002 is summarized in the following table:

                          February 2, 2002                          November 4, 2001
                Gross       Accumulated    Net Carrying      Gross      Accumulated     Net
               Carrying     Amortization      Amount       Carrying    Amortization  Carrying
                Amount                                      Amount                    Amount
Goodwill        $ 321,689       $ (29,113)     $ 292,576    $ 321,689     $ (29,113)  $292,576

Intangible
assets with
finite lives    $   2,500       $     (25)      $  2,475    $       -     $        -  $      -


     Amortization expense for the three months ended February 2, 2002 was $25 which represented the amortization relating to the identified intangible assets required to be amortized under SFAS No. 142. For each of

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

the next five years intangible amortization expense relating to these identified intangibles will be $83.

     As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income for the first quarter ended February 3, 2001 as if SFAS No. 142 had been adopted at the beginning of the prior year is presented below.

                                                             2001

Reported net income                                          $  8,555
Add back:  Goodwill amortization (net of tax)                $  1,310
Adjusted net income                                          $  9,865

Basic net income per share:
  Reported net income                                        $    .32
  Adjusted net income                                        $    .38

Diluted net income per share:
  Reported net income                                        $    .32
  Adjusted net income                                        $    .37


NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarters ended February 2, 2002 and February 3, 2001 is as follows:

                                               2002            2001
  Cash paid for:
     Interest                                $  5,559        $  7,012
     Income taxes (refund)                  $   (799)        $    377

Note E - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended February 2, 2002 and February 3, 2001 is as follows:

                                                   QUARTER ENDED
                                                2002            2001

Net Earnings                                 $  4,862         $  8,555
Foreign currency translation
  adjustments                                    (61)              762
Cash flow hedge adjustments                     1,547           (1,976)
     Total Comprehensive Income              $  6,348         $  7,341


                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note F - Segment Information

  Spartech's forty-four facilities are organized into three reportable segments based on the nature of the products manufactured.

                                 Quarter Ended
                 Feb. 2, 2002                 Feb. 3, 2001
Net Sales*
   Custom Sheet & Rollstock         $   128,037    $   155,929
   Color & Specialty Compounds           48,925         58,208
   Molded & Profile Products             13,706         26,498
Total Net Sales                     $   190,668    $   240,635


Operating Earnings
   Custom Sheet & Rollstock         $    11,158    $    16,668
   Color & Specialty Compounds            5,044          6,187
   Molded & Profile Products                812          2,372
   Corporate/Other                       (2,427)        (1,726)
Total Operating Earnings            $    14,587    $    23,501


* Excludes intersegment sales of $4,682 in 2002 and $8,541 in 2001 primarily from the Color & Specialty
   Compounds segment



Note G - Recently Issued Accounting Standards Not Yet Adopted

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002 (the



                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Company's fiscal year 2003). The Company will adopt SFAS No. 143 at the beginning of our 2003 fiscal year and we believe it will not have a material effect on the financial position or results of operations.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", however, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 (the Company's fiscal year 2003). The Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 2002 will include 52 weeks compared to 53 weeks in 2001. As a result, the first quarter ended February 2, 2002 consisted of 13 weeks, a 7% shorter operating period than the 14-week first quarter ended February 3, 2001. The operating results presented below include discussions on a percentage of sales basis for more meaningful comparisons.

     Net sales for the first quarter 2002 decreased by 21% to $190.7 million, as compared to $240.6 million, an approximate 11% decrease after considering the July 2001 divestiture of Spartech's custom molded products business, along with the effect of the additional week reported in the first quarter of 2001. The Company saw a positive trend in overall average weekly sales in January 2002 for the first time in over a year, which leads us to believe our second quarter operating results will improve over the first quarter.

      Net sales of the Custom Sheet & Rollstock segment decreased to $128.0 million from $155.9 million in the prior year period as economic conditions produced low demand in the aerospace, mass transit and transportation markets. Net sales of the Color & Specialty Compounds segment decreased to $48.9 million from $58.2 million in the first quarter 2001 with comparable 13 week sales slightly more than 90% of last year's volume. The Molded & Profile Products segment net sales decreased to $13.7 million from $26.5 million in the first quarter 2001 following the July 2001 sale of the segment's custom molded products businesses.

      Cost of sales was $163.5 million for the first quarter 2002, compared with $201.0 million for the first quarter of 2001, but increased as a percentage of net sales to 85.8% for 2002 from 83.5% for 2001, reflecting the effect of lower capacity utilization and competitive pricing.

      Selling and administrative expenses of $12.6 million for the first quarter of 2002 decreased from $14.1 million for the first quarter of 2001, but increased to 6.6% of net sales from 5.9% in the first quarter of 2001 due to the effect of the lower sales volumes on the fixed expenses in this category.

           Operating earnings for the quarter ended February 2, 2002 were $14.6 million, or 7.7% of net sales, compared to $23.5 million or 9.8% of net sales for the corresponding period of 2001. The Custom Sheet & Rollstock Segment had low demand in the aerospace, mass transit and transportation markets partially offset by focused cost reduction efforts, supply-chain management initiatives and the elimination of $1.6 million in goodwill amortization charges, which resulted in an operating margin of 8.7% compared to 10.7% in 2001. The Color & Specialty Compounds segment benefited from some of the plant consolidations implemented in 2000 and 2001, as the segment's operating margin saw only a modest decline of .3% in the first three months of fiscal 2002 to 10.3%. The Molded & Profile segment experienced the largest percentage drop in operating earnings, following the July 2001 sale of the segment's custom molded products businesses with an operating margin of 5.9% compared to 8.9% in 2001.

      Interest expense and distributions on preferred securities of $6.9 million for the quarter of 2002 decreased from $9.7 million for the first quarter of 2001 as a result of $63.5 million of debt repayments in fiscal 2001 generated from operating cash flow and the July 2001 sale of the custom molded products business, the effect of the extra week in the first quarter of 2001, and a reduction of interest rates.

      The Company's effective tax rate was 36.5% for the first quarter of 2002 compared to 38.0% in first quarter 2001, reflecting an improvement in our combined state tax rate and ongoing benefits from research and development credits.

     Net earnings of $4.9 million, or $.18 per diluted share, in the first quarter 2002 compared to $8.6 million, or $.32 per diluted share, in the first quarter 2001 as a result of the operating factors noted above. The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of fiscal year 2002. Statement No. 142 requires that goodwill no longer be amortized against earnings, but instead tested for impairment at least annually. Upon adoption, the Company did not have an impairment charge and eliminated the amortization of goodwill, which totaled $2.1 million in the prior year first quarter ended February 3, 2001. Adjusted for the elimination of goodwill, diluted earnings per share for the quarter ended February 3, 2001 would have been $.37.


Other Matters

      The Company operates under various laws and regulations governing employee safety, the quantities of specified substances that may be emitted into the air, discharged into waterways, and otherwise disposed of on and off our properties. The Company does not anticipate that future expenditures for compliance with these laws and regulations will have a material effect on our capital expenditures, earnings, or competitive position.

     The plastic resins the Company uses in our production process are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. The Company is not aware of any trends in the petroleum industry that will significantly affect our sources of raw materials in the future. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages and changes in supplier capacities can have a significant impact on the cost of our raw materials in a short period of time. The Company generally manages the impact of both increases and decreases in raw material costs through the matching of our inventory levels, current orders, the pass-through of price changes to customers, and the negotiation of competitive pricing with our suppliers.

Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:
                                                  First Quarter
                                                2002           2001
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $    8.2      $   14.0

  Net cash used for
     investing activities                    $   (8.0)     $   (5.2)

  Net cash used for
     financing activities                    $    (.1)     $   (7.5)

  Increase in cash
     and equivalents                         $     .1      $    1.2

     Operating cash flow provided by net earnings decreased 43%, to $4.9 million for the first quarter 2002 from $8.6 million for the first quarter 2001. Operating cash flows provided by changes in accounts receivable totaled $5.7 million due to seasonally lower sales in the first quarter. Operating cash flows used for changes in inventory totaled $1.8 million due to the typical transition to what is traditionally the Company's highest sales level in the second quarter of our fiscal year. Operating cash flows used for changes in accounts payable totaled $5.4 million due to conversion of some significant resin purchases to more favorable payment discount terms.

     The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first quarter 2002 were $3.8 million as compared to $5.4 million for the first quarter of 2001, and anticipate total capital expenditures of approximately $20 million for fiscal 2002. The Company's purchase of certain business from ProForm, a bath and shower surround manufacturer, and our investment in X-Core, LLC, a custom engineered wheels business totaled $4.2 million for the first quarter of fiscal 2002.

      The cash flows used for financing activities was $.1 million for the first quarter of 2002. The primary activity was the net bank repayments of $2.6 million, borrowings for acquisitions of $4.2 million, cash dividend payments of $2.6 million, and stock option proceeds of $.9 million.


Financing Arrangements

   The following table summarizes the Company's obligations under financing arrangements and lease commitments as of February 2, 2002:

    Type of        Total       0 - 1     1-3 Years      3 - 5    More Than
  Commitment       Amount      Year                     Years     5 Years
                 Committed
                              (in thousands)
Bank Credit       $ 177,100          -            -   $ 177,100          -
Facilities

Unsecured Notes     103,572     17,857       50,716      28,570      6,429

Other Debt            9,562        327          295         283      8,657
Obligations

Convertible         150,000          -            -            -    150,000
Debentures

Operating Lease      28,025      5,909        9,983       5,989      6,144
Commitments

Standby Letters      11,936          -            -           -           -
of Credit

Total             $ 480,195  $  24,093    $  60,994   $ 211,942   $ 171,230
Contractual
Cash
Obligations

     At February 2, 2002, the Company's total outstanding borrowings under the bank credit facilities were $177.1 million at a weighted average rate of 6.0%, and we had $81.0 million in remaining availability under the $270 million facilities. The Company anticipates that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.
     If the Company's cash from operations was substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they became due. The Company's current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial ratios and net worth levels. While the Company was in compliance with such covenants in 2001 and currently expect to be in compliance during 2002, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

Significant Accounting Policies, Estimates and Judgments
     The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies, estimates and judgments which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
* Revenue Recognition - The Company recognizes revenue as the product is shipped and title passes to the customer. Our customers require us to meet strict specifications for our products. The Company has quality controls in place that attempt to ensure that customer specifications are met prior to shipment. We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite the Company's efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates that we have in the past. Any significant increase in returns could have a material negative impact on our operating results.
* Accounts Receivable - The Company performs ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.
* Inventories - The Company values inventories at the lower of actual cost (first-in, first-out) to purchase or manufacture the inventory or the current estimated market value of the inventory. The Company also buys scrap and recyclable material (including regrind material) to be used in future production runs. We record these inventories initially at purchase price and, based on the inventory aging and other considerations for realizable value, we write down the carrying value to brokerage value, where appropriate. We regularly review inventory on hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and the operating results.
* Acquisition Accounting - The Company has made several acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of operation were included in our Consolidated Statement of Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delayed finalization of purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions.
* Valuation of Long-Lived Assets - The Company reviews the carrying value of our long-lived assets whenever events and changes in business indicate the carrying value of the assets may not be recoverable. The Company recognizes impairment losses if expected future cash flows of the related assets (based on our current projections of anticipated future cash flows) are less than carrying value or where assets that are held for sale are deemed to be valued in excess of the expected amount to be realized upon sale. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
     For additional information regarding our significant accounting policies, see Note 1 to our 2001 Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Effective November 4, 2001, the Company has adopted SFAS No. 142, and no longer amortize goodwill against earnings. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. In accordance with the transition provisions of SFAS No. 142, we have conducted the required testing and concluded that the Company's goodwill was not impaired.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002 (the Company's fiscal year 2003). The Company will adopt SFAS No. 143 at the beginning of our 2003 fiscal year and we believe it will not have a material effect on the financial position or results of operations.

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", however, this statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 (the Company's fiscal year 2003). The Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position or results of operations.

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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   March 12, 2002                    /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                                          /s/Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)