Form 10-Q
period 2002-05-04
SPARTECH CORP
filed 2002-06-11
CIK 77597

9


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 2002


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

Yes   x   No


     Number of common shares outstanding as of May 4, 2002:

     Common Stock, $.75 par value per share            26,915,412



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                   May 4, 2002



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of May 4, 2002 and November 3, 2001            3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended May 4, 2002 and May 5, 2001                 4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for six months ended
          May 4, 2002 and May 5, 2001                       5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12


PART II.  OTHER INFORMATION                                19

          SIGNATURES                                       20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          May 4, 2002
                                           (unaudited)    Nov. 3, 2001
Current Assets
  Cash and equivalents                      $  11,987        $  8,572
  Receivables, net                            128,212         119,074
  Inventories                                  93,377          93,091
  Prepayments and other                         4,504           9,333
     Total Current Assets                     238,080         230,070

Property, Plant and Equipment                 397,157         389,072
  Less accumulated depreciation               128,403         114,917
     Net Property, Plant and Equipment        268,754         274,155

Goodwill                                      292,576         292,576

Other Assets                                   21,502          18,302
                                             $820,912        $815,103

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 18,104       $  18,225
  Accounts payable                             85,546          76,131
  Accrued liabilities                          29,640          24,568
     Total Current Liabilities                133,290         118,924

Long-Term Debt, Less Current Maturities       249,909         270,489

Other Liabilities                              57,955          59,144

     Total Long-Term Liabilities              307,864         329,633
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 28,067,023
     shares issued in 2002 and 2001            21,050          21,039
  Contributed capital                          93,175          94,239
  Retained earnings                           154,750         145,909
  Treasury stock, at cost, 1,151,611 shares
     in 2002 and 1,367,437 shares in 2001    (27,074)        (30,410)
  Accumulated Other Comprehensive Income     (12,143)        (14,231)

     Total Shareholders' Equity               229,758         216,546
                                             $820,912        $815,103

See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                 May 4,  May 5,      May 4,  May 5,
                                 2002      2001      2002      2001

Net Sales                       $233,204  $252,099  $423,872  $492,734

Costs and Expenses
  Cost of sales                  197,146   209,393   360,653   410,374
  Selling and administrative      14,713    15,074    27,287    29,177
  Amortization of intangibles          -     2,040         -     4,090
                                 211,859   226,507   387,940   443,641

Operating Earnings                21,345    25,592    35,932    49,093
  Interest                         4,289     6,702     8,658    13,843
  Distributions on
   preferred securities of
   Spartech capital trusts         2,563     2,563     5,125     5,125

Earnings Before Income Taxes      14,493    16,327    22,149    30,125
  Income Taxes                     5,419     6,204     8,213    11,447

Net Earnings                    $  9,074 $  10,123  $ 13,936  $ 18,678


Net Earnings Per Common Share:

  Basic                         $    .34  $    .38  $    .52  $    .70
  Diluted                       $    .33  $    .37  $    .51  $    .69


Dividends Per Common Share      $   .095  $   .095  $   .190  $   .190




See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                 SIX MONTHS ENDED
                                            May 4, 2002   May 5, 2001

Cash Flows From Operating Activities
  Net earnings                              $  13,936        $ 18,678
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           13,541          18,081
       Change in current assets and
          liabilities, net of effects of
          acquisitions                          8,614         (4,926)
       Other, net                                 905             203
     Net cash provided by operating
       activities                              36,996          32,036

Cash Flows From Investing Activities
  Capital expenditures                        (8,576)         (8,568)
  Retirement of assets                            492             448
  Business (Acquisitions)/Divestitures, net   (2,000)               -
     Net cash used for investing activities  (10,084)         (8,120)

Cash Flows From Financing Activities
  Bank borrowings for business acquisitions     4,690               -
  Net payments on revolving
     credit facilities                       (25,190)        (15,071)
  Payments on bonds and leases                  (201)           (631)
  Cash dividends on common stock              (5,096)         (5,065)
  Stock options exercised                       2,283             899
  Treasury stock acquired                           -         (5,068)
     Net cash used for
       financing activities                  (23,514)        (24,936)

  Effect of exchange rate changes on cash
     and equivalents                               17            (79)

Increase (Decrease)  In Cash and Equivalents    3,415         (1,099)

Cash and Equivalents At Beginning Of Period     8,572          10,495

Cash and Equivalents At End Of Period       $  11,987        $  9,396

See accompanying notes to consolidated financial statements.



                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      The consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries (the Company). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in our November 3, 2001 Annual Report on Form 10-K.

      Our fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 included 53 weeks compared to 52 weeks in 2002. As a result, the six months ended May 5, 2001 consists of 27 weeks, compared to the 26-week six months ended May 4, 2002. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

      Freight costs for the Second Quarter of 2001 have been reclassified to comply with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." The reclassification resulted in an increase to net sales and corresponding increase to cost of goods sold of $6.3 million.

NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at May 4, 2002 and November 3, 2001 are comprised  of  the following components:

                                               2002            2001
          Raw materials                      $ 55,295        $ 55,803
          Finished goods                       38,082          37,288

                                             $ 93,377        $ 93,091


NOTE C - Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Effective November 4, 2001 the Company has adopted SFAS No. 142, as such goodwill is no
                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

longer being amortized against earnings. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. We determined that the Company has twelve reporting units based upon the discrete financial information available and the manner in which management reviews operating results.

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

      In performing step one of the test, we engaged an independent appraisal firm to perform a valuation for each of our reporting units. The firm reported a fair value conclusion for each of the reporting units based on historical financial information and management's estimates of future results. We compared the value of each reporting unit to the carrying amount of its net assets including goodwill. In accordance with the transition provisions of SFAS No. 142, we have conducted the first step of the impairment tests as described above. As of November 4, 2001, the tests indicated that the fair value of each of our reporting units exceeded their carrying amount, therefore no impairment charge was recorded upon adoption.




















                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

  Goodwill and other Intangible Assets as of November 4, 2001 and May 4, 2002 are summarized in the following table:

                        May 4, 2002                     November 4, 2001
                Gross      Accum-        Net      Gross       Accum-      Net
 Reporting    Carrying     ulated     Carrying   Carrying     ulated   Carrying
  Segment      Amount      Amort-      Amount     Amount      Amort-    Amount
                           ization                           ization

Goodwill
Custom Sheet     200,181      17,281    182,900    200,181      17,281   182,900
& Rollstock
Color &           82,621      10,559     72,062     82,621      10,559    72,062
Specialty
Compounds
Molded &          44,117       6,503     37,614     44,117       6,503
Profile                                                                   37,614
Products

               $ 321,689  $ (29,113)  $ 292,576  $ 321,689  $ (29,113)  $292,576

Intangible     $   2,500  $     (46)   $  2,454  $       -  $        -
assets with                                                            $      -
finite lives

      Amortization expense for the three months ended May 4, 2002 was $21 which represented the amortization relating to the identified intangible assets required to be amortized under SFAS No. 142. For each of the next five years intangible amortization expense relating to these identified intangibles will be $83.
      As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income for the second quarter and six months ended May 5, 2001 as if SFAS No. 142 had been adopted at the beginning of the prior year is presented below.

                                               3 Months  6 Months
                                                 2001      2001

Reported net income                             $ 10,123  $ 18,678
Add back:  Goodwill amortization (net of tax)   $  1,304  $  2,614
Adjusted net income                             $ 11,427  $ 21,292

Basic net income per share:
  Reported net income                           $    .38  $    .70
  Adjusted net income                           $    .44  $    .82

Diluted net income per share:
  Reported net income                           $    .37  $    .69
  Adjusted net income                           $    .42  $    .80



                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarters ended May 4, 2002 and May 5, 2001 is as follows:

                                               2002            2001
  Cash paid for:
     Interest                                $ 14,671        $ 17,715
     Income taxes                            $    974        $  6,159


Note E - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarter and six months ended May 4, 2002 and May 5, 2001 is as follows:

                              QUARTER ENDED     SIX MONTHS ENDED
                            May 4,     May 5,   May 4,     May 5,
                            2002     2001      2002         2001
Net Earnings                $  9,074 $ 10,123  $ 13,936   $ 18,678
Foreign currency
  translation adjustments        485   (1,220)      424      (458)
Cash flow hedge adjustments      117  (2,054)     1,664    (4,030)
Total Comprehensive Income  $  9,676 $  6,849  $ 16,024   $ 14,190





















                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note F - Segment Information

  The Company's forty-four facilities are organized into three reportable segments based on the nature of the products manufactured.
                              QUARTER       SIX MONTHS
                               ENDED
N                 2002                    2001       2002       2001
e
t
S
a
l
e
s
*
  Custom Sheet & Rollstock     $158,184   $166,726  $286,221    $ 322,655
  Color & Specialty              57,379     59,423   106,304      117,631
 Compounds
  Molded & Profile Products      17,641     25,950    31,347       52,448
     Total Net Sales           $233,204   $252,099  $423,872    $ 492,734

O
p
e
r
a
t
i
n
g
E
a
r
n
i
n
g
s
  Custom Sheet & Rollstock     $ 16,118   $ 18,583  $ 27,276    $  35,251
  Color & Specialty               6,531      6,629    11,575       12,816
 Compounds
  Molded & Profile Products       1,630      2,946     2,442        5,318
  Corporate/Other               (2,934)    (2,566)    (5,361)      (4,292)
     Total Operating           $ 21,345   $ 25,592  $ 35,932    $  49,093
 Earnings

  * Excludes intersegment sales of $7,468 and $6,794 for the three months
 ended   May 4, 2002 and May 5, 2001, respectively, and $12,150 and $15,335
 for the six   months ended May 4, 2002 and May 5, 2001, respectively,
 primarily from the color & compounds segment.








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

Note H - Subsequent Events

     Acquisitions

      On June 4, 2002, Spartech completed an acquisition for all of the stock of GWB Plastics Holding Co. which is the parent of two operating companies: 1) UVTEC, a manufacturer of specialty plastic additives, concentrates and engineered compounds, and 2)PolyTech South, a provider of color concentrates and specialty additives. These businesses generated net sales of more than $40 million during the last twelve months. The cash price for this acquisition is approximately $48.5 million (subject to working capital adjustments) and will be primarily financed from the net proceeds of our equity offering that was completed on May 30, 2002.

  Equity Offering

     On May 30, 2002 Spartech completed a common stock offering ($22 per share) for 2.4 million shares. The approximately $50 million in proceeds (net of expenses) received was used to finance the aforementioned strategic acquisition and to reduce bank debt. The offering increased the company's issued common shares 8.6% to 30,460,682.
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

      The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 2002 will include 52 weeks compared to 53 weeks in 2001. As a result, the six months ended May 4, 2002 consisted of 27 weeks, a 4% shorter operating period than the 26-week six months ended May 5, 2001. The operating results presented below include discussions on a percentage of sales basis for more meaningful comparisons.

      Net sales were $233.2 million and $423.9 million for the quarter and six months ended May 4, 2002, representing a 7% and 14% decrease from the similar periods in 2001, an approximate 4% and 8% decrease after considering the July 2001 divestiture of Spartech's custom molded products business, along with the effect of the additional week reported in the first quarter of 2001.

      Net sales of the Custom Sheet & Rollstock segment decreased 11% to $286.2 million for the first six months of 2002 from the $322.7 million in the prior year period primarily due to lower first quarter volume, lower average resin costs and the extra week reported in 2001. Net sales of the Color & Specialty Compounds segment decreased to $106.3 million from $117.6 million in the first six months 2002. Volume for the group was flat compared to the prior year after a second quarter increase of 5% over the comparable period last year. The
Molded & Profile Products segment net sales decreased to $31.3 million from $52.4 million in the first six months 2001 following the July 2001 sale of the segment's custom molded products businesses.

      Cost of sales was $360.7 million for the first six months 2002, compared with $410.4 million for the first six months of 2001, but increased as a percentage of net sales to 85.1% for 2002 from 83.3% for 2001. Lower sales due to raw material price decreases and low first quarter demand resulted in the increased Cost of Sales percentage.

      Selling and administrative expenses of $27.3 million for the first six months of 2002 decreased from $29.2 million for the first six months of 2001, but increased to 6.4% of net sales from 5.9% in the first six months of 2001. The costs in this category are primarily fixed, resulting in a similar cost level being incurred despite the lower level of sales during the six months of 2002.

           Operating earnings for the six months ended May 4, 2002 were $35.9 million, or 8.5% of net sales, compared to $49.1 million or 10% of net sales for the corresponding period of 2001. The Custom Sheet & Rollstock Segment experienced lower first quarter volumes and changes in product mix partially offset by focused cost reduction efforts, supply-chain management initiatives and the elimination of $3.2 million in goodwill amortization charges, which resulted in an operating margin of 9.5% compared to 10.9% in 2001. The Color & Specialty Compounds segment's operating margin remained unchanged at 10.9% for the first six months of 2002 from 2001. The Molded & Profile segment experienced the largest percentage drop in operating earnings, following the July 2001 sale of the segment's custom molded products businesses with an operating margin of 7.8% compared to 10.1% in 2001.

     Interest expense and distributions on preferred securities of $13.8 million for the first six months of 2002 decreased from $19.0 million from the first six months of 2001 as a result of $88.9 million of debt repayments in last 18 months generated from operating cash flow and the July 2001 sale of the custom molded products business, the effect of the extra week in the first quarter of 2001, and a reduction of interest rates.

      Our effective tax rate was 37.1% for the first six months of 2002 compared to 38.0% in the similar period of 2001, reflecting an improvement in our combined state tax rate and ongoing benefits from research and development credits.

      Net earnings of $13.9 million, or $.51 per diluted share, in the first six months 2002 compared to $18.7 million, or $.69 per diluted share, in the first six months 2001 as a result of the operating factors noted above. The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of fiscal year 2002. Statement No. 142 requires that goodwill no longer be amortized against earnings, but instead tested for impairment at least annually. Upon adoption, the Company did not have an impairment charge and eliminated the amortization of goodwill, which totaled $4.1 million in the prior year six months ended May 5, 2001. Adjusted for the elimination of goodwill, diluted earnings per share for the six months ended May 4, 2001 would have been $.80.


Other Matters

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

      The plastic resins we use in our production process are crude oil or natural gas derivatives, which are available from a number of domestic and foreign suppliers. We are not aware of any trends in the petroleum industry that will significantly affect our sources of raw materials in the future. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages and changes in supplier capacities can have a significant impact on the cost of our raw materials in a short period of time. We generally manage the impact of both increases and decreases in raw material costs through the matching of our inventory levels, current orders, the pass-through of price changes to customers, and the negotiation of competitive pricing with our suppliers.



Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:
                                                    Six Months
                                                2002           2001
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $   37.0      $   32.0

  Net cash used for
     investing activities                    $  (10.1)     $   (8.1)

  Net cash used for
     financing activities                    $  (23.5)     $  (24.9)

  Increase (Decrease) in cash
     and equivalents                         $    3.4      $   (1.1)

      Operating cash flow provided by net earnings decreased 25%, to $13.9 million for the first six months 2002 from $18.7 million for the first six months 2001. Operating cash flows used by changes in accounts receivable totaled $8.1 million due to seasonally higher sales in the second quarter.
Operating  cash  flows  provided by changes in inventory  totaled  $.4  million.
Operating  cash  flows  provided  by changes in accounts  payable  totaled  $9.3 million.

      Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first six months 2002 and 2001 were $8.6 million, and we anticipate total capital expenditures of approximately $20 million for fiscal 2002. Our purchase of certain business from ProForm, a bath and shower surround manufacturer, and our investment in X-Core, LLC, a custom engineered wheels business totaled $4.7 million for the first quarter of fiscal 2002 and proceeds from the sale of the custom molded products business was $2.7 million.

      The cash flows used for financing activities was $23.5 million for the six months of 2002. The primary activity was the net bank repayments of $25.4 million, borrowings for acquisitions of $4.7 million, cash dividend payments of $5.1 million, and stock option proceeds of $2.3 million.



Financing Arrangements
     The following table summarizes our obligations under financing arrangements and lease commitments as of May 4, 2002:

    Type of         Total     Less Than  1-3 Years   More Than  5 Years or
   Commitment       Amount     1 Year                 3 Years      More
                  Committed                           But Less
                                                       Than 5
                                                       Years
Bank Credit       $ 155,000  $       -   $       -   $ 155,000  $       -
Facilities
Unsecured Notes     103,572     17,857      50,716      28,570      6,429
Other Debt            9,441        247         287         283      8,624
Obligations
Convertible         150,000          -           -           -    150,000
Debentures
Operating Lease      25,947      5,909       9,983       5,989      4,066
Commitments
Standby Letters      11,936          -           -           -          -
of Credit
Total             $ 455,896  $  24,013   $  60,986   $ 189,842  $ 169,119
Contractual Cash
Obligations


      At May 4, 2002, our total outstanding borrowings under the bank credit facilities were $155.0 million at a weighted average rate of 6.4% (including the effect of an interest rate swap). We had $92.3 million in total availability under the $260 million facilities, however this availability was limited to $36.3 million due to bank covenant restrictions. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital need, regular quarterly dividends, and planned capital expenditures for the next year.
     If our cash from operations was substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they became due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. In addition, our combined payment of dividends on our common stock and the repurchase of common shares for treasury is limited to 60% of our cumulative consolidated net income since November 1, 1997. At May 4, 2002, we had approximately $8.0 million of unrestricted retained earnings available for such payments. Future dividends are expected to be paid from future earnings. While we were in compliance with such covenants in 2001 and currently expect to be in compliance during 2002, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

Significant Accounting Policies, Estimates and Judgments
      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
* Revenue Recognition - We recognize revenue as the product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed on with the customer in advance, and we inspect our products prior to shipment to ensure that these specifications are met. We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates that we have in the past. Any significant increase in returns could have a material negative impact on our operating results.
* Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's
  credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers
  and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions
  established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.
* Inventories - We value inventories at the lower of actual cost (first-in, first-out) to purchase or manufacture the inventory or the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production runs. We record these inventories initially at purchase price and, based on the inventory aging
  and other considerations for realizable value, we write down the carrying value
  to brokerage value, where appropriate. We regularly review inventory on hand
          and
  record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we
  make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant
  impact on the value of our inventory and the operating results.
* Acquisition Accounting - We have made several acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of operation were included in our Consolidated Statement of Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delayed finalization of purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions.
* Valuation of Long-Lived Assets - We review the carrying value of our long-lived assets whenever events and changes in business indicate the carrying value of the assets may not be recoverable. We recognize impairment losses if expected future cash flows of the related assets (based on our current projections of anticipated future cash flows) are less than carrying value or where assets that are held for sale are deemed to be valued in excess of the expected amount to be realized upon sale. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
      For additional information regarding our significant accounting policies, see Note 1 to our 2001 Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

      In  June  2001,  the  FASB  issued SFAS No.  143,  "Accounting  for  Asset
Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002 (our fiscal year 2003). We will adopt SFAF No. 143 at the beginning of our 2003 fiscal year and we do not believe it will have a material effect on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" however, this statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 (our fiscal
2003). We do not believe that the adoption of SFAS No. 144 will have a material effect on our financial position or results of operation.

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

                                                                              At
               the Annual Shareholders meeting held March 13, 2002, Mr. Ralph B. Andy was elected as a Director of the Company with 24,773,970 votes for, 130,104 against, and 1,454,887 abstentions. Mr. Jackson W. Robinson was also elected as a director of the Company with 24,899,356 votes for, 4,718 against, and 1,454,887 abstentions. Mr. Lloyd E. Campbell was also elected as a Director of the Company with 24,868,132 votes for, 35,941 against, and 1,454,887 abstentions. Arthur Andersen LLP was ratified as the Company's auditor with 25,803,179 votes for, 511,595 against, and 46,193 abstentions.


Item 6 (a).    Exhibits

     11        Statement re Computation of Per Share Earnings

Item 6 (b).    Reports on Form 8-K

     A report on Form 8-K, dated May 3, 2002 announcing a Change in Registrants Certifying Accountant from Arthur Andersen to Ernst and Young filed with the Commission on May 3, 2002 and incorporated herein by reference.

     A report on Form 8-K, dated May 30, 2002 announcing the second quarter 2002 earnings and to file an underwriting agreement filed with the Commission on May 30, 2002 and incorporated herein by reference.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   June 5, 2002                      /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                                          /s/Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)