Form 10-Q
period 2002-08-03
SPARTECH CORP
filed 2002-09-10
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 3, 2002


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

Yes   x   No


     Number of common shares outstanding as of August 3, 2002:

     Common Stock, $.75 par value per share            29,283,292



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                 August 3, 2002



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of August 3, 2002 and November 3, 2001         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended August 3, 2002 and August 4, 2001           4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          August 3, 2002 and August 4, 2001                 5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    13


PART II.  OTHER INFORMATION                                22

          SIGNATURES AND CERTIFICATIONS                    23


                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
               (Dollars in thousands, except share amounts)

                                  ASSETS
                                          Aug. 3, 2002
                                           (unaudited)    Nov. 3, 2001
Current Assets
  Cash and equivalents                       $ 10,054        $  8,572
  Receivables, net                            126,189         119,074
  Inventories                                 101,240          93,091
  Prepayments and other                         5,999           9,333
     Total Current Assets                     243,482         230,070

Property, Plant and Equipment                 409,508         389,072
  Less accumulated depreciation               135,808         114,917
     Net Property, Plant and Equipment        273,700         274,155

Goodwill and Other Intangible Assets          336,070         292,576

Other Assets                                   18,110          18,302
                                             $871,362        $815,103

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 18,076       $  18,225
  Accounts payable                             86,321          76,131
  Accrued liabilities                          38,587          24,568
     Total Current Liabilities                142,984         118,924

Long-Term Debt, Less Current Maturities       232,476         270,489

Other Liabilities                              59,967          59,144

     Total Long-Term Liabilities              292,443         329,633
Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 30,460,682 and 28,067,023
     shares issued in 2002
     and 2001, respectively                    22,846          21,039
  Contributed capital                         141,820          94,239
  Retained earnings                           163,446         145,909
  Treasury stock, at cost, 1,177,390 shares
     in 2002 and 1,367,437 shares in 2001    (28,617)        (30,410)
  Accumulated other comprehensive income     (13,560)        (14,231)

     Total Shareholders' Equity               285,935         216,546
                                             $871,362        $815,103

See accompanying notes to consolidated condensed financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        (Unaudited and dollars in thousands, except per share data)


                                     QUARTER ENDED      NINE MONTHS ENDED
                                   Aug. 3,    Aug. 4,   Aug. 3,   Aug. 4,
                                    2002       2001      2002       2001

Net Sales                          $237,242   $228,501  $661,114  $721,235

Costs and Expenses
  Cost of sales                     198,990    191,977   559,643   602,351
  Selling and administrative         13,507     13,865    40,794    43,042
  Write-down of long lived                -      5,550         -     5,550
  assets
  Amortization of goodwill                -      2,040         -     6,130
                                    212,497    213,432   600,437   657,073

Operating Earnings                   24,745     15,069    60,677    64,162
  Interest                            4,094      5,477    12,752    19,320
  Distributions on
   preferred securities of
   Spartech capital trusts            2,563      2,563     7,688     7,688

Earnings Before Income Taxes         18,088      7,029    40,237    37,154
  Income taxes                        6,602      2,370    14,815    13,817

Net Earnings                       $ 11,486   $  4,659  $ 25,422  $ 23,337


Net Earnings Per Common Share:

  Basic                            $    .40   $    .17  $    .93  $    .87
  Diluted                          $    .39   $    .17  $    .91  $    .87


Dividends Per Common Share         $   .095   $   .095  $   .285  $   .285




See accompanying notes to consolidated condensed financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)

                                                 NINE MONTHS ENDED
                                            Aug. 3, 2002   Aug.4, 2001

Cash Flows From Operating Activities
  Net earnings                               $ 25,422        $ 23,337
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization           20,715          27,089
       Write-down of long-lived assets              -           5,550
       Change in current assets and
          liabilities, net of effects of
          acquisitions                         13,011        (12,049)
       Other, net                               4,282             528
     Net cash provided by operating
       activities                              63,430          44,455

Cash Flows From Investing Activities
  Capital expenditures                       (17,236)        (11,830)
  Retirement of assets                            492           1,175
  Business (Acquisitions)/Divestitures, net  (50,337)          20,721
     Net cash (used for) provided by
     investing activities                    (67,081)          10,066

Cash Flows From Financing Activities
  Bank borrowings (payments) for business
     Acquisitions/ Dispositions                 4,690        (20,721)
  Net payments on revolving
     credit facilities                       (42,590)        (22,640)
  Payments on bonds and leases                  (262)           (762)
  Issuance of common stock                     50,663               -
  Cash dividends on common stock              (7,886)         (7,604)
  Stock options exercised                       3,114           1,189
  Treasury stock acquired                     (2,596)         (5,287)
     Net cash provided by (used for)
       financing activities                     5,133        (55,825)


Increase (Decrease) in Cash and Equivalents     1,482         (1,304)

Cash and Equivalents at Beginning Of Period     8,572          10,495

Cash and Equivalents at End Of Period        $ 10,054        $  9,191

See accompanying notes to consolidated condensed financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

     The consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries (the Company). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in our November 3, 2001 Annual Report on Form 10-K.

      Our fiscal year ends on the Saturday closest to October 31. Fiscal year 2001 included 53 weeks compared to 52 weeks in 2002. As a result, the nine months ended August 4, 2001 consisted of 40 weeks, compared to the 39-week nine months ended August 3, 2002. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

      Freight costs for the third quarter and nine months of 2001 have been reclassified to comply with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." The reclassification resulted in an increase to net sales and corresponding increase to cost of goods sold of $5.7 million for the third quarter and $17.9 million for the nine months ended August 4, 2001.

NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out)  or
market.   Inventories at August 3, 2002 and November 3, 2001 are  comprised of the following components:

                                               2002            2001
          Raw materials                      $ 59,123        $ 55,803
          Finished goods                       42,117          37,288

                                             $101,240        $ 93,091

NOTE C - Goodwill and Other Intangible Assets

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and
Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Effective November 4, 2001, the Company has adopted SFAS No. 142, and as such, goodwill

                  SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

is no longer being amortized against earnings. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. We determined that the Company has twelve reporting units based upon the discrete financial information available and the manner in which management reviews operating results.

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

      In performing step one of the test, we engaged an independent appraisal firm to perform a valuation for each of our reporting units. The firm reported a fair value conclusion for each of the reporting units based on historical financial information and management's estimates of future results. We compared the value of each reporting unit to the carrying amount of its net assets including goodwill. In accordance with the transition provisions of SFAS No. 142, we have conducted the first step of the impairment tests as described above. As of November 4, 2001, the tests indicated that the fair value of each of our reporting units exceeded their carrying amount; therefore, no impairment charge was recorded upon adoption.

     We will perform our annual impairment testing as required by SFAS 142 during our fourth quarter of 2002. The annual test will consist of revaluing several of the Company's reporting units for which substantial excess was not present between the fair value of the reporting unit and their net asset values.



                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

     On June 4, 2002, the Company completed the acquisition of GWB Plastics Holding Co. (GWB) for approximately $48.5 million (see Note H - Acquisitions). The excess purchase price over the fair value of tangible assets purchased was approximately $41 million. The Company has engaged an independent appraisal firm to value the identified intangible assets. The appraisal, once completed, will result in the allocation of this amount to its components of goodwill and certain other intangible assets. The Company currently estimates that the amount to be allocated to goodwill will exceed $20 million.

     Goodwill as of August 3, 2002 and November 4, 2001 are summarized in the following table, excluding that acquired in the GWB Plastics Holding Co. transaction discussed below:

                                   August 3,     November 4,
                                     2002            2001
                                 Net Carrying    Net Carrying
          Reporting Segment         Amount          Amount

     Goodwill
     Custom Sheet & Rollstock         $185,805       $182,900
     Color & Specialty Compounds        72,062         72,062
     Molded & Profile Products          37,614         37,614

                                     $ 295,481       $292,576

      A reclassification of $2,905 was made from Other Intangible Assets into Goodwill within the Custom Sheet & Rollstock reporting segment during the quarter related to a current year acquisition.

      As required by SFAS No. 142, the results for the prior year have not been restated. A reconciliation of net income for the third quarter and nine months ended August 3, 2001 as if SFAS No. 142 had been adopted at the beginning of the prior year is presented below.


                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

                                                 Third     Nine
                                                Quarter   Months
                                                 2001      2001

Reported net income                             $  4,659  $ 23,337
Add back:  goodwill amortization (net of tax)      1,304     3,917
Adjusted net income                             $  5,963  $ 27,254

Basic net income per share:
  Reported net income                           $    .17  $    .87
  Adjusted net income                           $    .22  $   1.04

Diluted net income per share:
  Reported net income                           $    .17  $    .87
  Adjusted net income                           $    .21  $   1.02


NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarters ended August 3, 2002 and August 4, 2001 is as follows:

                                               2002            2001
  Cash paid for:
     Interest                                $ 19,931        $ 23,868
     Income taxes                            $  4,461        $  9,254


NOTE E - Comprehensive Income

     Comprehensive income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the quarter and nine months ended August 3, 2002 and August 4, 2001 is as follows:

                              QUARTER ENDED     NINE MONTHS ENDED
                            Aug. 3,   Aug. 4,   Aug. 3,   Aug. 4,
                            2002     2001      2002         2001
Net earnings                $ 11,486  $ 4,659  $ 25,422   $ 23,337
Foreign currency
  translation adjustments         38   (1,758)      462    (2,216)
Cash flow hedge adjustments   (1,455)    (612)      209    (4,642)
Total comprehensive income  $ 10,069 $  2,289  $ 26,093   $ 16,479





                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

NOTE F - Segment Information

  The Company's forty-three facilities are organized into three reportable segments based on the nature of the products manufactured.

                                       QUARTER          NINE MONTHS
                                        ENDED
                                8/3/02     8/4/01     8/3/02     8/4/01
Net Sales*
  Custom Sheet & Rollstock     $157,635   $151,730  $443,856    $ 474,385
  Color & Specialty              63,124     55,276   169,428      172,907
 Compounds
  Molded & Profile Products      16,483     21,495    47,830       73,943
     Total Net Sales           $237,242   $228,501  $661,114    $ 721,235

Operating Earnings
  Custom Sheet & Rollstock     $ 19,103   $ 17,457  $ 46,379    $  52,708
  Color & Specialty               6,921      6,077    18,496       18,893
   Compounds
  Molded & Profile Products       1,234      2,276     3,676        7,594
  Corporate/Other               (2,513)   (10,741)    (7,874)     (15,033)
     Total Operating           $ 24,745   $ 15,069  $ 60,677    $  64,162
     Earnings

    * Excludes intersegment sales of $7,487 and $6,631 for the three months ended August 3, 2002 and August 4, 2001, respectively, and $19,637 and $21,966 for the nine months ended August 3, 2002 and August 4, 2001, respectively, primarily from the Color & Specialty Compounds segment.

NOTE G - Recently Issued Accounting Standards Not Yet Adopted

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002 (the Company's fiscal year 2003).



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

     In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146
requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement will become effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

NOTE H - Acquisitions

      On  June  4, 2002, Spartech completed an acquisition for all  of  the stock of GWB Plastics Holding Co. (GWB) which is the parent of two operating companies, UVTEC and PolyTech South. These businesses, which generated net sales of approximately $40 million for their last twelve months prior to acquisition, will add approximately 70 million pounds of production capacity to Spartech's current 11-plant Color & Specialty Compounds segment as well as expand our regional diversity by adding a second facility in the south central U.S. Benefits from the combination of UVTEC and PolyTech South with our Spartech Polycom operations include: (1) the addition of several polyolefin products with exceptional flame retardant  and  UV  performance; (2) the broadening of  our  technical  and marketing  knowledge to serve the growing specialty compounds segment;  and
(3) enhance logistics and warehouse system to better serve our combined customer base. The preliminary allocation of the approximately $48.5 million purchase price resulted in $41 million of goodwill and other intangible assets. The allocation to individual intangible assets and goodwill will be performed when formal appraisals are completed. The acquisition was accounted for using the purchase method, and as such, the results of the acquired company have been consolidated with the Company's financial statements effective as of the acquisition date. The purchase was financed through proceeds from our May 30, 2002 common stock offering of 2.4 million shares at $22 per common share.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company's fiscal year ends on the Saturday closest to October 31. Fiscal year 2002 will include 52 weeks compared to 53 weeks in 2001. As a result, the nine months ended August 3, 2002 consisted of 39 weeks, a 3% shorter operating period than the 40-week nine months ended August 4, 2001. The operating results presented below include discussions on a percentage of sales basis for more meaningful comparisons.

      Net sales were $237.2 million for the quarter ended August 3, 2002 representing a 4% increase over the prior year (a 3% increase excluding the effects of acquisitions and divestitures) and $661.1 million for the nine months ended August 3, 2002, representing an 8% decrease from the similar periods in 2001 (a 4% decrease excluding the effects of acquisitions, divestitures and the additional week reported in the first quarter of
2001).

      The Company's fiscal 2002 third quarter operating earnings were $24.7 million (10.4% of sales) as compared to the $15.1 million (6.6% of sales) reported in 2001. The third quarter of fiscal 2001 included $9.1 million in non-recurring expenses and $2.0 million of goodwill amortization that were not incurred in the third quarter of 2002. The third quarter 2002 operating earnings decreased 5% after adding back these items to the prior year's results. Operating earnings for the nine months ended August 3, 2002 were $60.7 million (9.2% of sales) as compared to the reported $64.2 million (8.9% of sales) in the first nine months of 2001. The operating earnings for nine months in 2001 were $79.4 million (11.0% of sales) after adding back the $9.1 million of non-recurring expenses and $6.1 million of goodwill amortization that were not incurred during 2002. The lower comparable operating margin for the third quarter was the result of an unfavorable mix of products sold in the Custom Sheet & Rollstock group, and continued overall weakness in the Molded & Profile Products segment. The nine month operating margin for fiscal 2002 was further impacted by lower overall volume, especially in the first quarter of the year. Year-over-year volume comparisons have improved in both the second and third quarter of fiscal 2002 after the weak first quarter, and we expect that trend to continue through the fourth quarter of the fiscal year. Resin prices began to rise during our third quarter, and we expect further increases during the fourth quarter of 2002. Competitive situations hinder our ability to pass along these cost increases, in full, through increased selling prices which may reduce our operating margin during the fourth quarter. We expect to offset most of these increases with past and present cost reduction efforts and increased volumes.

      Cost of sales was $559.6 million for the nine months ended August 3, 2002, compared with $598.8 million before non-recurring expenses for the first nine months of 2001, but increased as a percentage of net sales to 84.7% for 2002 from 83.5% for 2001. Lower sales prices due to raw material price decreases and an unfavorable mix of products sold as well as low first quarter demand, resulted in the increased cost of sales percentage.

      Selling and administrative expenses of $40.8 million for the first nine months of 2002 decreased from $43.0 million for the first nine months of 2001, but increased to 6.2% of net sales from 6.0% in the first nine months of 2001. The costs in this category are primarily fixed, resulting in a similar cost level being incurred despite the lower level of sales during the nine months of 2002. These expenses decreased to 5.7% of sales in the third quarter of 2002 as sales volumes continued to improve and some of our cost reduction programs benefited our results.


     In the third quarter of 2001, the Company recorded $9.1 million in non-recurring pre-tax expenses for costs incurred on the operations slated for closedown, including the writedowns for the impairment of long-lived assets. The non-recurring expenses consisted of $5.6 million related to the impairment of long-lived assets and $3.5 million related to severance, phase out, and other exit costs recorded in cost of sales. The impairment charges adjusted the carrying values of these assets to fair value less the cost to sell. The fair value was determined by using current selling prices for similar assets. All the asset impairment charges and the majority of the non-recurring expenses were reflected as a Corporate/Other operating expense.

      Interest expense and distributions on preferred securities of $20.4 million for the first nine months of 2002 decreased from $27.0 million form the first nine months of 2001 as a result of $106.4 million of debt repayments in the last 21 months generated from operating cash flow, the July 2001 sale of the custom molded products business, the May 2002 secondary stock offering, the effect of the extra week in the first quarter of 2001, and a reduction in interest rates.

      Our effective tax rate was 36.8% for the first nine months of 2002 compared to 37.2% in the similar period of 2001, reflecting an improvement in our combined state tax rate and ongoing benefits from research and development credits.

     Net earnings of $25.4 million, or $.91 per diluted share, in the first nine months 2002 compared to $23.3 million, or $.87 per diluted share, in the first nine months 2001 as a result of the operating factors noted above. The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of fiscal year 2002. Statement No. 142 requires that goodwill no longer be amortized against earnings, but instead tested for impairment at least annually. Upon adoption, the Company did not have an impairment charge and eliminated the amortization of goodwill, which totaled $6.1 million in the prior year nine months ended August 4, 2001. Adjusted for the elimination of goodwill, diluted earnings per share for the nine months ended August 4, 2001 would have been $1.02.

Segment Results

      Net sales of the Custom Sheet & Rollstock segment decreased 6% to $443.9 million for the nine months ended August 3, 2002 from the $474.4 million in the prior year period primarily due to changes in price/mix of products sold, lower first quarter volume and the extra week reported in 2001. Net sales of the Color & Specialty Compounds segment decreased 2% to $169.4 million from $172.9 million in the first nine months 2001. Third quarter sales increased 14% as the group benefited from the acquisition of PolyTech South and UVTEC (12% increase) and internal sales growth (5% increase) partially offset by a negative price/mix effect in the quarter (3% decrease). The Molded & Profile Products segment net sales decreased to $47.8 million from $73.9 million in the first nine months 2001 following the July 2001 sale of the segment's custom molded products businesses.

      The Custom Sheet & Rollstock Segment experienced lower first quarter volumes and changes in product mix partially offset by focused cost reduction efforts, supply-chain management initiatives and the elimination of $4.8 million in goodwill amortization charges, which resulted in an operating margin of 10.4% for the first nine months of 2002 compared to 11.1% in the first nine months of 2001. The Color & Specialty Compounds segment's operating margin remained unchanged at 10.9% for the first nine months of 2002 from 2001. The Molded & Profile segment experienced the largest percentage drop in operating earnings, following the July 2001 sale of the segment's custom molded products businesses with an operating margin of 7.7% compared to 10.3% in 2001.


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


Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:
                                                    Nine Months
                                                2002           2001
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $   63.4      $   44.5

  Net cash (used for) provided by
     investing activities                    $  (67.1)     $   10.1

  Net cash provided by (used for)
     financing activities                    $    5.1      $  (55.8)

  Increase (decrease) in cash
     and equivalents                         $    1.5      $   (1.3)

      Operating cash flow provided by net earnings plus depreciation and amortization decreased 9%, to $46.1 million for the first nine months 2002 from $50.4 million for the first nine months 2001. Operating cash flows used by changes in accounts receivable totaled $3.1 million due to seasonally higher sales in the third quarter. Operating cash flows used by changes in inventory totaled $4.5 million due to higher resin prices and selective pre-buys of raw materials ahead of price increases. Operating cash flows provided by changes in accounts payable totaled $6.8 million due to the seasonally higher sales levels and the increased resin pricing.

       Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first nine months 2002 and 2001 were $17.2 million and $11.8 million, respecitvely, and we anticipate total capital expenditures of approximately $23 million for fiscal 2002. Acquisitions/divestitures were our purchase of ProForm, a bath and shower surround manufacturer, our investment in X-Core, LLC, a custom engineered wheels business and our purchase of GWB totaled $53.0 million for the first nine months of fiscal 2002 and final settlement of proceeds from the sale of the custom molded products business of $2.7 million which occurred during fiscal 2001.

      The cash flows provided by financing activities were $5.1 million for the nine months of 2002. The primary activity was the net bank repayments of $42.9 million, borrowings for acquisitions of $4.7 million, cash dividend payments of $7.9 million, stock option proceeds of $3.1 million, and treasury stock purchases of $2.6 million, and the issuance of common stock.




Financing Arrangements

     On May 30, 2002, we announced the completion of a secondary public offering of 8,250,000 shares of our common stock. These shares represented 2,115,000 shares of the Company and 6,135,000 shares offered by two selling shareholders, Vita International Limited (6,000,000), a wholly owned subsidiary of British Vita PLC, Inc. and RBA Partners, L.P. (135,000), an entity controlled by Ralph B. Andy, a non-employee director of Spartech Corporation. In addition to these shares offered, the Company sold an additional 309,375 shares and Vita sold an additional 928,125 shares to the
underwriters to cover over-allotments.   The stock was sold to the public
at $22.00 per share. The offering was led by an underwriting group managed by Goldman, Sachs & Co., Merrill Lynch & Co., First Analysis Securities Corporation, McDonald Investments Inc. and Commerce Capital Markets. The net proceeds received by the Company from the sale of common shares, $50.7 million, was used to finance the GWB acquisition and repay bank credit facility borrowings.
     The following table summarizes our obligations under financing arrangements and lease commitments as of August 3, 2002:

Type of Commitment    Total    Less Than   1-3 Years   More Than  5 Years or
                      Amount     1 Year                 3 Years      More
                    Committed                           But Less
                                                         Than 5
                                                         Years
Bank credit         $ 137,600  $       -   $       -   $ 137,600  $       -
  facilities
Unsecured notes       103,571     17,857      50,716      28,570      6,428
Other debt              9,381        219         282         289      8,591
  obligations
Convertible           150,000          -           -           -    150,000
  debentures
Operating lease        32,398      7,433      10,432       6,638      7,895
  commitments
Standby letters        12,736          -           -           -          -
  of credit
Total Contractual   $ 445,686  $  25,509   $  61,430   $ 173,097  $ 172,914
  Cash Obligations

      At August 3, 2002, our total outstanding borrowings under the bank credit facilities were $137.6 million at a weighted average rate of 6.8% (including the effect of an interest rate swap). We had $106.0 million in total availability under the $256 million in credit facilities, however this availability was limited to $83.9 million due to bank covenant restrictions. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.
      If our cash from operations was substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they became due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. In addition, our combined payment of dividends on our common stock and the repurchase of common shares for treasury is limited to 60% of our cumulative consolidated net income since November 1, 1997. At August 3, 2002, we had approximately $36.9 million of unrestricted retained earnings available for such payments. While we were in compliance with such covenants in 2001 and currently expect to be in compliance during 2002, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

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

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Effective November 4, 2001, the Company has adopted SFAS No. 142, and no longer amortizes goodwill against earnings. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. In accordance with the transition provisions of SFAS No. 142, we have conducted the required testing and concluded that the Company's goodwill was not impaired.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This statement is effective for the financial statements issued for fiscal years beginning after June 15, 2002 (our fiscal year 2003). We will adopt SFAS No. 143 at the beginning of our 2003 fiscal year and we do not believe it will have a material effect on our financial position or results of operations.

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

     In April 2002, the FASB approved for issuance SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146
requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement will become effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.

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


                                          SPARTECH CORPORATION
                                              (Registrant)



Date:   September 9, 2002                 /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                                          /s/Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in this quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Spartech Corporation.


                                        Date: September 9, 2002


                                        /s/Bradley B. Buechler
                                        Bradley B. Buechler
                                        Chairman, President and Chief
                                        Executive Officer


                                        /s/Randy C. Martin
                                        Randy C. Martin
                                        Executive Vice President and  Chief
                                        Financial Officer

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradley B. Buechler, certify that:

1.    I  have  reviewed  this  quarterly report on Form  10-Q  of  Spartech
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


                                        Date: September 9, 2002

                                        /s/Bradley B. Buechler
                                        Bradley B. Buechler
                                        Chairman, President and Chief
                                        Executive Officer (Principal
                                        Executive Officer)

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Randy C. Martin, certify that:

1.    I  have  reviewed  this  quarterly report on Form  10-Q  of  Spartech
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                        Date: September 9, 2002

                                        /s/Randy C. Martin
                                        Randy C. Martin
                                        Executive Vice President
                                        and  Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)