Form 10-K
period 2002-11-02
SPARTECH CORP
filed 2003-01-17
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended November 2, 2002


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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $469,163,561 on December 31, 2002.

There were 29,246,204 total shares of common stock outstanding as of December 31, 2002.

                    Documents incorporated by reference
   1) Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.
   2) Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                PART I

Item 1.   BUSINESS

General

    Spartech   Corporation   ("The  Company"),   together   with   its
subsidiaries, is an intermediary processor of thermoplastics. The Company converts base polymers, or resins, from commodity suppliers into extruded plastic sheet and rollstock, acrylic products, color concentrates and blended resin compounds, and injection molded and profile extruded products. The Company's products are sold to over 7,000 original equipment manufacturers and other customers in a wide range of end markets. The Company operates 42 production facilities in North America and one in Europe, and is organized into three reportable segments, based on the products manufactured: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

 Custom Sheet & Rollstock sells its products to various manufacturers who use plastic components in their industrial products. The Company's custom sheet and rollstock is utilized in several end markets including food/medical packaging, signs, spas, bathtubs & shower surrounds, burial vault liners, automotive & recreational vehicle components, airplanes, boats, security windows, and refrigerators. The Company is North America's largest extruder of custom rigid plastic sheet and rollstock, operating 23 facilities in the United States and Canada under the names Spartech Plastics and Spartech Polycast.

 Color & Specialty Compounds sells custom designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food & medical packaging, automotive equipment, consumer electronics & appliances, roofing, lawn & garden equipment, wallcoverings, and other end markets. The Company produces and distributes these products from 13 facilities under the names Spartech Polycom, Spartech Color and Spartech Vy-Cal in the United States, Canada and France.

 Molded & Profile Products manufactures a number of proprietary items including: thermoplastic tires and wheels for the medical, lawn & garden, refuse container, and toy markets and window frames and fencing for the building & construction market as well as other custom profile extruded products for a variety of industries. The Company manufactures these molded and profile products from 7 facilities in the United States and Canada under the names Spartech Industries, Spartech Profiles, Spartech Alshin, Spartech Townsend and Spartech Marine.


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

Industry Overview

  The  intermediary  processor segment of  the  plastics  industry  is
fragmented,   with  over  2,000  plastic  processing  companies   that
generally operate in one or more of the following areas:

 "    Sheet Extrusion           - Plastic sheet is produced by forcing
                              melted plastic through wide, flat die,
                              between polished or textured
                              metal rollers and onto a flat cooling
                              bed for cutting to the desired
                              width and length.
  "    Rollstock Extrusion      - Similar to sheet extrusion, except
                              that the plastic is wound
                              onto  rolls  rather than cut  into  flat
                              pieces of a specific length.
  "    Calendering              - Plastic film is produced by drawing a
                               heated  extruded sheet of resin between
                               two   counter-rotating  rollers   under
                               pressure.
 "    Cell Cast Acrylics        - Acrylic sheet is produced by pouring
                               a reactive mixture of
                               liquid    monomers,    additives    and
                               catalysts  between two  polished  glass
                               sheets   held  together  at  a  desired
                               thickness, and allowing the mixture  to
                               polymerize   with   time,   heat,   and
                               pressure  in  an  oven  or  water  bath
                               until solid.
 "    Specialty Compounding      - Basic plastic resins are melted and
                               mixed with additives,
                              fillers,  or other plastics in order  to
                              impart   specific  properties  such   as
                              gloss,  strength or moldability  to  the
                              resulting  mixture, which  is  typically
                              sold and shipped in pellet form.
 "    Color Concentrates         - Basic plastic resins are melted and
                              mixed with pigments in order to produce
                              colored pellets, which
                              plastics compounders or fabricators blend
                              with natural color plastics
                              to make products of desired colors.
 "    Profile Extrusion          -  Products  having  a  desired  two-
                               dimensional cross-section, such as plastic
                               fence rails or window
                               frames, are produced by forcing melted plastic through a die of various shapes, cooling it in air or in a water bath, and cutting it to the desired length.
 "    Cast Acrylic Rods & Tubes   -  Rods  are produced from  reactive
                               mixtures similar to those used for cell cast
                               acrylics by curing the
                               mixture in a vertical, tubular mold and then
                               grinding and polishing
                               the rod to the desired length and diameter.
                               Tubes are produced by
                               curing a similar mixture against the inside
                               of a drum-shaped mold of
                               the desired length and diameter while it revolves on a horizontal axis.
 "    Injection Molding           - Three-dimensional products such as
                               wheels are formed by forcing melted plastic into a mold cavity under pressure so that when cooled the plastic reflects the shape of the cavity.

      There are various other processes used within the plastics processing industry in which we do not compete, such as film extrusion, continuous cast acrylics, pipe and tube extrusion, thermoforming, blow molding and rotational molding.

      Each of these processing methods has unique competitive and economic characteristics and involves different production capabilities, operating costs and equipment and requires a different level of capital expenditure and operating expertise.

      A large percentage of the plastics processors in the United States are small to mid-size regional operations that generate less than $50 million in annual sales, and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation include:

     "     Greater  focus on management transition issues by  plastics entrepreneurs;
     "    The potential to achieve economies of scale and obtain revenue and fixed cost synergies;
     "     Increased  capital and technical capabilities necessary  to increase production efficiencies and expand capacity; and
     "    Customers seeking to deal with fewer suppliers.

      Due to the size and breadth of our operations, we believe we are well positioned to increase our business through new product developments, the continuing substitution of thermoplastics for wood, metal and fiberglass applications, and selective acquisitions.

Competitive Strengths

     Our competitive strengths include:

  "    Market Position. According to the Plastics News Market Data Book,
     December 31, 2002, we are the largest producer of custom sheet and rollstock in North America, and we are one of the leading producers of color and specialty compounds in North America.

  "     New Product Development. Our diversity of product capabilities and experienced operating personnel have provided a consistent means for identifying and developing new product applications through both the use of our proprietary Alloy Plastics and the acceleration of Product Transformation ideas.

  "     Benefits  from Acquisitions. We have completed 12 acquisitions over the past five years. Our successful integration of these acquisitions into our business has enabled us to achieve synergies and operating leverage through:

     -    Centralized purchasing of raw materials and other cost synergies;
     - Improved resource utilization by way of manufacturing optimization; and
     -    Greater absorption of fixed costs over an increased revenue base.

      These factors enable us to broaden our product capabilities and enhance customer service while maintaining our cost competitiveness.

* Commitment to Customer Service. We seek to differentiate ourselves from our competitors by emphasizing our wide range of product offerings, consistent product quality, outstanding customer service, and innovative technical solutions for our customers.

* Diversified Customer Base. We sell our products to over 7,000 customers in a broad range of end markets, with no single customer accounting for more than 2% of our 2002 sales. Our top 20 customers represented 23% of our 2001 sales. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 25% of our 2001 sales. The packaging market generally experiences faster growth and less cyclicality than the other major markets served by plastics processors.

* Geographic Presence. Our 43 plants are strategically located in 37 cities throughout the United States as well as in eastern Canada and France. The close proximity of our plants to our customers saves shipping costs and reduces delivery times.

* Decentralized Management Structure. Our day-to-day operating decisions are made at each of our operating locations. This promotes operating efficiency, timely decision making and effective integration of the businesses we acquire.

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


Date Acquired    Business Acquired              Products / Segments
August 1997      Preferred    Plastic     Sheet Extruded   Sheet    &
                 Division                       Rollstock
                    of Echlin Inc                      and    Profile
                                                Products
March 1998       Polycom Huntsman, Inc.         Specialty Compounds
April 1998       Prismaplast Canada, Ltd.       Color Concentrates
October 1998     Anjac-Doran Plastics, Inc.     Profile Products
January 1999     Lustro    Plastics,    Company Extruded   Sheet    &
                 L.L.C.                         Rollstock
May 1999         Alltrista Plastic Packaging    Extruded Sheet &
                 Company                        Rollstock
                    Division of Alltrista
                 Corporation
October 1999     Accura Molding Company Ltd.    Injection Molded
                                                Products
October 1999     OS Plastics, Division of       Extruded Sheet &
                 Innocan                        Rollstock
                    Capital Inc.
October 1999     Geoplast PVC Division of RAE   Profile Products
                    Capital Corp.
February 2000    Uniroyal Technology            Extruded Sheet &
                 Corporation's                  Rollstock
                    High Performance Plastics     and Cell Cast
                                                Acrylic
October 2000     Alshin Tire Corporation        Injection Molded
                                                Products
June 2002        GWB Plastics Holding Co.       Color & Specialty
                                                Compounds

 In November 2001 we acquired an 85.7% equity interest in X-Core, LLC, a manufacturer of injection molded wheels for the wheelchair and bicycle markets, in exchange for a cash investment of up to $2.8 million over the next four years.

       As a result of our acquisitions, we have been able to enhance our market position, aggressively develop new and diverse products, achieve synergies and operating leverage, expand our geographic presence into 43 plants in 37 cities, and diversify our customer base, all of which help us to serve our customers better by being able to offer them broader product capabilities while being more cost-competitive.

     Further information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 23 of the 2002 Annual Report to Shareholders, attached as Exhibit 13.

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

  "     Business  Partnerships.  The Company is committed to  building business partnerships that provide long-term growth opportunities and enhance customer relationships. Such partnerships offer direct and indirect benefits to the Company and its customers by broadening product lines, lowering the cost of technological efforts, and increasing geographic presence. The Company regularly partners with customers and resin suppliers to develop improvements in order to offer customers state-of-the-art products, and have significantly contributed to strengthening the Company's position in the plastics intermediary segment. In an effort to exceed customer expectations, the Company has designed several continuous improvement initiatives such as the "Total Transaction Quality," "Growth Through Training" and "Total Customer Satisfaction" programs. These programs involve customer contact and survey processes, ISO9000 and QS9000 quality system certifications, customer training offerings, and quality management reviews.

  "     Strategic Expansions.  As a result of the Company's  size  and breadth of operations, management believes that it is well positioned for continued expansion through selective acquisitions in the
     consolidating  plastics  intermediary  segment.   In   evaluating
     acquisition opportunities, management targets acquisition candidates that: (i) add complementary product lines (with emphasis on companies producing specialty or value-added thermoplastic products) or new markets served; (ii) increase geographic presence or market penetration; and (iii) provide operational synergies in purchasing, production and customer service.

  "      Product   Transformations.    Product   Transformations   are
     applications that result from the ongoing transition of products previously manufactured from traditional materials (such as wood, metal or fiberglass) into higher performing and less expensive recyclable thermoplastics. Product Transformations are a key element of our internal growth. Since 1995, the Company has participated in over 250 Product Transformations. In 2002, the Company had over 50 new Product Transformations. A key element of the Company's internal growth is the ongoing transition of products previously made from wood, metal or fiberglass to higher performing and less expensive recyclable thermoplastics. The Company is the market leader in custom sheet and rollstock, where the transformation process has been
     accelerating.   Sizable  metal, glass  and  fiberglass  specialty
     components are being replaced by thermoplastics in the sign & advertising and transportation markets. The Company utilizes the experience of its sales and production personnel, partnerships with suppliers, and relationships with customers to identify and develop new applications for its products. Product Transformations have been a key contributor to the Company's internal growth rates. Penetration of plastics into the appliance & electronics, automotive, building & construction, recreation & leisure, and packaging markets continues to expand the opportunities for Product Transformations.

  "      Alloy  Plastics.   The  Company  aggressively  develops   new
     proprietary products that combine advanced-engineered thermoplastic compounds and additives with new manufacturing techniques implemented by experienced operating personnel, which we call "Alloy Plastics". Alloy Plastics represent advancements in formulation and production technologies, such as the ability to extrude new products that combine the virtues of several polymers into a single sheet or to create new specialty compounds by adding fillers such as talc, calcium carbonate and glass fibers to base resins. All of the Company's Alloy Plastics
     represent   new  proprietary  products  which  offer  end-product
     manufacturers a variety of solutions for the design of high performance and environmentally-friendly products with cost efficient benefits.

Continuous Improvement Strategy-Spartech's Continuous Improvement strategy, under the Company's Pyramids of Performance initiatives, focuses Spartech on continuous improvement in production efficiency, communication, and training. The three components of this strategy are:

  "    Pyramid of Productivity.  Combines Supply Chain Management, Lean
     Manufacturing, and Results-Driven Communication efforts to enhance earnings through continuous improvements at each of our 43 operations. Over 120 cross-functional teams throughout all our facilities work on generating productivity improvements, eliminating waste, and identifying process efficiencies. Annually, we recognize our five best "Champion Teams" at our Annual Awards Meeting.

  "     Pyramid  of  Communication.  Focuses on the effective  use  of information technology to drive business growth, improve customer satisfaction, and enhance shareholder relations. Our new Growth Focused Communication program was implemented in 2000 to install the policy and procedure changes needed to continually improve in the areas of (1) Customer, Sales, Marketing and Manufacturing Information Integration, (2) Electronic Commerce and Product Development Technology, (3) Enterprise-Wide Communication Systems, and (4) Internet-Enabled Applications.

  "    Pyramid of Training.  Builds upon our Total Transaction Quality and Total Customer Satisfaction programs to further develop properly motivated and well-trained employees through our Growth Through Training effort. This training initiative is designed to support our Creating Positive Change effort by strengthening our employees knowledge and skills in (1) Business Fundamentals, (2) Personal Development, (3) Process Improvement, and (4) Effective Management & Leadership.



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

Custom Sheet & Rollstock-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations) of the Custom Sheet & Rollstock segment for fiscal years 2002, 2001 and 2000 were as follows:

                                   Fiscal Year
                       2002             2001           2000
(Dollars      in
millions)
Net Sales             $600.5       $621.9         $639.6
Operating             $  62.3      $  66.6        $  74.8
Earnings

  "     Products.   This segment, operating under the  names  Spartech
     Plastics and Spartech Polycast, processes a variety of materials into single/multilayer sheets or rollstock and cell cast acrylic on a custom basis for end product manufacturers. The segment's products
     are   utilized  in  several  end  markets  including   aerospace,
     transportation, building & construction, packaging, recreation and sign/advertising. Most of the segment's customers form, cut, stretch or trim their plastic sheet for these various end uses.

  "     New Product Development.  This segment is actively involved in the development of Alloy Plastics. These products include engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. They offer end-product manufacturers a variety of solutions to design high performance and environmentally-friendly products with cost effective benefits. The Company currently offers 35 such Alloy Plastics, eight of which were introduced in April 2002.

  "      Manufacturing  and  Production.   This  segment  operates  23
     facilities in North America. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The Company extrudes a wide variety of plastic resins, including ABS (acrylonitrile butadiene styrene), polycarbonate, polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC (polyvinyl chloride) and PETG (polyethylene terephthalate glycol).

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

     Spartech Polycast manufactures acrylic products through cell cast manufacturing, in more than 60 colors and in gauges ranging from
     0.030 to 6.00 inches. Acrylic sheet manufactured by the cell cast process, which is more labor intensive than continuous cast, extrusion or calender processes, generally yields a product that is considered to have a higher quality than acrylic sheet produced by other processes.

  "     Marketing,  Sales  and Distribution.   The  custom  sheet  and
     rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each production facility. This is due to shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The cell cast acrylic, outdoor sign and spa markets, however, are more national in scope.

     The Company sells sheet and rollstock products principally through our own sales force, but also uses a limited number of independent sales representatives. During 2002, the Company sold products of the Custom Sheet & Rollstock segment to over 3,500 customers, including Sub-Zero Freezer Company, The Procter & Gamble Company, Jacuzzi Incorporated, Igloo Corporation, Textron, Inc. and Hormel Foods.

  "    Competition.  The Custom Sheet & Rollstock processing segment is highly competitive. Since the Company manufactures a wide variety of products, the Company competes in different areas with many other companies. The Company competes generally on the basis of price, product performance and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, achieve production efficiencies to process the products profitably, and provide new product solutions to customer applications. Some of our primary competitors in the Custom Sheet & Rollstock segment are CYRO Industries, Kama Corp., Primex Plastics Corporation, VPI, LLC, and Witt Plastics Inc. We believe we compete effectively with these companies in each of these key areas.


Color & Specialty Compounds-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate operations) of the Color & Specialty Compounds segment for fiscal years 2002, 2001 and 2000 were as follows:

                                      Fiscal Year
                       2002              2001              2000
(Dollars      in
millions)
Net Sales             $235.7            $227.8            $249.0
Operating             $  25.7           $  24.8           $  30.8
Earnings

  "    Products - The Color & Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, and calendered film for a large group of manufacturing customers who produce consumer appliance components, lawn and garden equipment, food and medical packaging, vehicle components and numerous other products. The segment operates under three business names:

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

  "     New  Product  Development.   This  segment  has  well-equipped
     laboratory facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. The Company creates new specialty compounds by adding fillers and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally-friendly products on a cost-efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and
     additives.   The  ReinForce GRPP (glass-reinforced polypropylene)
     product introduced in 2001 was the first new product of the Color & Specialty Compound group that was marketed as an Alloy Plastic.

  "      Manufacturing  and  Production.   This  segment  operates  13
     manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS, TPO's, and PVC. The Company also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then normally fed into an extruder and formed into pellets.

  "    Marketing, Sales and Distribution.  The Company generates most of the Color & Specialty Compounds segment's sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives. During 2002, the Company sold products of the Color & Specialty Compounds segment
     to   over  2,100  customers,  including  the  Solo  Cup  Company,
     DaimlerChrysler, Igloo Corporation and Pactiv Corporation.

  "    Competition.  The Color & Specialty Compounds processing segment is highly competitive. The Company competes with some companies which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than the Company does. The Company competes generally on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, and achieve production efficiencies to process the products profitably. Some of our primary competitors in the Color & Specialty Compounds segment are Ampacet Corporation, AMETEK Westchester Plastics, A. Schulman, Inc., Ferro Corp., PolyOne Corporation, ReTech Industries, Inc., and Washington Penn Plastic Co., Inc. We believe we compete effectively with these companies in each of these key areas.


Molded & Profile Products-Net sales and operating earnings (consisting of earnings before interest, taxes, and corporate operations) of the Molded and Profile Products segment for fiscal 2002, 2001 and 2000 were as follows:

                                      Fiscal Year
                       2002              2001              2000
   (Dollars   in
millions)
Net Sales              $62.1             $87.4             $99.0
Operating             $  3.5            $  8.6            $ 12.3
Earnings

  "     Products.   Our Molded & Profile Products segment manufactures
     injection molded and profile extruded products for a large group of intermediate and end-user customers. The segment operates under four business names:

         Spartech Industries produces plastic tire and wheel assemblies for the medical, lawn & garden, refuse container and toy markets and high performance molded urethane tires for the medical, material handling, lawn & garden, and recreational product applications. The company also produces various injection molded and profile extruded products that complement the wheels & tire offerings.

         Spartech Profiles manufactures products for various industries, including the window frames and fencing for the building and construction markets.

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

  "     Manufacturing  and  Production.  This segment  operates  seven manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded and profile products are acrylics, polyethylene, polypropylene and PVC. Our products in this segment are generally manufactured either through injection molding or profile extrusion processes.

  "     Marketing,  Sales and Distribution. Spartech Industries-Custom
     Engineered Wheels operations market their products throughout North
     America.   Spartech Profiles markets its custom profile  products
     throughout North America. Spartech Marine markets its fabricated acrylic products throughout North America. Spartech Townsend markets its acrylic rods and tubes throughout North America. The Company sells the segment's products principally through our own sales force, but also uses independent sales representatives and wholesale distributors. During 2002, the Company sold products of the Molded & Profile Products segment to approximately 1,400 customers, including MTD Products, Honda, Invacare and Brentwood Industries.

  "    Competition. - The Molded & Profile Products processing segment is highly competitive and highly fragmented. Since the Company manufactures a wide variety of products, we compete in different areas with many other companies, some of which are much larger than the Company is and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. The Company competes generally on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, and provide new product offerings. Some of our primary competitors in the Molded & Profile Products segment are Ace Products, Inc., Bunzl Extrusion, Inc., Kik Tire, Inc., Flex Technologies, Inc., Royal Group Technologies Limited, and Trintex Corporation. We believe we compete effectively with these companies in each of these key areas.




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

   The Company manages our principal purchasing contracts through our corporate headquarters in St. Louis in order to realize the benefits of volume purchasing and centralized management of the effects of supplier price changes to be a low-cost producer for our customers. Since the Company is a custom manufacturer, we do not typically hedge our purchases of materials, build little product for inventory, and have a short backlog of orders at any point in time. The Company has also implemented a centralized program to aggressively manage our inventory levels.

Seasonality

    The Company's sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of the Company's various customers in each region.

Backlog

    The Company estimates that the total dollar volume of its backlog as of November 2, 2002 and November 3, 2001 was approximately $83.3 million and $69.6 million, respectively, which represents approximately five weeks and four weeks of production for 2002 and 2001, respectively.

Employees

    The Company's total employment approximates 3,475. There are 2,650 production personnel at the Company's 43 facilities, approximately 37% of whom are union employees covered by several collective bargaining agreements. The Company considers its employee relations to be good. Management personnel total approximately 825 supervisory/clerical employees, none of whom are unionized.


Government Regulation and Environmental Matters

    The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws and does not anticipate large expenditures in fiscal 2003 to comply with any applicable regulations. The Company is subject to federal, state, local and non-U.S. laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations, nor does it anticipate continued compliance to materially affect its earnings or competitive position. The ability to obtain permits in order to conduct our business and the need to maintain the various laws and regulations related to our business are risks that require constant monitoring from our operating managers.


International Operations

    Information regarding the Company's operations in its three geographic segments -- United States, Canada and Europe (France) -- is located in Note (14) to the Consolidated Financial Statements on page 32 of the 2002 Annual Report to Shareholders, attached hereto as
Exhibit 13 and incorporated by reference. The Company's Canadian and French operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years

Name            Age   Current Office, and Prior Positions and
                      Employment
Bradley B.      54    Chairman of the Board (since March 1999),
Buechler              President (since 1987) and Chief
                      Executive Officer (since 1991).  Mr.
                      Buechler, a CPA, was with Arthur Andersen
                      LLP before the commencement of his
                      employment with the Company in 1981.
George A. Abd   39    Executive Vice President, Color &
                      Specialty Compounds (since September
                      2000); Vice President of Compounding for
                      the Company's Spartech Polycom Division
                      from March 1998 to September 2000.  Mr.
                      Abd held various positions with Polycom
                      Huntsman, Inc for eleven years prior to
                      its acquisition by the Company in March
                      1998.
Randy C. Martin 40    Executive Vice President (since September
                      2000) and Chief Financial Officer (since
                      May 1996); Corporate Controller from 1995
                      to May 1996; Vice President, Finance from
                      May 1996 to September 2000.  Mr. Martin,
                      a CPA and CMA, was with KPMG Peat Marwick
                      LLP for eleven years before joining the
                      Company in 1995.
David G. Pocost 41    Executive Vice President, Extruded Sheet
                      and Profile Products (since September
                      2000); Director of Quality &
                      Environmental Affairs from 1994 to
                      December 1996; Vice President, Quality &
                      MIS from December 1996 to September 1998,
                      and Vice President, Engineering, Quality
                      & MIS from September 1998 to September
                      2000.  Mr. Pocost was previously with
                      Moog Automotive as Division Quality
                      Assurance Manager and Senior Materials
                      Engineer for eight years.
Jeffrey D.      54    Vice President and General Counsel (since
Fisher                July 1999); and Secretary (since
                      September 2000).  Mr. Fisher, an
                      attorney, was with the law firm of
                      Armstrong Teasdale LLP for 24 years, the
                      last 17 years as a partner, before
                      joining the Company in July 1999.
Phillip M.      46    Vice President-Purchasing and Supply
Karig                 Chain Management (since September 2001),
                      Director of Purchasing from February 2000
                      to September 2001.  Mr. Karig was with
                      Uniroyal Technology Corporation for 12
                      years in various purchasing, logistics,
                      and materials management positions before
                      joining the Company in February 2000.
William F.      55    Vice President - National Sales Accounts
Phillips              (since December 2002), Director of
                      Marketing from July 1998 to December
                      2002.  Mr. Phillips also held various
                      sales management positions with the
                      Company from March 1989 to July 1998.
Jeffrey C.      32    Corporate Controller (since August 2000),
Blessing              Assistant Corporate Controller from
                      December 1998 to August 2000, Division
                      Controller Spartech Plastics - Central
                      Region from 1996 to 1998. Mr. Blessing, a CPA, also held various corporate office accounting positions for the Company from 1993 to 1996.

Item 2.   PROPERTIES

     The Company operates in plants and offices aggregating approximately 3,520,000 square feet of space. Approximately 1,5200,000 square feet of plant and office space is leased with the remaining 2,000,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Extruded Sheet & Rollstock
Location        Description        Size in Square  Owned/Leas
                                   Feet            ed
Arlington, TX   Extrusion plant &  120,000         Leased
                offices
Atlanta, GA     Extrusion plant &  85,000          Leased
                offices
Cape            Extrusion plant &  100,000         Owned
Girardeau, MO   offices
Clare, MI       Extrusion plant &  31,000          Owned
                offices
Evanston, IL    Extrusion plant &  135,000         Leased
                offices
Greenville, OH  Extrusion plant &  60,000          Owned
                offices
                                   24,000          Leased
Hackensack, NJ  Acrylic            81,000          Leased
                processing plant
                & offices
La Mirada, CA   Extrusion plant &  64,000          Leased
                offices
Mankato, MN     Extrusion plant &  36,000          Owned
                offices
                                   54,000          Leased
McMinnville,    Extrusion plant &  40,000          Owned
OR              offices
Muncie, IN      Extrusion plant    202,000         Owned
                & offices
Paulding, OH    Extrusion plant    68,000          Owned
                & offices
                                   67,000          Leased
Phoenix, AZ     Acrylic            25,000          Leased
                processing plant
                & offices
Portage, WI     Extrusion plant &  115,000         Owned
                offices
                                   47,000          Leased
Redlands, CA    Extrusion plant &  60,000          Owned
                offices
Richmond, IN    Extrusion plant &  52,000          Owned
                offices
                                   42,000          Leased
Stamford, CT    Acrylic cell-      80,000          Leased
                casting plant &
                offices
                                   7,000           Leased
Taylorville,    Extrusion plant &  40,000          Owned
IL              offices
                                   5,000           Leased
Warsaw, IN      Extrusion plant &  229,000         Owned
                offices
Wichita, KS     Extrusion plant &  62,000          Owned
                offices
                                   134,000         Leased
Cornwall #1,    Extrusion plant &  38,000          Leased
Ontario         offices
Cornwall #2,    Extrusion plant &  64,000          Leased
Ontario         offices
Granby, Quebec  Extrusion plant &  65,000          Owned
                offices

                                   2,232,000









Color & Specialty Compounds

Location       Description           Size in Square  Owned/Lease
                                     Feet            d
Arlington, TX  Compounding plant &   56,000          Leased
               offices
Atlanta, GA    Compounding sales     5,000           Leased
               offices
Cape           Compounding plant &   56,000          Owned
Girardeau, MO  offices
                                     60,000          Leased
Conneaut, OH   Compounding plant &   94,000          Owned
               offices
Conshohocken,  Calendering plant &   42,000          Owned
PA             offices
Donora #1, PA  Compounding plant &   142,000         Owned
               offices
Donora #2, PA  Compounding plant &   88,000          Owned
               offices
Kearny, NJ     Compounding plant &   57,000          Owned
               offices
Lake Charles,  Compounding plant &   55,000          Owned
LA             offices
Lockport, NY   Compounding plant &   45,000          Owned
               offices
St. Clair, MI  Compounding plant &   71,000          Owned
               offices
Stratford,     Color plant &         66,000          Owned
Ontario        offices
Donchery,      Compounding plant &   30,000          Owned
France         offices

                                     867,000

Molded & Profile Products

Location        Description           Size in        Owned/Lease
                                      Square Feet    d
Des Moines, IA  Acrylic rod & tube    53,000         Leased
                casting plant
El Monte, CA    Profile plant &       63,000         Leased
                offices
Rancho          Injection molding     17,000         Leased
Cucamonga, CA   plant
Rockledge, FL   Profile Plant         112,000        Leased
Tupelo, MS      Profile Plant         54,000         Leased
Warsaw, Indiana Injection molding     41,000         Owned
                plant & offices
Winnipeg,       Profile plant &       53,000         Owned
Manitoba        offices

                                      393,000

    In addition, the Company leases office facilities for its world headquarters in St. Louis, Missouri and for administrative offices in Washington, Pennsylvania, the aggregate square footage of which is approximately 28,000.

    The plants located at the premises listed above are equipped with 114 sheet extrusion lines, 75 of which run multi-layered materials, 28 casting machines, 35 profile extrusion lines, 46 general compounding lines, 9 color compounding lines, 28 injection molding machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $25 million in fiscal 2003) are adequate for the level of business anticipated in fiscal 2003.





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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended November 2, 2002.


                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information on pages 34, 35, and 37 of the 2002 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 37 present the cash dividends declared in fiscal 2001 consisting of four quarterly payments at nine and one-half cents per share and the cash dividends declared in fiscal 2002 consisting of four quarterly payments at nine and one-half cents per share. On December 12, 2002, the Company declared a dividend of ten cents per share payable on January 16, 2003. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.

Item 6.   SELECTED FINANCIAL DATA

    The information on pages 34 and 35 of the 2002 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

   The information on pages 11, 12, 13, 14, 15, 16, and 17 of the 2002 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

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

     Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in
Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation, and International Operations) included herein on pages 9 and 10, other important factors which have impacted and could impact the Company's operations and results, include: (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions. An inability to meet debt obligations when due could impair our ability to finance operations and could result in default;
(2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. If we are unable to achieve the anticipated synergies, the interest an other expenses from our acquisitions could exceed the net income we derive from the acquired
operations, which could reduce our net income.   However, the Company
continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses; and (3) our products are sold in a number of end markets which tend to be cyclical in nature, including transportation, building and construction, bath/pool and spa, and electronics and appliances. A downturn in one or more of these end markets could have a material adverse effect on our sales and operating profit.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At November 2, 2002, we had approximately $15.3 million of debt subject to variable short-term interest rates. Based upon the November 2, 2002 balance, a change of one percent in interest rates would cause a change in net income of approximately $97,000 on an annual basis. We had $373.1 million of fixed rate financings outstanding as of November 2, 2002, including $125.0 million of floating rate debt hedged for two years by an interest rate swap. Interest expense on these fixed rate financings will not be materially affected by changes in interest rates over the next 12 months. In addition, the information on page 22, 23, and 32 of the 2002 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information entitled "Quarterly Financial Information" on page 32 of the 2002 Annual Report to Shareholders, attached hereto as
Exhibit 13, is incorporated by reference in response to this item.

    In addition, the financial statements of the Registrant filed herewith are set forth in Item 15 and included in Part IV of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Effective April 30, 2002, the Board of Directors of the Registrant, upon recommendation of its audit committee, dismissed Arthur Andersen LLP ("Andersen") as the Registrant's independent public accountants and engaged Ernst & Young LLP ("Ernst & Young ") to serve as the principal accountant to audit the Registrant's financial statements for the fiscal year ending June 30, 2002. Andersen audited the Registrant's financial statements for fiscal years 1999, 2000 and 2001, and had been as the Registrant's principal accountant since 1989.

In connection with its audit for fiscal years 2000 and 2001, and during the subsequent interim period preceding the engagement of Ernst & Young, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Andersen's report on the financial statements for fiscal years 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years, and during the subsequent interim period preceding the engagement of Ernst & Young LLP, Andersen did not advise, and has not indicated to the Registrant that it had reason to advise, the Registrant of any reportable event, as defined in Item 304(a) of Regulation S-K of the Exchange Act. The Registrant requested that Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in the Form 8-K filed on May 3, 2002. A copy of the letter from Andersen dated June 11, 2002, stating its agreement with the foregoing disclosures is filed as Exhibit 16.1 to the Form 8-K filed on May 3, 2002.

During the last two fiscal years, and during the subsequent interim period preceding the engagement of Ernst & Young, the Registrant had not consulted Ernst & Young regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or any other matter that would be required to be reported.


                      PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning Directors of the Company contained in the section entitled "Election of Directors" of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission on or about January 24, 2003, is incorporated herein by reference in response to this item.

   Information concerning the Executive Officers of the Company is contained on page 13 in Part I of this Report.



Item 11.   EXECUTIVE COMPENSATION

   The information contained in the sections entitled "Executive
Compensation" and "Board Committees and Compensation" of the Definitive Proxy Statement for the 2003 Annual Meeting of
Shareholders, to be filed with the Commission on or about January 24, 2003, is incorporated herein by reference in response to this item.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission on or about January 24, 2003, is incorporated herein by reference in response to this item.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information contained in the sections entitled "Election of Directors," "Executive Compensation" and "Certain Business
Relationships and Transactions" of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission on or about January 24, 2003, is incorporated herein by reference in response to this item.





Item 14.   CONTROLS AND PROCEDURES


     Based upon an evaluation performed within 90 days of the date of this report, the registrant's certifying officers have concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in internal controls or other factors that significantly affect these controls subsequent to the date of the evaluation.
..
                                  PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Financial Statements and Financial Statement Schedules

   The following financial statements and financial statement schedules are incorporated by reference from the 2002 Annual Report to Shareholders, to be filed with the Commission on or about January 24, 2003, and/or filed as part of this Form 10-K:

                                                Page
                                                              Annual
                                                              Report
                                                Form 10-K     to
                                                              Shareholder
                                                              s

   Report of Independent Public Accountants     F-1           33

     Financial Statements

          Consolidated Balance Sheet            -             18

          Consolidated Statement of Operations  -             19

          Consolidated Statement of             -             20
Shareholders' Equity

          Consolidated Statement of Cash Flows  -             21

     Notes To Consolidated Financial Statements -             22-32

     Financial
Statement Schedules

Schedule
Number                  Description

II                      Valuation and           F-2
                        Qualifying Accounts


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

   10.1 Amended and Restated Employment Agreement dated November 1, 2002, between Bradley B. Buechler and Spartech Corporation
   10.2(4)     Transition Agreement and Consulting Agreement dated August
          3, 2000, between David B. Mueller and Spartech Corporation
   10.3   Employment Agreement dated January 1, 2003 between Randy C.
          Martin and Spartech Corporation
   10.4   Employment Agreement dated January 1, 2003 between David G.
          Pocost and Spartech Corporation
   10.6(5)     Employment Agreement dated January 1, 2000 between George A.
          Abd and Spartech Corporation
   10.7 (6)    Employment Agreement dated July 1, 2000 between Phillip
          Karig and Spartech Corporation
   10.8(7)     Spartech Corporation 2001 Stock Option Plan dated December
          6, 2000
 10.9 Employment Agreement dated July 1, 2002 between William F. Phillips and Spartech Corporation
10.10 Form of Indemnification Agreement entered into between Spartech Corporation and each of its officers and directors as of November 1, 2002 (December 12, 2002 as to William F. Phillips).
   13     Pages 11 through 35 and 37 of 2002 Annual Report to Shareholders
   21     Subsidiaries of Registrant
   23.1   Consent of Independent Auditors
   23.2   Information Regarding Consent of Arthur Andersen LLP.
   24     Powers of Attorney
   Notes to Exhibits
   (1) Filed as Exhibit 3.1 to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
   (2) Filed as Exhibit 3.2 to the Company's Form 10-K/A filed with the Commission on January 24, 2001 and incorporated herein by reference
   (3) Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.
   (4) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 19, 2001 and incorporated herein by reference.
   (5) Filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended August 4, 2001, filed with the Commission on August 29, 2001 and incorporated herein by reference..
   (6) Filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated herein by reference.
   (7) Filed as Exhibit 4 to the Company's Form S-8 filed with the Commission on May 7, 2001 and incorporated herein by reference.
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 17, 2003                         By: /s/Bradley B. Buechler
          (Date)                                Bradley B. Buechler
                                                Chairman, President and
                                                Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      DATE               SIGNATURES                      TITLE

January 17, 2003  /s/Bradley B. Buechler     Chairman, President,
                                             Chief Executive Officer,
                                             and Director
                                             (Principal Executive Officer)
                  Bradley B. Buechler



January 17, 2003  /s/ Randy C. Martin        Executive  Vice President  and
                                             Chief  Financial  Officer  and
                                             Director
                                             (Principal    Financial    and
                                             Accounting Officer)
                  Randy C. Martin


January 17, 2003  /S/ Ralph B. Andy*         Director
                  Ralph B. Andy

January 17, 2003                             Director
                  Lloyd E. Campbell

January 17, 2003  /S/ Calvin J. O'Connor*    Director
                  Calvin J. O'Connor

January 17, 2003                             Director
                  Jackson W. Robinson

January 17, 2003  /S/ Richard B. Scherrer*   Director
                  Richard B. Scherrer

January 17, 2003  /S/Craig A. Wolfanger*     Director
                  Craig A. Wolfanger

* By  Bradley  B.  Buechler  as  Attorney-in-Fact  pursuant  to  Powers  of
  Attorney executed by the Directors listed above, which Powers of Attorney are filed herewith.

                                                  /s/Bradley B. Buechler
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact


                              CERTIFICATIONS



I, Bradley B. Buechler, Chairman, President, and Chief Executive Officer of Spartech Corporation, certify that:


1.   I have reviewed this annual report on Form 10-K of Spartech
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



January 17, 2003                   By: /s/Bradley B. Buechler
(Date)                               Bradley B. Buechler
                                     Chairman, President and Chief
                                     Executive Officer
                                     Spartech Corporation




                              CERTIFICATIONS


I, Randy C. Martin, Executive Vice President and Chief Financial Officer of Spartech Corporation, certify that:


1.   I have reviewed this annual report on Form 10-K of Spartech
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 17, 2003                        By: /s/Randy C. Martin
(Date)                                    Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          Spartech Corporation
                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


                                        Date: January 17, 2003


                                        /s/ Bradley B. Buechler
                                        Bradley B. Buechler
                                        Chairman, President and Chief
                                        Executive Officer


                                        /s/Rancy C. Martin
                                        Randy C. Martin
                                        Executive Vice President and  Chief
                                        Financial Officer
                 REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Spartech Corporation:


We have audited the consolidated financial statements of Spartech Corporation as of November 2, 2002, and for the year then ended, and have issued our report thereon dated December 12, 2002 (included in Spartech Corporation's 2002 Annual Report to Shareholders and incorporated by reference in this Form 10-K). Our audit also included the financial statement schedule for the year ended November 2, 2002 listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 12, 2002


The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Spartech Corporation's filing on Form 10-K for the year ended November 3, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-
K. See Exhibit 23.2 for further discussion.This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Spartech Corporation's filing on Form 10-K for the year ended November 3, 2001.
This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

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

/s/ ARTHUR ANDERSEN LLP
St. Louis, Missouri
December 6, 2001

                                    F-1



                   SPARTECH CORPORATION AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR FISCAL YEARS ENDED 2002, 2001, AND 2000.
                          (Dollars in thousands)



                   BALANCE AT     ADDITIONS AND
                  BEGINNING OF  CHARGES TO COSTS               BALANCE AT
  DESCRIPTION        PERIOD       AND EXPENSES    WRITE-OFFS     END OF
                                                                 PERIOD

November 2,
2002:               $  3,957        $  2,935      $  (2,834)    $  4,058
Allowance for
Doubtful
Accounts

November 3,
2001:               $  3,627        $  2,801      $  (2,471)    $  3,957
Allowance for
Doubtful
Accounts

October 28,
2000:               $  3,016        $  1,634      $  (1,023)    $  3,627
Allowance for
Doubtful
Accounts



    Fiscal year 2000, 2001, and 2002 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Uniroyal Technology Corporation's High Performance Plastics Group in February 2000, Alshin Tire Corporation in October 2000, and GWB Plastics Holding Co. in June 2002.













                                    F-2