Form 10-K/A
period 2002-11-02
SPARTECH CORP
filed 2003-01-24
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-K/A
                              (AMENDMENT 1)

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


PART I

This Form 10-K/A is filed solely to provide Exhibit 13, consisting of pages 11 through 35 and page 37 of Spartech Corporation's 2002 Annual Report to Shareholders, which was inadvertently omitted from Form 10-K as originally filed. Certain portions of Exhibit 13 are incorporated by reference into
Item 1.

PART II

This Form 10-K/A is filed solely to provide Exhibit 13, consisting of pages 11 through 35 and page 37 of Spartech Corporation's 2002 Annual Report to Shareholders, which was inadvertently omitted from Form 10-K as originally filed. Certain portions of Exhibit 13 are incorporated by reference into Items 5, 6, 7, 7A and 8.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(c) Exhibits

Exhibit 13, consisting of pages 11 through 35 and page 37 of Spartech Corporation's 2002 Annual Report to Shareholders, is filed herewith




SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 24, 2003                         By: /s/Bradley B. Buechler
          (Date)                                Bradley B. Buechler
                                                Chairman, President and
                                                Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      DATE               SIGNATURES                      TITLE

January 24, 2003  /s/Bradley B. Buechler     Chairman, President,
                  Bradley B. Buechler        Chief Executive Officer,
                                             and Director
                                             (Principal Executive Officer)




January 24, 2003  /s/ Randy C. Martin        Executive  Vice President  and
                  Randy C. Martin            Chief  Financial  Officer  and
                                             Director
                                             (Principal    Financial    and
                                             Accounting Officer)



January 24, 2003  /S/ Ralph B. Andy*         Director
                  Ralph B. Andy

January 24, 2003                             Director
                  Lloyd E. Campbell

January 24, 2003  /S/ Calvin J. O'Connor*    Director
                  Calvin J. O'Connor

January 24, 2003                             Director
                  Jackson W. Robinson

January 24, 2003  /S/ Richard B. Scherrer*   Director
                  Richard B. Scherrer

January 24, 2003  /S/Craig A. Wolfanger*     Director
                  Craig A. Wolfanger

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

                                                  /s/Bradley B. Buechler
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact


                              CERTIFICATIONS



I, Bradley B. Buechler, Chairman, President, and Chief Executive Officer of Spartech Corporation, certify that:


1. I have reviewed this Amendment 1 to the annual report on Form 10-K (Form 10-K/A) of Spartech Corporation;

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



January 24, 2003                   By: /s/Bradley B. Buechler
(Date)                               Bradley B. Buechler
                                     Chairman, President and Chief
                                     Executive Officer
                                     Spartech Corporation




                              CERTIFICATIONS


I, Randy C. Martin, Executive Vice President and Chief Financial Officer of Spartech Corporation, certify that:


1. I have reviewed this Amendment 1 to the annual report on Form 10-K (Form 10-K/A) of Spartech Corporation;

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

January 24, 2003                        By: /s/Randy C. Martin
(Date)                                    Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          Spartech Corporation


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in this Amendment 1 to the annual report on Form 10-K(Form 10-K/A) fairly presents, in all material respects, the financial condition and results of operations of Spartech Corporation.


                                        Date: January 24, 2003


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