Form 10-Q
period 2003-02-01
SPARTECH CORP
filed 2003-03-10
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 1, 2003

      __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ________

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

Yes   x   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   x   No

     Number of shares outstanding as of February 1, 2003:

     Common Stock, $.75 par value per share            29,250,454



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                February 1, 2003



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of February 1, 2003 and November 2, 2002       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          February 1, 2003 and February 2, 2002             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          February 1, 2003 and February 2, 2002             5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9


PART II.  OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                17

SIGNATURES                                                 18

CERTIFICATIONS                                             19
                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                          Feb. 1, 2003
                                           (unaudited)    Nov. 2, 2002
Current Assets
  Cash and equivalents                       $  6,469        $  7,511
  Receivables, net                            119,678         124,966
  Inventories                                 104,682          95,190
  Prepayments and other                         7,229           4,549
                                              -------         -------
     Total Current Assets                     238,058         232,216

Property, Plant and Equipment                 428,338         422,520
  Less accumulated depreciation               149,518         142,046
                                              -------         -------
     Net Property, Plant and Equipment        278,820         280,474

Goodwill                                      319,070         318,841
Other Intangible Assets                        15,868          16,360
Other Assets                                   16,314          17,363
                                              -------         -------
                                             $868,130        $865,254
                                             ========        ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 17,988       $  21,087
  Accounts payable                             76,751          83,668
  Accrued liabilities                          31,099          34,173
                                              -------         -------
     Total Current Liabilities                125,838         138,928

Long-Term Debt, Less Current Maturities       229,045         217,245

Other Liabilities                              68,376          68,383
                                              -------         -------
     Total Long-Term Liabilities              297,421         285,628

Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 30,460,682
     shares issued in 2003 and 2002            22,846          22,846
  Contributed capital                         140,093         140,213
  Retained earnings                           172,751         169,518
  Treasury stock, at cost, 1,210,228 shares
     in 2003 and 1,175,228 shares in 2002    (29,020)        (28,701)
  Accumulated Other Comprehensive Income     (11,799)        (13,178)
                                              -------         -------
     Total Shareholders' Equity               294,871         290,698

                                             $868,130        $865,254
                                             ========        ========

See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           (Unaudited and dollars in thousands, except per share data)


                                                  QUARTER ENDED
                                           Feb. 1, 2003   Feb. 2, 2002

Net Sales                                    $213,700        $190,668

Costs and Expenses
  Cost of sales                               184,470         163,507
  Selling and administrative                   12,995          12,574
  Amortization of intangibles                     492               -
                                              -------         -------
                                              197,957         176,081

Operating Earnings                             15,743          14,587

  Interest                                      3,544           4,369
  Distributions on
    preferred securities of
    Spartech Capital Trust                      2,562           2,562
                                              -------         -------

Earnings Before Income Taxes                    9,637           7,656
  Income taxes                                  3,479           2,794
                                              -------         -------
Net Earnings                                 $  6,158         $ 4,862
                                             ========         =======

Net Earnings Per Common Share:

  Basic                                      $    .21        $    .18
                                             ========         =======
  Diluted                                    $    .21        $    .18
                                             ========         =======
Dividends Per Common Share                   $    .10        $   .095
                                             ========         =======

See accompanying notes to consolidated financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Feb. 1, 2003   Feb. 2, 2002
                                            ---------        --------
Cash Flows from Operating Activities
  Net earnings                               $  6,158        $  4,862
  Adjustments to reconcile net earnings
     to net cash (used for)/provided by
     operating activities:
       Depreciation and amortization            7,714           6,750
       Change in current assets and
          liabilities                        (16,343)         (3,262)
  Other, net                                    1,366           (169)
                                             --------         -------
     Net cash (used for)/provided by
       operating activities                   (1,105)           8,181
                                            ---------        --------

Cash Flows from Investing Activities
  Capital expenditures                        (4,589)         (3,771)
  Business Acquisitions                             -         (4,180)
  Retirement of assets                              -               -
                                              -------         -------
     Net cash used for investing activities   (4,589)         (7,951)
                                            ---------        --------

Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions         -           4,180
  Net borrowings (payments) on revolving
     credit facilities                          8,710         (2,580)
  Payments on bonds and leases                   (51)            (81)
  Cash dividends on common stock              (2,925)         (2,542)
  Stock options exercised                         310             922
  Treasury stock acquired                     (1,495)               -
                                              -------         -------
     Net cash provided by/(used for)
       financing activities                     4,549           (101)
                                            ---------        --------
  Effect of exchange rate changes on cash
     and equivalents                              103               -

(Decrease)/Increase In Cash and Equivalents   (1,042)             129
                                            ---------        --------
Cash and Equivalents at Beginning of Period     7,511           8,572
                                            ---------        --------
Cash and Equivalents at End of Period       $   6,469        $  8,701
                                            =========        ========

See accompanying notes to consolidated financial statements.


                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      The consolidated financial statements include the accounts of Spartech Corporation and its wholly owned subsidiaries (the Company). These financial statements have been prepared on a condensed basis and, accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 2, 2002 Annual Report on Form 10-K.

      The Company's fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

      Inventories  are  valued  at the lower of cost  (first-in,  first-out)  or
market.   Inventories at February 1, 2003 and November 2, 2002 are comprised  of the following components:

                                               2003            2002
          Raw materials                     $  61,348        $ 55,207
          Finished goods                       43,334          39,983
                                            ---------        --------
                                            $ 104,682        $ 95,190
                                            =========        ========

NOTE C - Goodwill and Other Intangible Assets

     At February 1, 2003 intangible assets are as follows:

                         Total      Accumulated  Net carrying
                      identifiable amortization     amount
                       intangible
                         assets
Non compete and           $ 4,990        $681         $ 4,309
customer contracts
Product formulations      $12,030        $471         $11,559


      Amortization expense for the current intangible assets over the next five years is estimated to be: $1,967, $1,967, $1,689, $1,550, $1,051 for the one
year periods from February 2003 to January 2008.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited and dollars in thousands, except per share amounts)


The Company's changes in the carrying amount of goodwill for the quarter ended February 1, 2003 are as follows:

                           Custom         Color &   Molded &
                            Sheet        Compounds   Profile     Total
Balance November 2,           $185,805      $95,422   $37,614    $318,841
2002
Goodwill                             -          229         -         229
acquired/adjusted
                              --------      -------   -------    --------
Balance February 1,           $185,805      $95,651   $37,614    $319,070
2003                          ========      =======   =======    ========



NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarters ended February 1, 2003 and February 2, 2002 is as follows:

                                               2003            2002
  Cash paid for:
     Interest                                $  5,232        $  5,559
     Income taxes (refund)                   $    706       $   (799)


Note E - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended February 1, 2003 and February 2, 2002 is as follows:

                                                   QUARTER ENDED
                                                2003            2002

Net Earnings                                 $  6,158         $  4,862
Foreign currency translation
  adjustments                                     925              (61)
Cash flow hedge adjustments                       454            1,547
                                             --------         --------
     Total Comprehensive Income              $  7,537         $  6,348
                                             ========         ========

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note F - Segment Information

  Spartech's forty-three facilities are organized into three reportable segments based on the nature of the products manufactured.

                                      Quarter Ended
Net Sales*                     Feb. 1, 2003   Feb. 2, 2002
  Custom Sheet & Rollstock      $  139,767     $  128,037
  Color & Specialty Compounds       59,922         48,925
  Molded & Profile Products         14,011         13,706
                                ----------     ----------
Total Net Sales                 $  213,700     $  190,668
                                ==========     ==========

Operating Earnings
  Custom Sheet & Rollstock      $   12,601     $   11,158
  Color & Specialty Compounds        5,369          5,044
  Molded & Profile Products            540            812
  Corporate/Other                   (2,767)        (2,427)
                                ----------     ----------
Total Operating Earnings        $   15,743     $   14,587
                                ==========     ==========

* Excludes intersegment sales of $7,104 in 2003 and $4,682 in 2002 primarily from the Color & Specialty
   Compounds segment


Note G - Recently Issued Accounting Standards Not Yet Adopted
      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will include the required interim disclosure provisions in its financial statements for the quarter ending May 3, 2003. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.


Items 2 and 3.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the first quarter 2003 increased by 12% to $213.7 million, as compared to $190.7 million in the first quarter of 2002. The increase was a result of a 6.9% increase in internal volume, approximately 4% added by the 3rd quarter 2002 acquisition of GWB Plastics, and the effect of price/mix changes. The company experienced overall stronger demand from nearly all markets as compared to the first quarter 2002.

      Cost of sales was $184.5 million for the first quarter 2003, compared with $163.5 million for the first quarter of 2002, increased as a percentage of net sales to 86.3% for 2003 from 85.8% for 2002, reflecting the effect of higher resin prices and competitive pricing pressures.

      Selling and administrative expenses of $13.0 million for the first quarter of 2003 increased from $12.6 million for the first quarter of 2002, but decreased to 6.1% of net sales from 6.6% in the first quarter of 2001 due to the effect of the higher relative sales volumes on the fixed expenses in this category.

      Operating earnings for the quarter ended February 1, 2003 were $15.7 million, or 7.4% of net sales, compared to $14.6 million or 7.7% of net sales for the corresponding period of 2002 principally due to competitive pricing pressure in the current sluggish economic environment.

      Interest expense and distributions on preferred securities of $6.1 million for the first quarter of 2003 decreased from $6.9 million for the first quarter of 2002 as a result of $55 million of debt repayments in fiscal 2002 generated from operating cash flow.

      The Company's effective tax rate was 36.1% for the first quarter of 2003 compared to 36.5% in first quarter 2002, reflecting an improvement in our combined state tax rate and ongoing benefits from research and development credits.

     Net earnings of $6.2 million, or $.21 per diluted share, in the first quarter 2003 increased by 27% to $4.9 million, or $.18 per diluted share, in the first quarter 2002 as a result of the operating factors noted above.

Segment Results

      Net sales of the Custom Sheet & Rollstock segment increased 9% to $139.8 million from $128.0 million in the prior year period as strong volume from packaging and recreational and leisure customers offset some slowdown in transportation and building & construction product sales. Net sales of the Color & Specialty Compounds segment increased to $59.9 million from $48.9 million in the first quarter 2002 due to a 8% increase in internal volume growth and a 7% increase being added via the acquisition of GWB Plastics last May resulting in the segment's first double-digit volume growth since the third quarter of 2000. The Molded & Profile Products segment net sales increased 2% to $14.0 million from $13.7 million in the first quarter 2002.

      The Custom Sheet & Rollstock segment's operating margin improved to 9.0% versus 8.7% in 2002 as focused cost reduction and supply chain initiatives began to produce some positive results. The Color & Specialty Compounds segment experienced competitive pricing pressures and volatility in the cost of raw materials resulting in a margin of less than 10% for the first time since we acquired Polycom in 1998. The Molded & Profile segment saw a 2% decrease in operating margin to 3.9% from the prior year 1st quarter, but improved from a small operating loss in the 4th quarter of 2002.

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

     The plastic resins we use in our production process are crude oil or natural gas derivatives, which are available from a number of domestic and foreign suppliers. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages and changes in supplier capacities can have a significant impact on the cost of our raw materials in a short period of time. Price spike in natural gas over the past three weeks, along with the continued political unrest in oil producing countries has resulted in unusually high short-term pricing pressures. These pressures may result in dramatic increases in the prices of the company's raw material costs. The Company has been able minimize the impact of past price increases in raw material costs through control of inventory levels, increasing production efficiencies, the pass-through of price changes to customers, and the negotiation of competitive pricing with our suppliers. In the near term, these pricing changes will be more difficult to manage and the volatility and direction of future pricing changes is uncertain.

Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:
                                                  First Quarter
                                                2003           2002
                                              (Dollars in millions)
  Net cash (used for)/provided by
     operating activities                    $   (1.1)      $   8.2
                                             ========       =======
  Net cash used for
     investing activities                    $   (4.6)      $  (8.0)
                                             ========       =======
  Net cash provided by/(used for)
     financing activities                    $    4.5       $   (.1)
                                             ========       =======
  (Decrease)/increase in cash
     and equivalents                         $   (1.0)      $    .1
                                             ========       =======

     Operating cash flow provided by net earnings increased 27%, to $6.2 million for the first quarter 2003 from $4.9 million for the first quarter 2002. Operating cash flows provided by changes in accounts receivable totaled $5.6 million due to seasonally lower sales in the first quarter. Operating cash flows used for changes in inventory totaled $9.2 million due to the selective pre-buys of raw materials and the typical transition to what is traditionally the Company's highest sales level in the second quarter of our fiscal year. Operating cash flows used for changes in accounts payable totaled $6.4 million.

      The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first quarter 2003 were $4.6 million, including $2.2 million for our new Ramos Arispe, Mexico facility, as compared to $3.8 million for the first quarter of 2002, and anticipate total capital expenditures of approximately $25 million for fiscal 2003.

      The cash flows provided by financing activities were $4.5 million for the first quarter of 2003. The primary activity was the net bank borrowings of $8.7 million, cash dividend payments of $2.9 million, and treasury stock purchases net of stock option proceeds of $1.2 million.
Financing Arrangements

   The following table summarizes the Company's obligations under financing arrangements and lease commitments as of February 1, 2003:

    Type of        Total       0 - 1     1-3 Years      3 - 5    More Than
  Commitment       Amount      Year                     Years     5 Years
                 Committed
                              (in thousands)
Bank Credit       $ 152,101          -      152,101           -          -
Facilities
Unsecured Notes      85,715     17,858       50,714      17,143          -
Other Debt            9,217        130          272         289      8,526
Obligations
Convertible         150,000          -            -            -    150,000
Debentures
Operating Lease      30,893      7,245       10,044       6,428      7,176
Commitments
Standby Letters      12,689          -            -           -           -
of Credit
                  ---------  ---------    ---------   ---------   ---------
Total             $ 440,615  $  25,233    $ 213,131   $  23,860   $ 165,702
Contractual       =========  =========    =========   =========   =========
Cash
Obligations

   At February 1, 2003, our total outstanding borrowings under the bank credit facilities were $152.1 million at a weighted average rate of 6.0% (including the effect of an interest rate swap). We had $104.4 million in total availability under the $256 million in credit facilities, however this availability was limited to $91.7 million due to bank covenant restrictions. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.
     If our cash from operations was substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they became due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. In addition, our combined payment of dividends on our common stock and the repurchase of common shares for treasury is limited to 60% of our cumulative consolidated net income since November 1, 1997. At February 1, 2003, we had approximately $37.8 million of unrestricted retained earnings available for such payments. While we were in compliance with such covenants in 2002 and currently expect to be in compliance during 2003, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

Significant Accounting Policies, Estimates and Judgments
      The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies, estimates and judgments which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
* Revenue Recognition - The Company recognizes revenue as the product is shipped and title passes to the customer. Our customers require us to meet strict specifications for our products. The Company has quality controls in place that attempt to ensure that customer specifications are met prior to
shipment.   We continuously monitor and track product returns, which  have historically been within our expectations and the provisions established. Despite the Company's efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.

* Accounts Receivable - The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

* Valuation of Long-Lived Assets - The Company reviews the carrying value of our long-lived assets whenever events and changes in business indicate the carrying value of the assets may not be recoverable. The Company recognizes impairment losses if expected future cash flows of the related assets (based on our current projections of anticipated future cash flows) are less than carrying value or where assets that are held for sale are deemed to be valued in excess of the expected amount to be realized upon sale. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.
      For additional information regarding our significant accounting policies, see Note 1 to our 2002 Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

      In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" which amends FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will include the required interim disclosure provisions in its financial statements for the quarter ending May 3, 2003. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

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

Item 4.   CONTROLS AND PROCEDURES

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



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   March 7, 2003                     /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



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


                                        Date: March 7, 2003


                                        /s/Bradley B. Buechler
                                        Bradley B. Buechler
                                        Chairman, President and Chief Executive
                                        Officer


                                        /s/Randy C. Martin
                                        Randy C. Martin
                                        Executive Vice President and  Chief
                                        Financial Officer


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 7, 2003                           By:  /s/Bradley B. Buechler
   (Date)                                    Bradley B. Buechler
                                             Chairman, President and Chief
                                             Executive Officer
                                             Spartech Corporation


                            CERTIFICATION PURSUANT TO
                   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's auditors any material weakness in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 7, 2003                         By: /s/Randy C. Martin
   (Date)                                 Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          Spartech Corporation