Form 10-Q
period 2003-05-03
SPARTECH CORP
filed 2003-06-10
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 3, 2003

                                    or

 ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                       Commission File Number 1-5911

                                    SPARTECH CORPORATION
          (Exact name of registrant as specified in its charter)

           DELAWARE                             43-0761773
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

           120 S. Central, Suite 1700, Clayton, Missouri  63105
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

Yes   x   No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes   x                                 No

     Number of shares outstanding as of May 3, 2003:

     Common Stock, $.75 par value per share            29,235,148



                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                                May 3, 2003



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of May 3, 2003 and November 2, 2002            3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended May 3, 2003 and May 4, 2002                 4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for six months ended
          May 3, 2003 and May 4, 2002                       5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   11


PART II.  OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                19

SIGNATURES                                                  20

                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
               (Dollars in thousands, except share amounts)

                                  ASSETS
                                          May 3, 2003
                                           (unaudited)    Nov. 2, 2002
Current Assets
  Cash and equivalents                       $  6,888        $  7,511
  Receivables, net                            148,336         124,966
  Inventories                                 106,565          95,190
  Prepayments and other                         7,116           4,549
                                             --------        --------
     Total Current Assets                     268,905         232,216

Property, Plant and Equipment                 441,302         422,520
  Less accumulated depreciation               157,520         142,046
                                             --------        --------
     Net Property, Plant and Equipment        283,782         280,474

Goodwill                                      328,145         318,841
Other Intangible Assets                        25,126          16,360
Other Assets                                   16,531          17,363
                                             --------        --------
                                             $922,489        $865,254
                                             ========        ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 17,989       $  21,087
  Accounts payable                             90,575          83,668
  Accrued liabilities                          34,435          34,173
                                             --------        --------
     Total Current Liabilities                142,999         138,928
                                             --------        --------
Long-Term Debt, Less Current Maturities       256,136         217,245

Other Liabilities                              68,366          68,383
                                             --------        --------

     Total Long-Term Liabilities              324,502         285,628
                                             --------        --------

Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 30,460,682
     shares issued in 2003 and 2002            22,846          22,846
  Contributed capital                         140,062         140,213
  Retained earnings                           180,368         169,518
  Treasury stock, at cost, 1,225,534 shares
     in 2003 and 1,175,228 shares in 2002    (29,274)        (28,701)
  Accumulated Other Comprehensive Income      (9,014)        (13,178)
                                             --------        --------


     Total Shareholders' Equity               304,988         290,698
                                             --------        --------

                                             $922,489        $865,254
                                             ========        ========

See accompanying notes to consolidated condensed financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                 May 3,   May 4,     May 3,   May 4,
                                 2003      2002      2003      2002
                               --------- --------  --------  --------

Net Sales                       $250,488  $233,204  $464,188  $423,872
                                --------  --------  --------  --------

Costs and Expenses
  Cost of sales                  214,453   197,146   398,923   360,653
  Selling and administrative      13,035    14,713    26,030    27,287
  Amortization of intangibles        544         -     1,036         -
                                --------  --------  --------  --------
                                 228,032   211,859   425,989   387,940
                                --------  --------  --------  --------

Operating Earnings                22,456    21,345    38,199    35,932
  Interest                         3,702     4,289     7,246     8,658
  Distributions on
   preferred securities of
   Spartech Capital Trusts         2,563     2,563     5,125     5,125
                                --------  --------  --------  --------

Earnings Before Income Taxes      16,191    14,493    25,828    22,149
  Income Taxes                     5,650     5,419     9,129     8,213
                                --------  --------  --------  --------

Net Earnings                    $ 10,541  $  9,074  $ 16,699  $ 13,936
                                ========  ========  ========  ========

Net Earnings Per Common Share:

  Basic                         $    .36  $    .34  $    .57  $    .52
                                ========  ========  ========  ========
  Diluted                       $    .36  $    .33  $    .57  $    .51
                                ========  ================   ========

Dividends Per Common Share      $   .100  $   .095  $   .200  $   .190
                                ========  ========  ========  ========



See accompanying notes to consolidated condensed financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                 SIX MONTHS ENDED
                                           May 3, 2003    May 4, 2002

Cash Flows from Operating Activities
  Net earnings                               $ 16,699        $ 13,936
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization           15,406          13,541
       Change in current assets and
          liabilities                        (27,812)           8,614
  Other, net                                    1,813             905
                                             --------         -------
     Net cash provided by
       operating activities, net of
       effects of acquisitions                  6,106          36,996
                                             --------         -------

Cash Flows from Investing Activities
  Capital expenditures                       (12,013)         (8,576)
  Business Acquisitions                      (23,259)         (2,000)
  Retirement of assets                            __-             492
                                             --------        --------
     Net cash used for investing activities  (35,272)        (10,084)
                                             --------        --------

Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions    23,259           4,690
  Net borrowings (payments) on revolving
     credit facilities                         12,476        (25,190)
  Payments on bonds and leases                   (84)           (201)
  Cash dividends on common stock              (5,849)         (5,096)
  Stock options exercised                         321           2,283
  Treasury stock acquired                   __(1,767)               -
                                             --------        --------
     Net cash provided by/(used for)
       financing activities                    28,356        (23,514)
                                             --------        --------

  Effect of exchange rate changes on cash
     and equivalents                              187              17
                                             --------        --------

(Decrease)/Increase In Cash and Equivalents     (623)           3,415

Cash and Equivalents at Beginning of Period   _ 7,511           8,572
                                            ---------        --------

Cash and Equivalents at End of Period       $   6,888        $ 11,987
                                            =========        ========


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

NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out)  or
market.   Inventories at May 3, 2003 and November 2, 2002 are comprised  of the following components:

                                               2003            2002
          Raw materials                     $  67,010        $ 55,207
          Finished goods                       39,555          39,983
                                            ---------        --------

                                            $ 106,565        $ 95,190
                                            =========        ========


NOTE C - Goodwill and Other Intangible Assets

      On March 31, 2003, the Company completed the acquisition of Polymer Extruded Products, Inc. (PEP) for approximately $23.3 million (see Note H - Acquistions). The excess purchase price over the fair value of tangible assets purchased was approximately $18.9 million. Based on initial estimates, the company has allocated $9.1 million of the purchase price to goodwill and $9.8 million to other intangible assets. The Company has engaged an independent appraisal firm to formally value these identified other intangible assets. The appraisal, once completed, will result in an adjustment to the initial allocation to the other intangible assets and goodwill.




                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

     At May 3, 2003 other intangible assets are as follows:

                         Total      Accumulated  Net carrying
                         other         amortization     amount
                       intangible
                         assets
Non compete and           $ 4,990        $  971       $ 4,019
  customer contracts
Product formulations      $12,030        $  672       $11,358
Other (PEP)               $ 9,800        $   51       $ 9,749

      Amortization expense for the current other intangible assets over the next five years is estimated to be: $2,582, $2,582, $2,200, $2,165, $1,449 for the one year periods from May 2003 to April 2008.

  The Company's changes in the carrying amount of goodwill for the six months ended May 3, 2003 are as follows:

                             Custom         Color &   Molded &
                              Sheet        Compounds   Profile     Total
Balance November 2,           $185,805      $95,422   $37,614    $318,841
2002
Goodwill                         9,075          229         -       9,304
acquired/adjusted
                              --------      -------  --------    --------
Balance May 3, 2003           $194,880      $95,651   $37,614    $328,145
                              ========      =======   =======    ========



NOTE D - Cash Flow Information

     Supplemental information on cash flows and noncash transactions for the quarters ended May 3, 2003 and May 4, 2002 is as follows:

                                               2003            2002
  Cash paid for:
     Interest                                $ 13,515        $ 14,671
                                             ========        ========
     Income taxes                            $  3,940        $    974
                                             ========        ========


Note E - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarter and six months ended May 3, 2003 and May 4, 2002 is as follows:







                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

                              QUARTER ENDED     SIX MONTHS ENDED
                            May 3,     May 4,   May 3,     May 4,
                            2003     2002      2003         2002
Net Earnings               $  10,541  $ 9,074  $ 16,699   $ 13,936
Foreign currency
  translation adjustments      2,449      485     3,374        424
Cash flow hedge adjustments      337      117       790      1,664
                             ------- --------   -------   --------
Total Comprehensive Income  $ 13,327 $  9,676  $ 20,863   $ 16,024
                            ======== ========  ========   ========

Note F - Segment Information

  Spartech's forty-six facilities are organized into three reportable segments based primarily on the nature of the products manufactured.

                              QUARTER ENDED           SIX MONTHS
                            May 3,     May 4,     May 3,      May 4,
Net Sales *                  2003       2002       2003        2002
 Custom Sheet &            $ 163,271  $ 158,184  $ 303,038   $ 286,221
 Rollstock
 Color & Specialty            67,971     57,379    127,893     106,304
 Compounds
 Molded & Profile             19,246     17,641     33,257      31,347
 Products
                           ---------  ---------  ---------   ---------
    Total Net Sales        $ 250,488  $ 233,204  $ 464,188   $ 423,872
                           =========  =========  =========   =========

Operating Earnings
 Custom Sheet &            $  18,041  $  16,118  $  30,642   $  27,276
 Rollstock
 Color & Specialty             5,163      6,531     10,532      11,575
 Compounds
 Molded & Profile              1,928      1,630      2,468       2,442
 Products
 Corporate/Other             (2,676)    (2,934)    (5,443)     (5,361)
                           ---------  ---------  ---------   ---------
 Total Operating           $  22,456  $  21,345  $  38,199   $  35,932
 Earnings
                          =========  =========  =========   ==========

* Excludes intersegment sales of $9,716 and $7,468 for the three months ended May 3, 2003 and May 4, 2002, respectively, and $16,820 and $12,150 for the six months ended May 3, 2003 and May 4, 2002, respectively, primarily from the color & compounds segment.


Note G - Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148) that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value estimate was computed using the Black-Scholes option-pricing model.

                                 Quarter Ended       Six Months Ended
                               May 3,    May 4,     May 3,     May 4,
                                2003      2002       2003       2002

Net Earnings as               $10,541   $ 9,074    $16,699   $13,936
  Reported
Pro Forma Impact of                10        74      1,383     2,385
  Expensing Stock Options
                              -------   -------    ------    -------
Pro forma net earnings        $10,531   $ 9,000    $15,316   $11,551
                              =======   =======    =======   =======
Diluted Earnings per share:
     As Reported
       Basic                  $   0.36  $   0.34   $   0.57  $   0.52
       Diluted                $   0.36  $   0.33   $   0.57  $   0.51
     Pro forma
       Basic                  $   0.36  $   0.33   $   0.52  $   0.43
       Diluted                $   0.36  $   0.33   $   0.52  $   0.42

Assumptions Used:
     Expected Dividend               2%        2%         2%          2%
       Yield
     Expected Volatility            35%       35%        35%         35%
     Risk-Free Interest           3.47%     4.97%      3.47%       4.97%
       Rates
     Expected Lives             5 Years   5 Years    5 Years     5 Years


                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

Note H - Acquisitions

       On March 31, 2003 Spartech completed the acquisition of all of the stock of Polymer Extruded Products, Inc. (PEP) located in Newark,
New Jersey. PEP, a manufacturer of weatherable film laminates and cellulose specialty extruded products, had annual sales of approximately $21 million for calendar year 2002-with nearly $4 million of those sales to Spartech's Custom Sheet & Rollstock segment. The cash paid for this acquisition was approximately $23.3 million and was funded through our existing bank credit facility.

Note I - Recently Issued Accounting Standards Not Yet Adopted

   In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which requires certain financial instruments to be classified as a liability, and requires them to be adjusted to their fair value.
The standard is generally effective for interim periods beginning after June 15, 2003. The company has determined that none of its current financial instruments fall under the scope of the statement, and therefore its adoption will not have a material effect on the Company's financial position or results of operations.


Items 2 and 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net sales were $250.5 million and $464.2 million for the quarter and six months ended May 3, 2003. This represented a 7% increase (4% from acquisitions, 2% price/mix and 1% internal pounds growth) and 10% increase (4% from acquisitions, 2% price/mix and 4% internal growth) from the similar period in 2002. The lower 1% growth in internal pounds sold compared to more recent quarters is a result of econcomic uncertainty due to the crisis in Iraq, which occurred in the middle of our second quarter and the impact of volatility in resin pricing, which tends to cause customers to delay orders until they fully understand the forward pricing trends. The packaging and spa markets have been reasonably strong for the year, while many of the other markets have been more impacted by the generally low GDP growth rate and the Iraq conflict.

      Cost of sales were $214.5 million and $398.9 million for the quarter and six months ended May 3, 2003, compared with $197.1 million and $360.7 million for the quarter and six months of 2002. This represented an increase as a percentage of net sales to 85.6% and 85.9% for the quarter and six months of 2003 from 84.5% and 85.1% for the comparable period of 2002, reflecting the effect of higher resin costs and competitive pricing pressures. Our margins were favorably impacted by the gradual improvement in capacity utilization from the prior year plus continued cost reduction efforts and sales of Alloy Plastics and Product Transformations. These positives were more than offset by the negative margin impact from increases in resin prices and the resulting competitive pricing pressures.

     Selling and administrative expenses of $13.0 million and $26.0 million for the quarter and six months ended May 3, 2003 decreased from $14.7 million and $27.3 million for similar periods of 2002. This represented a decrease to 5.2% and 5.6% of net sales for the quarter and six months of 2003 from 6.3% and 6.4% in the quarter and six months of 2002. These decreases reflect the effect of cost reduction efforts, additional provisions for doubtful accounts recorded in 2002, and the higher relative sales dollars on the fixed expenses in this category.

      Operating earnings for the quarter and six months ended May 3, 2003 increased to $22.5 million and $38.2 million but decreased to 9.0% and 8.2% of net sales, compared to $21.3 million and $35.9 million or 9.2% and 8.5% of net sales for the corresponding period of 2002, principally due to competitive pricing pressures in the current sluggish economic environment and the effect of higher resin costs.

      Interest expense and distributions on preferred securities of $6.3 million and $12.4 million for the quarter and six months of 2003 decreased from $6.9 million and $13.8 million for the quarter and six months of 2002 primarily as a result of $55.0 million of debt repayments in fiscal 2002. Interest expense is expected to be slightly higher during the last six months of fiscal 2003 due to the $35.3 million in borrowings for acquisitions and capital expenditures in the first half of the year.

     The Company's effective tax rates for the quarter and six months ended May 3, 2003 were 34.9% and 35.3% compared to 37.4% and 37.1% in corresponding periods of 2002, reflecting an improvement in our combined state tax rate and and favorable adjustments related to final agreement with the Internal Revenue Service regarding previously filed claims for refunds of research and development credits.

     Net earnings of $10.5 million and $16.7 million, or $.36 and $.57 per diluted share, in the quarter and six months ended May 3, 2003 increased by 16% and 20%, respectively, from the $9.1 million and $13.9 million , or $.33 and $.51 per diluted share, in the similar periods of 2002 as a result of the factors noted above.

Segment Results

      Net sales of the Custom Sheet & Rollstock segment increased by 3% and 6% to $163.3 million and $303.0 in the quarter and six months ended May 3, 2003 from $158.2 million and $286.2 million in the prior year primarily due to changes in product mix, higher pricing from increases in resin costs, and our late March acquisition of Polymer Extruded Products. Net sales of the Color & Specialty Compounds segment increased to $68.0 million and $127.9 million for the quarter and six months of 2003 from $57.4 million and $106.3 million for the corresponding periods in 2002 due to an increase in internal volume growth and the acquisition of GWB Plastics last May. The Molded & Profile Products segment net sales increased to $19.2 million and $33.3 million for the quarter and six months ended May 3, 2003 from $17.6 million and $31.3 million in the similar 2002 periods.

      The Custom Sheet & Rollstock segment's operating margin improved to 11.0% in the second quarter 2003 versus 10.2% in 2002 as operating results improved significantly at our Spartech Polycast unit, cost reduction initiatives implemented last year began to show some positive returns, and new Product Transformation volume continued to be strong. The Color & Specialty Compounds segment operating margin of 7.6% for the second quarter 2003 declined from the 11.4% in the second quarter 2002 as the segment saw its costs of raw materials increase, on average, by more than 40% during the period. Quarterly price adjustments agreements delayed our ability to pass through these cost increases in a timely manner. The Company expects to recover much of the cost increases in the form of higher selling prices in the third quarter. The Molded & Profile segment operating margin increased to 10.0% for the second quarter 2003 versus 9.2% for the similar 2002 period as softness in the profiles unit was more than offset by improvements within our acrylic rods business.

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

     The plastic resins we use in our production process are crude oil or natural gas derivatives, which are available from a number of domestic and foreign suppliers. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages and changes in supplier capacities can have more significant impact on the cost of our raw materials over the short term. Price spikes in crude oil and natural gas , along with the continued political unrest in oil producing countries has resulted in unusually high immediate pricing pressures. These pressures have resulted in dramatic increases in the prices of the Company's raw material costs. The Company has been able minimize the impact of past price increases in raw material costs through control of inventory levels, increasing production efficiencies, the pass-through of price changes to customers, and the negotiation of competitive pricing with our suppliers. These pricing changes have been more difficult to manage, and we expect the increased cost to continue, at least in part, to negatively affect our operating margins in the third quarter. Pricing pressures seem to have eased by the end of our second quarter, however, the volatility and direction of future pricing changes is uncertain.

Liquidity and Capital Resources

Cash Flow

      The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. The Company's principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:

                                                 Six Months Ended
                                               May 3,         May 4,
                                                2003           2002
                                              (Dollars in millions)
  Net cash provided by
     operating activities                    $    6.1       $  37.0
                                             --------       -------

  Net cash used for
     investing activities                    $  (35.3)      $ (10.1)
                                             --------       -------

  Net cash provided by/(used for)
     financing activities                    $   28.4       $ (23.5)
                                             --------       -------

  (Decrease)/increase in cash
     and equivalents                         $    (.6)      $   3.4
                                             --------       -------

      Operating cash flow provided by net earnings increased 20%, to $16.7 million for the first six months of 2003 from $13.9 million for the first six months of 2002. Operating cash flows used by changes in accounts receivable totaled $18.3 million due to seasonally higher sales and days sales outstanding measures as well as the increased selling price reflecting the higher resin costs in the second quarter. Operating cash flows used for changes in inventory totaled $9.8 million due to the selective pre-buys of raw materials and the effect of an investment in higher resin prices in inventory. Operating cash flows provided by changes in accounts payable totaled $4.7 million.

      The Company's primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first six months of 2003 were $12.0 million, including $4.5 million for our new Ramos Arispe, Mexico facility, as compared to $8.6 million for the first six months of 2002, and we anticipate total capital expenditures of approximately $21 million for fiscal 2003. Cash used for the acquisition of Polymer Extruded Products business totaled $23.3 million

     Cash flows provided by financing activities were $28.4 million for the six months ended May 3, 2003. The primary activities were the net bank borrowings of $12.5 million, bank borrowings for the acquisition of the Polymer Extruded Products business of $23.3 million, cash dividend payments of $5.8 million, and treasury stock purchases, net of stock option proceeds, of $1.4 million. The borrowings in the first six months of 2003 compared to the prior year debt repayments is primarily related to the impact of rising prices on our balance sheet - both in the amounts we have invested in receivables and inventories as well as pre-buys we have made to help protect against price increases.

Financing Arrangements
   The following table summarizes the Company's obligations under financing arrangements and lease commitments as of May 3, 2003:

    Type of        Total       0 - 1     1-3 Years      3 - 5    More Than
  Commitment       Amount      Year                     Years     5 Years
                 Committed
                          (dollars in thousands)
Bank Credit       $ 179,226          -      179,226           -          -
Facilities
Unsecured Notes      85,715     17,857       50,715      17,143          -
Other Debt            9,184        132          264         280      8,508
Obligations
Convertible         150,000          -            -            -    150,000
Debentures
Operating Lease      29,925      7,149        9,876       6,642      6,258
Commitments
Standby Letters      12,689          -            -           -           -
of Credit
                  ----------  ---------   ----------  ----------   ---------
Total              $ 466,739  $  25,138    $ 240,081   $  24,065   $ 164,766
Contractual Cash   =========  =========    =========   =========   =========
Obligations


   At May 3, 2003, our total outstanding borrowings under the bank credit facilities were $179.2 million at a weighted average rate of 5.7% (including the effect of an interest rate swap). We had $77.8 million in total availability under the $257 million in credit facilities, however this availability was limited to $65.1 million due to outstanding letter of credit. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.
      If our cash from operations was substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they become due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. In addition, our combined payment of dividends on our common stock and the repurchase of common shares for treasury is limited to 60% of our cumulative consolidated net income since November 1, 1997. At May 3, 2003, we had approximately $40.8 million of unrestricted retained earnings available for such payments. While we were in compliance with such covenants in 2002 and currently expect to be in compliance during 2003, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

Significant Accounting Policies, Estimates and Judgments

       The Company prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United
States.   As  such,  we are required to make estimates and  judgments  that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies, estimates and judgments which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
           Revenue Recognition - The Company recognizes revenue
      as the product is shipped and title passes to the customer.
              Our customers require us to meet
      strict specifications for our products. The Company has quality controls in place that attempt to ensure that customer specifications are met prior to shipment. We continuously monitor and track product returns, which have  historically been within our expectations
       and the provisions established.
      Despite the Company's efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past.
      Any significant increase in returns could have a material negative impact on our operating results.
            Accounts Receivable - The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified.
      While   such   credit  losses  have  historically  been  within   our
      expectations  and  the provisions established,  we  cannot  guarantee that  we will continue to experience the same credit loss rates  that we have in the past.
            Inventories - The Company values inventories at the lower of actual cost (first-in, first-out) to purchase or manufacture the inventory or the current estimated market value of the inventory.
      The  Company  also  buys  scrap  and recyclable  material  (including
      regrind  material) to be used in future production runs.   We  record
      these inventories initially at purchase price and, based on the inventory aging and other considerations for realizable value, we write down the carrying value to brokerage value, where appropriate.
      We regularly review inventory on hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities
      on  hand.   In  addition, most of our business  is  custom  products,
      where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to  ensure  the  accuracy of our forecasts of future product  demand,
      any  significant  unanticipated  changes  in  demand  could  have   a
      significant  impact on the value of our inventory and  the  operating results.
             Acquisition   Accounting  -  The  Company  has  made   several
      acquisitions  in recent years.  All of these acquisitions  have  been
      accounted   for   in  accordance  with  the  purchase   method,   and
      accordingly,   the  results  of  operation  were  included   in   our
      Consolidated  Statement  of Operations from the  respective  date  of
      acquisition.    The  purchase  price  has  been  allocated   to   the
      identifiable assets and liabilities, and any excess of the cost  over the  fair  value of the net identifiable assets acquired is  recorded as  goodwill.  The initial allocation of purchase price is  based  on
      preliminary  information,  which  is  subject  to  adjustments   upon
      obtaining   complete  valuation  information.   While   the   delayed
      finalization  of purchase price has historically not had  a  material
      impact   on  the  consolidated  results  of  operations,  we   cannot
      guarantee   the   same   results  in   future   acquisitions.    This
      finalization in purchase price allocation is completed within the first year after acquisition.
            Valuation of Long-Lived Assets - The Company reviews the carrying value of our long-lived assets whenever events and changes in  business  indicate the carrying value of the assets  may  not  be
      recoverable.   The Company recognizes impairment losses  if  expected
      future cash flows of the related assets (based on our current projections of anticipated future cash flows) are less than carrying value or where assets that are held for sale are deemed to be valued in excess of the expected amount to be realized upon sale. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

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

                        PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders


It was determined     that     there    were    29,249,454    shares     of
               common stock outstanding and entitled to vote at the record date, of which 27,258,710 shares, or 93%, were represented at the Spartech Corporation's Annual Meeting of Stockholders held March 12, 2003. At the Annual Shareholders meeting, Mr. Richard B. Scherrer was elected as a Director of the Company with 26,011,677 votes for. Mr. Craig A. Wolfanger was also elected as a director of the Company with 26,032,133 votes for. Ernst & Young LLP was ratified as the Company's auditor with 26,977,106 votes for, 260,536 against, and 46,193 abstentions.


Item 6 (a).    Exhibits

     11   Statement re Computation of Per Share Earnings
   99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Item 6 (b).    Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended May 3, 2003.




                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   June 10, 2003                     /s/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



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



June 10, 2003                           By: /s/ Bradley B. Buechler
   (Date)                                    Bradley B. Buechler
                                             Chairman, President and Chief
                                             Executive Officer
                                             Spartech Corporation

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

June 10, 2003                           By: /s/ Randy C. Martin
   (Date)                                 Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          Spartech Corporation