Form 10-Q
period 2003-08-02
SPARTECH CORP
filed 2003-09-08
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 2, 2003

                                    or

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

Yes   x   No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes   x                                 No

     Number of shares outstanding as of August 2, 2003:

     Common Stock, $.75 par value per share            29,288,822



                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                              August 2, 2003



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of August 2, 2003 and November 2, 2002         3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and nine months
          ended August 2, 2003 and August 3, 2002           4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for nine months ended
          August 2, 2003 and August 3, 2002                 5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    11


PART II.  OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                19

SIGNATURES                                                 20

                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
               (Dollars in thousands, except share amounts)

                                  ASSETS
                                          Aug. 2, 2003
                                           (unaudited)    Nov. 2, 2002
Current Assets
  Cash and equivalents                       $  4,366        $  7,511
  Receivables, net                            136,754         124,966
  Inventories                                 101,052          95,190
  Prepayments and other                         7,946           4,549
                                            ---------        --------
     Total Current Assets                     250,118         232,216

Property, Plant and Equipment                 447,999         422,520
  Less accumulated depreciation               165,147         142,046
                                            ---------        --------
     Net Property, Plant and Equipment        282,852         280,474

Goodwill                                      329,506         318,841
Other Intangible Assets                        25,561          16,360
Other Assets                                   15,312          17,363
                                            ---------        --------
                                             $903,349        $865,254
                                             ========        ========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 17,990       $  21,087
  Accounts payable                             87,945          83,668
  Accrued liabilities                          40,287          34,173
                                             --------        --------
     Total Current Liabilities                146,222         138,928
                                             --------        --------
Long-Term Debt, Less Current Maturities       225,967         217,245

Other Liabilities                              68,527          68,383
                                             --------        --------
     Total Long-Term Liabilities              294,494         285,628
                                             --------        --------

Company-obligated manditorily redeemable
   convertible preferred securities of
   Spartech Capital Trust holding solely
   convertible subordinated debentures        150,000         150,000

Shareholders' Equity
  Common stock, 30,460,682
     shares issued in 2003 and 2002            22,846          22,846
  Contributed capital                         139,982         140,213
  Retained earnings                           185,588         169,518
  Treasury stock, at cost, 1,171,860 shares
     in 2003 and 1,175,228 shares in 2002    (28,359)        (28,701)
  Accumulated Other Comprehensive Income      (7,424)        (13,178)
                                             --------        --------
     Total Shareholders' Equity               312,633         290,698
                                             --------        --------
                                             $903,349        $865,254
                                             ========        ========

See accompanying notes to consolidated condensed financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        (Unaudited and dollars in thousands, except per share data)


                                 QUARTER ENDED      NINE MONTHS ENDED
                                 August 2, August 3,          August 2,
August 3,
                                 2003      2002      2003      2002
                                --------  --------  --------  --------
Net Sales                       $238,870  $237,242  $703,058  $661,114
                                --------  --------  --------  --------
Costs and Expenses
  Cost of sales                  205,780   198,990   604,703   559,643
  Selling and administrative      13,216    13,297    39,246    40,584
  Amortization of intangibles        565       210     1,601       210
                                --------  --------  --------  --------
                                 219,561   212,497   645,550   600,437
                                --------  --------  --------  --------

Operating Earnings                19,309    24,745    57,508    60,677
  Interest                         3,924     4,094    11,170    12,752
  Distributions on
   preferred securities of
   Spartech Capital Trusts         2,563     2,563     7,688     7,688
                                --------  --------  --------  --------

Earnings Before Income Taxes      12,822    18,088    38,650    40,237
  Income Taxes                     4,675     6,602    13,804    14,815
                                --------  --------  --------  --------

Net Earnings                     $ 8,147  $ 11,486  $ 24,846  $ 25,422
                                 =======  ========  ========  ========
Net Earnings Per Common Share:

  Basic                         $    .28  $    .40  $    .85  $    .93
                                 =======  ========  ========  ========
  Diluted                       $    .28  $    .39  $    .84  $    .91
                                 =======  ========  ========  ========

Dividends Per Common Share      $   .100  $   .095  $   .300  $   .285
                                 =======  ========  ========  ========



See accompanying notes to consolidated condensed financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                 NINE MONTHS ENDED
                                           August 2, 2003 August 3, 2002

Cash Flows from Operating Activities
  Net earnings                               $ 24,846        $ 25,422
  Adjustments to reconcile net earnings
     to net cash (used for) provided by
     operating activities:
       Depreciation and amortization           23,376          20,715
       Change in current assets and
          liabilities                         (8,221)          13,011
       Other, net                               1,584           4,282
                                             --------         -------
     Net cash provided by
       operating activities, net of effects
       of acquisitions                         41,585          63,430
                                             --------         -------
Cash Flows from Investing Activities
  Capital expenditures                       (17,742)        (17,236)
  Business Acquisitions                      (23,588)        (50,337)
  Retirement of assets                            293             492
                                             --------        --------
     Net cash used for investing activities  (41,037)        (67,081)
                                             --------        --------
Cash Flows from Financing Activities
  Bank Borrowings for Business Acquisitions    23,588           4,690
  Net payments on revolving
     credit facilities                       (17,975)        (42,590)
  Payments on bonds and leases                  (116)           (262)
  Issuance of common stock                                     50,663
  Cash dividends on common stock              (8,776)         (7,886)
  Stock options exercised                       1,155           3,114
  Treasury stock acquired                     (1,767)         (2,596)

     Net cash (used for) provided by
       financing activities                   (3,891)           5,133
                                             --------        --------
  Effect of exchange rate changes on cash
     and equivalents                              198               -
                                             --------        --------
 (Decrease) Increase In Cash and Equivalents  (3,145)           1,482

Cash and Equivalents at Beginning of Period     7,511           8,572
                                             --------        --------
Cash and Equivalents at End of Period       $   4,366        $ 10,054
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

   Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

   Inventories  are  valued at the lower of cost (first-in,  first-out)  or
market.   Inventories at August 2, 2003 and November 2, 2002 are  comprised of the following components:

                                               2003         2002
                                             ---------    ---------
                  Raw materials              $  59,457     $ 55,207
                  Finished goods                41,595       39,983
                                             ---------     --------

                                             $ 101,052     $ 95,190
                                             =========     ========


NOTE C - Goodwill and Other Intangible Assets

   On March 31, 2003, the Company completed the acquisition of Polymer Extruded Products, Inc. (PEP) for $23.6 million (see Note G - Acquistions). The excess purchase price over the fair value of tangible assets purchased was $21.2 million. The Company has allocated $10.4 million of the purchase price to goodwill and $10.8 million to other intangible assets. Of the $10.8 million of acquired intangible assets, $8.9 million was assigned to registered trademarks/tradenames that are not subject to amortization. The remaining $1.9 million of acquired intangible assets have a weighted average useful life of 5 years. The Company engaged an independent appraisal firm to value these identified other intangible assets.

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

  At August 2, 2003 other intangible assets are as follows:

                        Total other   Accumulated   Net carrying
                         intangible   amortization     amount
                           assets
                         -----------   -----------  -----------
Amortizable
   Non-compete and          $ 6,890       $ 1,388       $ 5,502
     customer contracts
   Product formulations     $12,030       $   871       $11,159
                            -------       -------       -------
                            $18,920       $ 2,259       $16,661

Not Amortizable
   Trademark/Tradename      $ 8,900       $     -       $ 8,900

   Amortization expense for our existing other intangible assets over the next five years is estimated to be: $2,347, $2,312, $1,930, $1,867, $1,056 for the twelve month periods from August 2003 to July 2008.

  The Company's changes in the carrying amount of goodwill for the nine months ended August 2, 2003 are as follows:

                           Custom    Color &   Molded &
                            Sheet   Compounds  Profile    Total
                           -------- ---------  --------  --------
Balance November 2, 2002   $185,805   $95,422   $37,614  $318,841
Goodwill                     10,350       315         -    10,665
  acquired/adjusted
                           --------   -------  --------  --------
Balance August 2, 2003     $196,155   $95,737   $37,614  $329,506
                           ========   =======   =======  ========


Note D - Comprehensive Income

   Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarter and nine months ended August 2, 2003 and August 3, 2002 is as follows:

                                QUARTER ENDED         NINE MONTHS ENDED
                            August 2,    August 3,  August 2,  August 3,
                               2003        2002        2003       2002
                             ----------   ---------   --------   --------
Net Earnings                   $  8,147    $ 11,486   $ 24,846   $ 25,422
Foreign currency
  translation adjustments           585          38      3,958        462
Cash flow hedge                   1,005     (1,455)      1,796        209
  adjustments
                               --------   ---------   --------   --------
Total Comprehensive Income     $  9,737    $ 10,069   $ 30,600   $ 26,093
                               ========   =========   ========   ========




                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


Note E - Segment Information

  Spartech's forty-six facilities are organized into three reportable segments based primarily on the nature of the products manufactured.

                               QUARTER ENDED          NINE MONTHS ENDED
                           August 2,   August 3,   August 2,   August 3,
Net Sales *                  2003        2002         2003        2002
                           --------    --------    ---------   ---------
 Custom Sheet &            $ 158,949   $ 157,635   $ 461,987    $ 443,856
 Rollstock
 Color & Specialty            64,319      63,124     192,212      169,428
   Compounds
 Molded & Profile             15,602      16,483      48,859       47,830
 Products
                           --------    --------    ---------   ---------
    Total Net Sales        $ 238,870   $ 237,242   $ 703,058    $ 661,114
                           =========   =========   =========    =========
Operating Earnings
 Custom Sheet &            $  15,978   $  19,103   $  46,620    $  46,379
 Rollstock
 Color & Specialty             4,665       6,921      15,197       18,496
   Compounds
 Molded & Profile              1,342       1,234       3,810        3,676
 Products
 Corporate/Other              (2,676)     (2,513)     (8,119)     (7,874)
                           --------    --------    ---------   ---------
    Total Operating        $  19,309   $  24,745   $  57,508    $  60,677
     Earnings
                           =========   =========   =========    =========

* Excludes intersegment sales of $9,646 and $7,487 for the three months ended August 2, 2003 and August 3, 2002, respectively, and $26,466 and $19,453 for the nine months ended August 2, 2003 and August 3, 2002, respectively, primarily from the color & compounds segment.


Note F - Stock Based Compensation

   In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an Amendment of FASB Statement No. 123," (SFAS 148) that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of




                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value estimate was computed using the Black-Scholes option-pricing model.

                                 Quarter Ended        Nine Months Ended
                              August 2, August 3,   August 2,  August 3,
                                2003       2002       2003       2002
                              --------   --------   --------  ----------
Net Earnings as Reported        $ 8,147   $ 11,486    $24,846     $25,422
Pro Forma Impact of                  84        135      1,467       2,520
  Expensing Stock Options
                               --------   --------   --------    --------
Pro forma net earnings          $ 8,063   $ 11,351    $23,379     $22,902
                              ========= ==========  ========= ===========
Diluted Earnings per share:
     As Reported
       Basic                   $   0.28   $   0.40   $   0.85    $   0.93
       Diluted                 $   0.28   $   0.39   $   0.84    $   0.91
     Pro forma
       Basic                   $   0.28   $   0.40   $   0.80    $   0.83
       Diluted                 $   0.27   $   0.38   $   0.79    $   0.82

Assumptions Used:
     Expected Dividend               2%         2%         2%          2%
       Yield
     Expected Volatility            35%        35%        35%         35%
     Risk-Free Interest           2.60%      4.60%      3.47%       4.97%
       Rates
     Expected Lives             5 Years    5 Years    5 Years     5 Years


                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)

Note G - Acquisitions

  On March 31, 2003, Spartech completed the acquisition of all of the stock of Polymer Extruded Products, Inc. (PEP) located in Newark, New Jersey. PEP, a manufacturer of weatherable film laminates and cellulose specialty extruded products, had annual sales of approximately $21 million for calendar year 2002-with nearly $4 million of those sales to Spartech's Custom Sheet & Rollstock segment. The cash paid for this acquisition was $23.6 million and was funded through our existing bank credit facility.

Note H - Recently Issued Accounting Standards

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

Results of Operations

      Net sales were $238.9 million and $703.1 million for the quarter and nine months ended August 2, 2003. This represented a 1% increase (including a 3% increase from acquisitions) over the third quarter of 2002 and a 6% increase (including 4% from acquisitions) from the nine months ended August 3, 2002. Sales excluding acquisitions for the third quarter were down 2% as weak volume was somewhat offset by the effect of higher resin prices compared to the same quarter of 2002. The lower pounds sold compared to increases experienced in prior quarters was a result of the sluggish economic environment and the rapid acceleration in resin costs during the second quarter of 2003 which combined led to weak product demand in several industries we serve. Resin pricing began to ease during the last six to eight weeks of the quarter, resulting in some customers deferring purchases, reducing inventories, and moving to more just-in-time orders. Order backlog is down at the end of the third quarter, representing 34 days at August 2, 2003 compared to 39 days at August 3, 2002, further reflecting this decrease in order pattern.

      Cost of sales were $205.8 million and $ 604.7 million for the quarter and nine months ended August 2, 2003, compared with $199.0 million and $559.6 million for the corresponding quarter and nine months of 2002. This represented an increase as a percentage of net sales to 86.1% and 86.0% for the quarter and nine months of 2003, from 83.9% and 84.7% for the comparable periods of 2002, reflecting the effect of the higher resin costs and competitive pricing pressures. Lower capacity utilization during the third quarter of 2003 contributed to the higher cost of sales percentage, as overall pounds shipped decreased by about 5% excluding the effect of acquisitions.

     Selling and administrative expenses of $13.2 million and $39.2 million for the quarter and nine months ended August 2, 2003 decreased from $13.3 million and $40.6 million for the comparable periods of 2002. This represented a decrease to 5.5% and 5.6% of net sales for the quarter and nine months ended August 2, 2003 respectively from 5.6% and 6.1% in the quarter and nine months of 2002. These decreases reflect the effect of cost reduction efforts and higher provisions for doubtful accounts recorded in 2002. We have experienced fewer business failures in our customer base so far in 2003 and we expect this positive trend to continue as long as the overall economy continues to stabilize or improve.

      Operating earnings for the quarter and nine months ended August 2, 2003 decreased to $19.3 million and $57.5 million respectively, or as a percentage of sales 8.1% and 8.2%, compared to $24.7 million and $60.7 million or 10.4% and 9.2% of net sales for the corresponding periods of 2002, principally due to the effect of higher resin costs and competitive pricing pressures in the current sluggish economic environment. We have launched a new initiative to increase our operating margin percentage back to pre-recession levels. Total savings targeted by the initiative is approximately $12 million. Much of the cost savings is from a reduction in the overall manufacturing workforce by about 10% that will be completed during the fourth quarter of 2003. The costs associated with this effort are not expected to be material and should be fully absorbed by the end of fiscal 2003.

      Interest expense and distributions on preferred securities of $6.5 million and $18.9 million for the quarter and nine months ended August 2, 2003 decreased from $6.7 million and $20.4 million for the corresponding quarter and nine months of 2002 primarily as a result of $55.0 million of debt repayments in fiscal 2002 and lower interest rates on our floating rate debt. Interest expense is expected to be slightly lower in the last three months of the fiscal year due to approximately $30 million in debt repayments in the third quarter of 2003.

      Our effective tax rates for the quarter and nine months ended August 2, 2003 were 36.5% and 35.7% compared to 36.5% and 36.8% in the corresponding periods of 2002, reflecting a consistent rate except for the favorable second quarter of 2003 adjustments related to a final agreement with the Internal Revenue Service regarding previously filed claims for refunds of research and development credits.

     Net earnings of $8.1 million and $24.8 million, or $.28 and $.84 per diluted share, in the quarter and nine months ended August 2, 2003 decreased by 29% and 2%, respectively, from $11.5 million and $25.4 million, or $.39 and $.91 per diluted share, in the comparable periods of 2002 as a result of the factors noted above.

Segment Results

      Net sales of the Custom Sheet & Rollstock segment increased by 4% to $462.0 million in the nine months ended August 2, 2003 from $443.9 million in the corresponding period of 2002. For the quarter ended August 2, 2003, net sales of the Custom Sheet & Rollstock segment increased by 1% to $158.9 from $157.6 million in the corresponding quarter of 2002, primarily due to higher pricing from increases in resin costs and our late March acquisition of Polymer Extruded Products. Excluding the acquisition, net sales in pounds decreased 3% for the third quarter of 2003 compared to the prior year.

      Net sales of the Color & Specialty Compounds segment increased by 13% to $192.2 million for the nine months ended August 2, 2003 from $169.4 million for the corresponding period of 2002. The acquisition of GWB Plastics represented nearly the entire increase for the nine months of 2003 over the comparable period of 2002. For the quarter ended August 2, 2003, net sales of the Color & Specialty Compounds segment increased by 2% to $64.3 million from $63.1 million for the corresponding quarter of 2002, due to higher pricing from increases in resin costs and the mid-2002 acquisition of GWB Plastics. Excluding the acquisition, net sales in pounds decreased 6% for the third quarter as compared to the prior year.

      The Molded & Profile segment net sales increased by 2% to $48.9 million for the nine months ended August 2, 2003 from $47.8 million in the comparable period of 2002 due to higher pricing from increases in resin costs. The Molded & Profile Products segment net sales decreased by 5% to $15.6 million for the quarter from $16.5 million in the third quarter of 2002 due to volume decreases partially offset by higher pricing from increases in resin costs.

      The Custom Sheet & Rollstock segment's operating margin decreased to 10.1% in the third quarter of 2003 compared to 12.1% in the corresponding period of 2002 due to competitive pricing pressure and decreased capacity utilization rates. The Color & Specialty Compounds segment's operating margin of 7.3% for the third quarter of 2003 declined from the 11.0% in the third quarter of 2002. The rapid rise in resin costs during the first half of the year had a significant effect on this segment's margins, as the mix of raw materials utilized were among the most affected by the increases. The Molded & Profile segment's operating margin increased to 8.6% for the third quarter of 2003 from 7.5% for the corresponding period of 2002 with better mix from our acrylic rods and tubes business and some benefits in operational changes initiated in the prior year..

Other Matters

      We operate under various laws and regulations governing employee safety, and regulating the quantities and methods of disposition of specified substances that may be emitted into the air, discharged into waterways, and otherwise disposed of on and off our properties. We do not anticipate that future expenditures for compliance with these laws and regulations will have a material effect on our capital expenditures, earnings, or competitive position.

     The plastic resins we use in our production processes are crude oil or natural gas derivatives, which are available from a number of domestic and foreign suppliers. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages, and changes in supplier capacities can have more significant impact on the cost of our raw materials over the short term. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries resulted in unusually high pricing pressures during the second quarter of 2003. These pressures resulted in dramatic increases in the prices of our raw materials during that time. We were able to minimize the impact of past price increases in raw material costs through control of inventory levels, increasing production efficiencies, the pass-through of price changes to customers, and the negotiation of competitive pricing with our suppliers. These pricing changes have been more difficult for us to manage and have negatively affected our operating margins in fiscal 2003. Resin pricing pressures started to ease by the end of our second quarter and continued to stabilize through the third quarter, however, the volatility and direction of future pricing changes is uncertain.






Liquidity and Capital Resources

Cash Flow

      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, and finance strategic acquisitions. Cash flows for the periods indicated are summarized as follows:

                                          Nine Months Ended
                                          Aug. 2,     Aug 3,
                                           2003        2002
      (Dollars in millions)             ----------  ---------
     Net cash provided by
     operating activities                  $  41.6     $  63.4
                                           =======     =======
     Net cash used for
     investing activities                  $ (41.0)   $ (67.1)
                                           =======     =======
     Net cash provided by/(used for)
     financing activities                  $  (3.9)   $   5.1
                                           =======     =======
     (Decrease)/increase in cash
     and equivalents                       $  (3.1)   $   1.5
                                           =======     =======

      Operating cash flows provided by net earnings decreased 2.3% to $24.8 million for the first nine months of 2003 from $25.4 million for the first nine months of 2002. Operating cash flow was negatively affected by an increase in accounts receivable totaling $6.5 million due to increased selling prices resulting from the higher resin costs in the second and third quarters of 2003. Operating cash flows used for changes in inventory totaled $4.0 million due to the effect of higher resin prices in inventory. Reductions in accounts receivables and inventories in the third quarter increased operating cash flows by $17.6 million related to improvements in days sales outstanding, inventory reductions as pre-buys were eliminated, and seasonal reductions in working capital investments. Operating cash flows provided by changes in accounts payable totaled $1.8 million for the first nine months of 2003.

       Our primary investing activities are capital expenditures and acquisitions of businesses in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Our capital expenditures for the first nine months of 2003 were $17.7 million, including approximately $6.0 million for our new Ramos Arizpe, Mexico facility, as compared to $17.2 million for the first nine months of 2002. We anticipate total capital expenditures of approximately $23 million for fiscal 2003. Cash used for the acquisition of the Polymer Extruded Products business totaled $23.6 million.

     Cash flows used by financing activities were $3.9 million for the nine months ended August 2, 2003. The primary activities were net loan repayments of $18.1 million, bank borrowings for the acquisition of the Polymer Extruded Products business of $23.6 million, cash dividend payments of $8.8 million, and treasury stock purchases, net of stock option proceeds, of $.6 million. The lower amount of debt repayments in the first nine months of 2003 compared to the first nine months of 2002 is primarily related to the impact of rising resin prices on our balance sheet - both in the amounts we have invested in receivables and inventories. However, we were able to pay down $30.5 million in debt in the third quarter with more favorable working capital management.

Financing Arrangements
   The following table summarizes the Company's obligations under financing arrangements and lease commitments as of August 2, 2003:
     Type of         Total       0 - 1    1-3 Years     3 - 5      More
   Commitment        Amount      Year                   Years     Than 5
                   Committed                                       Years
 --------------    ----------  --------   ---------   ---------  --------
                          (dollars in thousands)
Bank Credit          $149,090    $    -     $149,090     $    -    $    -
 Facilities
Unsecured Notes        85,715     17,857      50,715     17,143         -
Other Debt              9,152        134         280        280     8,458
 Obligations
Convertible           150,000          -           -          -   150,000
 Debentures
Operating Lease        29,618      7,125       9,983      6,550     5,960
 Commitments
Standby Letters        13,889          -           -          -
 of Credit                                                              -
                   ----------  --------   ---------   ---------  --------
Total Contractual    $437,464   $25,116     $210,068    $23,973  $164,418
 Cash Obligations
                     ========  ========    =========   ========  ========

  At August 2, 2003, our total outstanding borrowings under the bank credit facilities were $149.1 million at a weighted average rate of 6.4% (including the effect of an interest rate swap). We had $94.2 million in total availability under the $257 million in credit facilities; however this availability was limited to $77.5 million due to certain financial ratio restrictions contained in our bank credit facilities. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.
      If our cash from operations were substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they become due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. In addition, our combined payment of dividends on our common stock and the repurchase of common shares for treasury is limited to 60% of our cumulative consolidated net income since November 1, 1997. At August 2, 2003, we had approximately $43.6 million of unrestricted retained earnings available for such payments. While we were in compliance with such covenants through the third quarter of 2003 and currently expect to be in compliance during balance of the fiscal year, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

Significant Accounting Policies, Estimates and Judgments
      We prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

           Revenue Recognition - We recognize revenue as the product is shipped and title passes to the customer. Our customers require us to meet strict specifications for our products. We have quality controls in place that attempt to ensure that customer specifications are met prior to shipment.
      We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.

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

            Acquisition Accounting - We have made several acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of their operation were included in our Consolidated Statement of
      Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the delayed finalization of purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions. This finalization in purchase price allocation is completed within the first year after acquisition.

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


      For additional information regarding our significant accounting policies, see Note 1 to our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently Issued Accounting Standards

   In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which requires certain financial instruments to be classified as a liability, and requires them to be adjusted to their fair value. The standard is generally effective for interim periods beginning after June 15, 2003. We have determined that none of our current financial instruments fall under the scope of the statement, and therefore its adoption will not have a material effect on our financial position or results of operations.

Other

      The information presented herein contains certain forward-looking statements, defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. They are based largely on our current expectations. Our actual results could differ materially from the information contained in the forward-looking statements due to a number of factors, including changes in the availability and cost of raw materials, changes in the economy or the plastics industry in general, other unanticipated events that may prevent us from competing successfully in existing or new markets, and our ability to manage our growth effectively. Investors are also directed to the discussion of risks and uncertainties associated with forward-looking statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4.  CONTROLS AND PROCEDURES

     We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of August 2, 2003, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our reports.
     There was no change in our internal control over financial reporting during the quarter ended August 2, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 6 (a).    Exhibits

     11      Statement re Computation of Per Share Earnings
     31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO.
     31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO.
     32      Section 1350 Certifications of CEO & CFO.



Item 6 (b).    Reports on Form 8-K

     Pursuant to Items 7 and 9, the Company filed a Report on Form 8-K dated May 29, 2003, to furnish the press release for the second quarter of fiscal 2003 under Item 12, "Results of Operations and Financial Condition."




                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   September 8, 2003                 /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)