Form 10-K
period 2003-11-01
SPARTECH CORP
filed 2004-01-16
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 1, 2003


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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]     NO  [  ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  YES  [X]     NO  [  ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $525,710,084 on May 3, 2003.

There were 29,351,907 total shares of common stock outstanding as of December 31, 2003.

                       Documents incorporated by reference
   1) Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II.
   2) Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.


                                     PART I

Item 1.   BUSINESS

General

     Spartech Corporation (the "Company"), together with its subsidiaries, is an intermediary processor of thermoplastics. The Company converts base polymers, or resins, from commodity suppliers into extruded plastic sheet & rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates & blended resin compounds, and injection molded & profile extruded products. Our products are sold to approximately 7,000 original equipment manufacturers and other customers in a wide range of end markets. We operate 46 production facilities in North America and one in Europe, and are organized into three reportable segments, based on the products we manufacture: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

 Custom Sheet & Rollstock sells its products to various manufacturers who use plastic components in their industrial products. Our custom sheet and rollstock is utilized in several end markets including food/medical packaging, signs, spas, bathtubs & shower surrounds, burial vault liners, automotive & recreational vehicle components, aircrafts, boats, security windows, and refrigerators. The Company is North America's largest extruder of custom rigid plastic sheet and rollstock, operating 26 facilities in the United States, Canada, and Mexico under the names Spartech Plastics, Spartech Polycast and Spartech PEP.

 Color & Specialty Compounds sells custom designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food/medical packaging, automotive equipment, consumer electronics & appliances, roofing, wall coverings, and other end markets. We produce and distribute these products from 14 facilities under the names Spartech Polycom, Spartech Color, and Spartech Vy-Cal in the United States, Canada, Mexico and France.

 Molded & Profile Products manufactures a number of proprietary items including: thermoplastic tires and wheels for the medical, lawn & garden, refuse container, and toy markets and window frames and fencing for the building & construction market as well as other custom profile extruded and acrylic products for a variety of industries. We manufacture these molded and profile products from seven facilities in the United States and Canada under the names Spartech Industries, Spartech Profiles, Spartech Townsend, and Spartech Marine.


      Spartech was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960. Our principal executive office is located at 120 South. Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. Our telephone number is (314) 721-4242. Our website address is www.spartech.com.

Industry Overview

  The intermediary processor segment of the plastics industry is fragmented, with over 2,000 plastics processing companies many of which compete with us in one or more of the following areas in which we operate:

*     Sheet  Extrusion   - Plastic sheet is produced by forcing melted  plastic
  through a wide, flat die between polished or textured metal rollers and onto a flat cooling bed for cutting to the desired width and length.
*     Rollstock  Extrusion     - Similar to sheet extrusion,  except  that  the
  plastic is wound onto rolls rather than cut into flat pieces of a specific length.
*    Calendering     - Plastic film is produced by drawing molten polymer
between two counter-rotating rollers under pressure.
*    Cell Cast Acrylics   - Acrylic sheet is produced by pouring a reactive
mixture of liquid monomers, additives and catalysts between two polished glass sheets held together at a desired thickness, and allowing the mixture to polymerize with time, heat, and pressure in an oven or water bath until solid.
*    Specialty Compounding     - Basic plastic resins are melted and mixed with
additives, fillers, or other plastics in order to impart specific properties such as gloss, strength or moldability to the resulting mixture, which is typically sold and shipped in pellet form.
*    Color Concentrates   - Basic plastic resins are melted and mixed with
pigments in order to produce colored pellets, which plastics compounders or fabricators blend with natural color plastics to make products of desired colors.
*    Profile Extrusion    - Products having a desired two-dimensional cross-
section, such as plastic fence rails or window frames, are produced by forcing melted plastic through a die of various shapes, cooling it in air or in a water bath, and cutting it to the desired length.
*    Cast Acrylic Rods & Tubes      - Rods are produced from reactive mixtures
similar to those used for cell cast acrylics by curing the mixture in a vertical, tubular mold and then grinding and polishing the rod to the desired length and diameter. Tubes are produced by curing a similar mixture against the inside of a drum-shaped mold of the desired length and diameter while it revolves on a horizontal axis.
*    Injection Molding    - Three-dimensional products such as wheels are formed
by forcing melted plastic into a mold cavity under pressure so that when cooled the plastic reflects the shape of the cavity.

  There are various other processes used within the plastics processing industry in which we do not compete, such as film extrusion, continuous cast acrylics, blown film, pipe and tube extrusion, thermoforming, blow molding and rotational molding.

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

 A large percentage of the plastics processors in the United States are small to mid-size regional operations that generate less than $50 million in annual sales, and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation include:

 *    Greater focus on management transition issues by plastics entrepreneurs;
 * The potential to achieve economies of scale and obtain revenue and fixed cost synergies;
* Increased capital and technical capabilities necessary to increase production efficiencies and expand capacity; and
*    Customers seeking to deal with fewer suppliers.

  Due to the size and breadth of our operations, we believe we are well positioned to increase our business through new product developments, the continuing substitution of thermoplastics for wood, metal and fiberglass applications, and selective acquisitions.

Our Competitive Strengths

 Our competitive strengths include:

 * Market Position. According to the Plastics News Market Data Book, December 29, 2003, we are the largest producer of custom sheet and rollstock in North America, and we are one of the leading producers of color and specialty compounds in North America.

 * New Product Development. Our diversity of product capabilities and experienced operating personnel have provided a consistent means for identifying and developing new product applications through both the use of our proprietary Alloy Plastics and the acceleration of Product Transformation ideas.

 * Benefits from Acquisitions. We have completed 11 significant acquisitions over the past five years. Our successful integration of these acquisitions into our business has enabled us to achieve synergies and operating leverage through:

    - Greater geographic presence to service customers and respond to certain concentrated markets;
    -    Centralized purchasing of raw materials and other cost synergies;
    -    Improved resource utilization through manufacturing optimization; and
    -    Greater absorption of fixed costs over an increased revenue base.

  These factors enable us to broaden our product capabilities and enhance customer service while maintaining our cost competitiveness

 * Commitment to Customer Service. We seek to differentiate ourselves from our competitors by emphasizing our wide range of product offerings, consistent product quality, outstanding customer service, and innovative technical solutions for our customers.

 * Diversified Customer Base. We sell our products to approximately 7,000 customers in a broad range of end markets, with no single customer accounting for more than 4% of our 2003 sales. Our top 20 customers represented 25% of our 2003 sales. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 23% of our 2003 sales.
    The packaging market generally experiences faster growth and less cyclicality than the other major markets served by plastics processors.

 * Geographic Presence. Our 47 plants are strategically located in 38 cities throughout the North America and one city in France. The close proximity of our plants to our customers saves shipping costs, reduces delivery times and increases our presence in a variety of markets.

 * Decentralized Management Structure. Our day-to-day operating decisions are made at each of our operating locations. This promotes operating efficiency, timely decision making and effective integration of the businesses we acquire.

  Due to the size and breadth of our operations, we believe we are well positioned to increase our business through new product developments, the continuing  substitution  of  thermoplastics  for  wood,  metal  and  fiberglass applications, and selective acquisitions. We call our new products Alloy Plastics and the substitution process Product Transformations, and additional information regarding these items is covered in the Operating Philosophy section that follows on the next page. Significant acquisitions completed over the last five years are summarized below:
Date Acquired    Business Acquired              Products / Segments
January 1999     Lustro    Plastics,    Company Extruded   Sheet    &
                 L.L.C.                         Rollstock
May 1999         Alltrista Plastic Packaging    Extruded Sheet &
                 Company                        Rollstock
                    Division of Alltrista
                 Corporation
October 1999     Accura Molding Company Ltd.    Injection Molded
                                                Products
October 1999     OS Plastics, Division of       Extruded Sheet &
                 Innocan                        Rollstock
                    Capital Inc.
October 1999     Geoplast PVC Division of RAE   Profile Products
                    Capital Corp.
December 1999    Allied Resinous Products,      Extruded Sheet &
                 Inc.                           Rollstock
February 2000    Uniroyal Technology            Extruded Sheet &
                 Corporation's                  Rollstock
                    High Performance Plastics     and Cell Cast
                                                Acrylic
October 2000     Alshin Tire Corporation        Injection Molded
                                                Products
June 2002        GWB Plastics Holding Co.       Color & Specialty
                                                Compounds
March 2003       Polymer Extruded Products      Film & Extruded
                                                Sheet
September 2003   TriEnda Division of Wilbert,   Extruded Sheet &
                 Inc.                           Rollstock

   In January 2004 we acquired the sheet extrusion assets of Quality Plastic Sheet, LLC for a price of $2.0 million and entered into a long-term supply contract with QPS' largest customer, representing approximately 6 million pounds of business annually.

    As a result of our acquisitions, we have been able to enhance our market position, aggressively develop new and diverse products, achieve synergies and operating leverage, expand our geographic presence into 47 plants in 39 cities, and diversify our customer base, all of which help us to better serve our customers by having the ability to offer them broader product capabilities while being more cost-competitive.

   Further information with respect to Spartech's recent acquisition activity is set forth in Note (2) to the Consolidated Financial Statements on page 24 of the 2003 Annual Report to Shareholders, attached as Exhibit 13.

Our Operating Philosophy

   We developed our current strategic vision in the early 1990's, as we began to capitalize on our core manufacturing competencies and take advantage of the growth opportunities in the consolidating plastics industry. Today, our "Focused Growth" and "Continuous Improvement" strategies further support our commitment to generate value for our customers, stockholders and employees.

Focused Growth Strategy-We call the initiatives under our focused growth strategy the Four Cornerstones for Growth, which focuses on balanced revenue growth both through internal means - new product developments, product transformation initiatives and business partnerships - and through strategic acquisitions and other new investments. The four elements of this growth strategy are:

* Business Partnerships. We are committed to building business partnerships that provide long-term growth opportunities and enhance customer relationships. We regularly partners with customers and resin suppliers to develop improvementsin order to offer custom engineered products which have significantly contributed to strengthening our position in the intermediary processor segment of the plastics industry. These partnerships offer direct and indirect benefits to us and our customers by broadening product lines, lowering the cost of technological efforts, and expanding our opportunities in new markets. In an effort to exceed customer expectations, we have designed several continuous improvement initiatives such as the "Total Transaction Quality,"
  "Growth Through Training" and "Total Customer Satisfaction" programs.
  These programs involve customer contact and survey processes, ISO9000 and QS9000 quality system certifications, customer training offerings, and quality management reviews.

* Strategic Expansions. As a result of our size and breadth of operations, we believe that we are well positioned for continued expansion through selective acquisitions  in  the  consolidating intermediary processor
  of  the  plastics industry.   In  evaluating acquisition opportunities,
  we  target  acquisition candidates  that:   (i)  add complementary product
  lines  (with  emphasis  on
  companies producing specialty or value-added thermoplastic products) or serve new markets; (ii) increase geographic presence or market penetration;
  and (iii) provide operational synergies in purchasing, production and customer service.
  In addition, trends and developments in the industry have promoted the opportunity for outsourcing transactions whereby customers or other third parties look to sell their non-core operations/equipment to intermediary processors such as us to supply their plastics products. We have has also expanded or constructed new facilities to increase our capacity for new market growth.

* Product Transformations. Product Transformations are applications that result from the ongoing transition of products previously manufactured from traditional materials (such as wood, metal or fiberglass) into higher performing and less expensive recyclable thermoplastics.
  Product Transformations are a key element  of our internal growth.
  Since 1995, we have participated in over  300
  Product   Transformations.   In  2003  alone,  we  completed  72  new  Product
  Transformations. A key element of our internal growth is the ongoing transition of products previously made from wood, metal or fiberglass to higher performing and less expensive recyclable thermoplastics.
  The Company is the market leader in  custom  sheet  and rollstock, where the transformation  process  has  been
  accelerating.   Sizable metal, glass and fiberglass specialty  components  are being  replaced by thermoplastics in the sign & advertising and transportation
  markets.   We  utilize  the experience of our sales and production  personnel, partnerships with suppliers, and relationships with customers to identify and develop new applications for our products. Product Transformations have been a key contributor to our internal growth rates. Penetration of plastics into the appliance & electronics, automotive, building & construction, recreation & leisure, and packaging markets continues to expand the opportunities for Product Transformations.

*     Alloy  Plastics.   We aggressively develop new proprietary  products  that
  combine advanced-engineered thermoplastic compounds and additives with new manufacturing techniques implemented by experienced operating personnel, which we call "Alloy Plastics". Alloy Plastics represent advancements in formulation and production technologies, such as the ability to extrude new products that combine the virtues of several polymers into a single sheet or to create new specialty compounds by adding fillers such as talc, calcium carbonate and glass fibers to base resins. All of our Alloy Plastics represent new proprietary products which offer end-product manufacturers a variety of solutions for the design of high performance and environmentally-friendly products with cost efficient benefits.

Our Continuous Improvement Strategy-Our Continuous Improvement Strategy, under our Pyramids of Performance initiatives, focuses Spartech on continuous improvement in production efficiency, communication and accountability. The three components of this strategy are:

* Pyramid of Productivity/Lean. Combines Supply Chain Management, Lean Manufacturing, and Results-Driven Communication efforts to enhance earnings through continuous improvements at each of our 47 operations. Over 120 cross-functional teams throughout all our facilities work on generating productivity improvements, eliminating waste and identifying process efficiencies. Annually, we recognize our five best "Champion Teams" at our Annual Awards Meeting.

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

* Pyramid of Accountability. Stresses trust, performance, and responsibility in order for us to be able to count on people to keep performance commitments and communication agreements. The goal is to strengthen the Accountability Culture through clear intentions, interlocking ownership, effective execution, elimination of dysfunctional habits, responsive recovery, and measuring results.
  It is designed for everyone to achieve a level of awareness that the business as a whole is more important than any single function or level in the Company.



In addition to these Focused Growth and Continuous Improvement Strategies, we recently implemented our Pillars of Leadership effort and our Creating Positive Change initiative. Under our Pillars of Leadership effort, we are training employees to be creative, decisive, and motivational. The Creating Positive Change initiative relied upon these skills in implementing several phases to improve certain aspects of our business and streamline our operations. These phases included the closing of eleven operating facilities, the sale of three molded & profile operating plants, and selling, general and administrative cost reduction measures. We believe that our continuing Pillars of Leadership effort and our Pyramid of Productivity teams will drive additional improvements and positive changes in our operations and production process.


Operating Segments

   We operate our 47 production facilities in North America and Europe in three segments: Custom Sheet & Rollstock, Color & Specialty Compounds, and Molded & Profile Products.

Custom Sheet & Rollstock-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate expenses) of the Custom Sheet & Rollstock segment for fiscal years 2003, 2002 and 2001 were as follows:

                                         Fiscal Year
                             2003            2002           2001
                                        (in millions)
     Net Sales              $628.5      $600.5         $621.9
     Operating Earnings     $  63.1     $  62.3        $  66.6

* Products. This segment, operating under the names Spartech Plastics, Spartech Polycast and Spartech PEP, processes a variety of materials into single/multilayer sheets or rollstock, cell cast acrylic and specialty film laminates or acetates on a custom basis for end product manufacturers. The segment's products are utilized in several end markets including packaging, aerospace, transportation, building & construction, recreation, and sign/advertising. Most of the segment's customers form, cut, stretch or trim their plastic sheet for these various end uses.

* New Product Development. This segment is actively involved in the development of Alloy Plastics. These products include engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. They offer end-product manufacturers a variety of solutions to design high performance (such as light weight, weatherable, formable/shapeable, high gloss/non-painted and durable) and environmentally-friendly products with cost effective benefits. The Company currently offers 44 such Alloy Plastics, nine of which were introduced in April 2003.

* Manufacturing and Production. This segment operates 26 facilities in North America. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. We extrude a wide variety of plastic resins,including ABS (acrylonitrile butadiene styrene), polycarbonate, polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC
  (polyvinyl chloride) and PETG (polyethylene terephthalate glycol).

     Spartech Plastics produces extruded plastic sheet and rollstock of up to seven layers using a multi-extrusion process. This process combines materials in distinct layers as they are extruded through a die into sheet form, providing improved and sometimes unique properties compared to single layer extrusions. More than half of our plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, we will coat a plastic sheet or laminate sheets together to achieve performance characteristics desired by our customers for particular applications.

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

     Spartech PEP manufactures weatherable film laminates and cellulose specialty extruded products. Spartech PEP manufactures its weatherable film laminates through an extruded film process which produces films as thin as .0015 inches and as wide as ten feet, and cellulose specialty products through a flat die casting process which produces films as thin as .0075 inches and as wide as 60 inches. Certain cellulose products are then pressed and polished using large hydraulic presses which produces transparent sheeting of high optical quality.

*     Marketing,  Sales  and  Distribution.   The  custom  sheet  and  rollstock
  extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each production facility. This is due to shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The cell cast acrylic, outdoor sign, and spa markets, however, are more national in scope.

* We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. During 2003, we sold products of the Custom Sheet & Rollstock segment to over 3,500 customers, including Sub-Zero Freezer Company, The ConAgra Brands, Inc., Jacuzzi Incorporated, Igloo Corporation, Textron, Inc. and Newell-Rubbermaid.

*     Competition.   The Custom Sheet & Rollstock processing segment  is  highly competitive. Since the Company manufactures a wide variety of products, we compete in different areas with many other companies. We compete generally on the basis of price, product performance, and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, achieve production efficiencies to process the products profitably and provide new product solutions to customer applications.
  Some of our primary competitors in the Custom Sheet & Rollstock segment are CYRO Industries, Kama Corp., Primex Plastics Corporation, VPI, LLC, and Klockner-Pentaplast of
  America, Inc. We believe we compete effectively with these companies in each of these key areas.


Color & Specialty Compounds-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate expenses) of the Color & Specialty Compounds segment for fiscal years 2003, 2002 and 2001 were as follows:

                                            Fiscal Year
                              2003            2002              2001
                                           (in millions)
     Net Sales               $263.0          $235.7            $227.8
     Operating Earnings     $  21.0          $  25.7           $  24.8

* Products - The Color & Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, and calendered film for a large group of manufacturing customers who produce consumer appliance components, lawn & garden equipment, food & medical packaging, vehicle components, and numerous other products. The segment operates under three business names:

     - Spartech Polycom produces its own line of proprietary compounds & color concentrates and also provides toll compounding services for engineered resins, flame retardants and other specialty compounds.

     - Spartech Color, the largest color supplier in Canada, is focused on service-oriented color concentrate applications for film and molding.

     - Spartech Vy-Cal Plastics operates a vinyl calender, supplying finished PVC film to manufacturers of such products as loose-leaf binders, decorator-grade wall coverings, and packaging products for the medical industry.

     Customers of the Color & Specialty Compounds segment range from major integrated manufacturers to sole-proprietor subcontractors that use injection molding, extrusion, blow molding and blown & cast film processes.

*     New  Product  Development.   This  segment  has  well-equipped  laboratory
  facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. We create new specialty compounds by adding fillers and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally-friendly products on a cost-efficient basis.
  In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and additives.
  The ReinForce GRPP(glass-reinforced polypropylene) product introduced in 2001 was the first new product of the Color & Specialty Compound group that was marketed as an Alloy Plastic.

* Manufacturing and Production. This segment operates 13 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS, TPO's, and PVC. We also use colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then normally fed into an extruder and formed into pellets.

* Marketing, Sales and Distribution. The Company generates most of the Color & Specialty Compounds segment's sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment's products principally through its own sales force, but also uses independent sales representatives. During 2003, the Company sold products of the Color & Specialty Compounds segment to over 2,100 customers, including the Solo Cup Company, DaimlerChrysler, Igloo Corporation and Pactiv Corporation.

* Competition. The Color & Specialty Compounds processing segment is highly competitive. We compete with some companies which are much larger than we are and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do.
  We compete generally on  the  basis of price, product performance and customer
  service.   Important competitive factors in each of our businesses include the ability to  manufacture
  consistently to required quality levels, meet demanding delivery times, provide technical support, and achieve production efficiencies to process the products profitably. Some of our primary competitors in the Color
  & Specialty Compounds segment are Ampacet Corporation, AMETEK Westchester Plastics, A. Schulman, Inc., Ferro Corp., PolyOne Corporation,
  RheTech, Inc., and Washington Penn  Plastic
  Co., Inc. We believe we compete effectively with these companies in each of these key areas.


Molded & Profile Products-Net sales and operating earnings (consisting of earnings before interest, taxes, and corporate expenses) of the Molded and Profile Products segment for fiscal 2003, 2002 and 2001 were as follows:

                                            Fiscal Year
                             2003             2002              2001
                                           (in millions)
     Net Sales               $64.6            $62.1             $87.4
     Operating Earnings     $  5.4           $  3.5            $  8.6

*     Products.   Our  Molded & Profile Products segment manufactures  injection molded and profile extruded products for a large group of intermediate and end-user customers. The segment operates under four business names:

    - Spartech Industries produces plastic tire and wheel assemblies for the medical, lawn & garden, refuse container and toy markets, and high performance molded urethane tires for the medical, material handling, lawn & garden, and recreational product applications. We also produce various injection molded and profile extruded products that complement the wheels and tire offerings.

    - Spartech Profiles manufactures products for various industries, including window frames and fencing for the building and construction markets.

    - Spartech Marine specializes in the fabrication of acrylic and other custom products used in high end marine applications.

    - Spartech Townsend manufactures acrylic rods and tubes used primarily in display, household and medical applications.

*      New   Product  Development.   This  segment  brings  unique,   recognized
  capabilities to our customers such as patented tread-cap wheel technologies and special fabrication of profile products. In addition, this segment's creativity, engineering and design principles enable us to effectively respond to customer needs in the niche markets in which we participate.

* Manufacturing and Production. This segment operates seven manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded and profile products are acrylics, polyethylene, polypropylene, and PVC. Our products in this segment are generally manufactured either through injection molding or profile extrusion processes.

*     Marketing, Sales and Distribution.  Spartech Industries-Custom  Engineered
  Wheels  operations  markets its products throughout North  America.   Spartech
  Profiles markets its custom profile products throughout North America. Spartech Marine markets its fabricated acrylic products throughout
  North  America.
  Spartech Townsend markets its acrylic rods and tubes throughout North America. We sell the segment's products principally through our own sales force, but also use independent sales representatives and wholesale distributors. During 2003, we sold products of the Molded & Profile Products segment to approximately 1,000 customers, including MTD Products, Honda, Invacare, and Brentwood Industries.

* Competition. The Molded & Profile Products processing segment is highly competitive and highly fragmented. Since we manufacture a wide variety of products, we compete in different areas with many other companies, some of which are much larger than we are and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We generally compete on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, and provide new product offerings.
  Some of our primary competitors in the Molded & Profile Products segment are Ace Products, Inc., Bunzl Extrusion, Inc., Kik Tire, Inc.,
  Flex Technologies, Inc., Royal Group Technologies Limited, and Trintex Corporation. We believe we compete effectively with these companies in each of these key areas.

Raw Materials

    We  use  large  amounts  of  various plastic  resins  in  our  manufacturing processes. These resins are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. Our raw materials are only somewhat affected by supply, demand and price trends in the petroleum industry. However, trends in pricing, periods of anticipated or actual shortages, and changes in supplier capacities can have more significant impact on the cost of our raw materials over the short term. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries
resulted  in  unusually  high pricing pressures during  2003.   These  pressures
resulted in dramatic increases in the prices of our raw materials. In prior years, we were able to minimize the impact of such price increases in raw material costs by controlling our inventory levels, increasing production efficiencies, passing through price changes to customers and negotiating competitive prices with our suppliers. Pricing changes through 2003 have been more difficult for us to manage and have negatively affected our operating margins in fiscal 2003. Resin pricing pressures started to ease by the end of the second quarter of fiscal 2003 and continued to stabilize through the end of 2003, however, the volatility and direction of future pricing changes is uncertain. We seek to maintain operating profit by matching cost increases with corresponding price increases and have generally been successful in doing so. We conduct business with most of the major resin manufacturers and have enjoyed good relationships with such suppliers over the past several years. We have been able to adequately obtain all of our required raw materials to date and expects to be able to continue to satisfy our requirements in the foreseeable future. Variability in pricing and changes in supply and demand of particular resins at any given time are risks that we have to manage in maintaining our operating profitability.

     We manage our principal purchasing contracts through our corporate headquarters in St. Louis, Missouri in order to realize the benefits of volume purchasing and centralized management of the effects of supplier price changes to be a low-cost producer for our customers. Since we are a custom manufacturer, we do not typically hedge our purchases of materials, we build little product for inventory, and we have a short backlog of orders at any point in time. We have also implemented a centralized program to aggressively manage our inventory levels. However, we will pre-purchase inventory when significant price increases are predicted to manage the future impact of rising prices.

Seasonality

    Our sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of our various customers in each region.


Backlog

    We estimate that the total dollar volume of our backlog as of November 1, 2003 and November 2, 2002 was approximately $92.9 million and $83.3 million, respectively, which represents approximately five weeks of production for 2003 and 2002.


Employees

    Our  total  number  of  employees is approximately 3,325.  There  are  2,615 production personnel at our 47 facilities, approximately 40% of whom are union employees covered by several collective bargaining agreements. We consider our employee relations to be good. Management personnel total approximately 710 supervisory/clerical employees, none of whom are unionized.


Government Regulation and Environmental Matters

    The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws. The Company is subject to federal, state, local and non-U.S. laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. The Company has not incurred significant expenditures in order to comply with such laws and regulations. In September 2003, the New Jersey Department of Environmental Protection Agency issued a directive and the United States Environmental
Protection Agency initiated an investigation related to over 70 companies, including Spartech, regarding the Lower Passaic River. We expect that an environmental study will be conducted to determine the extent and sources of contamination at this site. We believe it is possible that the ultimate liability from this issue could materially differ from the Company's $375,000 accrual as of November 1, 2003. In the event of one or more adverse determinations related to this issue, the impact on the Company's results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position. The ability to obtain permits in order to conduct our business and the need to maintain the various laws and regulations related to our business are risks that require constant monitoring from our operating managers.


International Operations

   Information regarding our operations in its geographic segments is located in Note (14) to the Consolidated Financial Statements on page 30 of the 2003 Annual Report to Shareholders, attached hereto as Exhibit 13 and incorporated by reference. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

Internet Access
    Spartech's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company's website on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed directly as follows: www.spartech.com, Investor Relations, SEC Filings & Sec.16 Forms.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years

       Name          Age  Current Office, and Prior Positions and Employment
Bradley B. Buechler   55  Chairman of the Board (since March 1999),
                          President (since 1987) and Chief Executive Officer
                          (since 1991).  Mr. Buechler, a CPA, was with
                          Arthur Andersen LLP before the commencement of his
                          employment with the Company in 1981.
George A. Abd         40  Executive Vice President, Color & Specialty
                          Compounds (since September 2000); Vice President
                          of Compounding for the Company's Spartech Polycom
                          Division from March 1998 to September 2000.  Mr.
                          Abd held various positions with Polycom Huntsman,
                          Inc for eleven years prior to its acquisition by
                          the Company in March 1998.
Randy C. Martin       41  Executive Vice President (since September 2000)
                          and Chief Financial Officer (since May 1996);
                          Corporate Controller from 1995 to May 1996; Vice
                          President, Finance from May 1996 to September
                          2000.  Mr. Martin, a CPA and CMA, was with KPMG
                          Peat Marwick LLP for eleven years before joining
                          the Company in 1995.
David G. Pocost       42  Executive Vice President, Extruded Sheet and
                          Profile Products (since September 2000); Director
                          of Quality & Environmental Affairs from 1994 to
                          December 1996; Vice President, Quality & MIS from
                          December 1996 to September 1998, and Vice
                          President, Engineering, Quality & MIS from
                          September 1998 to September 2000.  Mr. Pocost was
                          previously with Moog Automotive as Division
                          Quality Assurance Manager and Senior Materials
                          Engineer for eight years.
Jeffrey D. Fisher     55  Vice President and General Counsel (since July
                          1999); and Secretary (since September 2000).  Mr.
                          Fisher, an attorney, was with the law firm of
                          Armstrong Teasdale LLP for 24 years, the last 17
                          years as a partner, before joining the Company in
                          July 1999.
Phillip M. Karig      47  Vice President-Purchasing and Supply Chain
                          Management (since September 2001), Director of
                          Purchasing from February 2000 to September 2001.
                          Mr. Karig was with Uniroyal Technology Corporation
                          for 12 years in various purchasing, logistics, and
                          materials management positions before joining the
                          Company in February 2000.
William F. Phillips   56  Vice President - National Sales Accounts (since
                          December 2002), Director of Marketing from July
                          1998 to December 2002.  Mr. Phillips also held
                          various sales management positions with the
                          Company from March 1989 to July 1998.
Jeffrey C. Blessing   33  Corporate Controller (since August 2000),
                          Assistant Corporate Controller from December 1998 to August 2000, Division Controller Spartech
                          Plastics - Central Region from 1996 to 1998.  Mr.
                          Blessing, a CPA, also held various corporate office accounting positions for the Company from 1993 to 1996.

Item 2.   PROPERTIES

    The Company operates in plants and offices aggregating approximately 3,985,000 square feet of space. Approximately 1,601,000 square feet of plant and office space is leased with the remaining 2,384,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Custom Sheet & Rollstock
Location        Description        Size in Square Feet   Owned/Leased
Arlington, TX   Extrusion plant &        120,000         Leased
                offices
Atlanta, GA     Extrusion plant &         85,000         Leased
                offices
Cape            Extrusion plant &        100,000         Owned
Girardeau, MO   offices
Clare, MI       Extrusion plant &         27,000         Owned
                offices
Evanston, IL    Extrusion plant &        129,000         Leased
                offices
Greenville, OH  Extrusion plant &         80,000         Owned
                offices
                                          13,000         Leased
Hackensack, NJ  Cast acrylic              81,000         Leased
                plant & offices
La Mirada, CA   Extrusion plant &         64,000         Leased
                offices
Mankato, MN     Extrusion plant &         38,000         Owned
                offices
                                          57,000         Leased
McMinnville,    Extrusion plant &         40,000         Owned
OR              offices
Muncie, IN      Extrusion plant &        177,000         Owned
                offices
Newark, NJ      Extrusion plant &         59,000         Owned
                offices
Paulding, OH    Extrusion plant           71,000         Owned
                & offices
                                          69,000         Leased
Phoenix, AZ     Cast acrylic &            33,000         Leased
                offices
Portage, WI     Extrusion plant &        113,000         Owned
                offices
                                          47,000         Leased
Portage, WI     Extrusion plant           75,000         Leased
Ramos  Arizpe,  Extrusion plant &         55,000         Owned
Mexico          offices
Redlands, CA    Extrusion plant &         60,000         Owned
                offices
Richmond, IN    Extrusion plant &         54,000         Owned
                offices
                                          64,000         Leased
Stamford, CT    Cast acrylic &            80,000         Leased
                offices
                                          7,000          Leased
Taylorville,    Extrusion plant &         39,000         Owned
IL              offices
                                          5,000          Leased
Warsaw, IN      Extrusion plant &        226,000         Owned
                offices
                                         135,000         Leased
Wichita, KS     Extrusion plant &         62,000         Owned
                offices
                                         120,000         Leased
Cornwall #1,    Extrusion plant &         38,000         Leased
Ontario         offices
Cornwall #2,    Extrusion plant &         64,000         Leased
Ontario         offices
Granby, Quebec  Extrusion plant &         65,000         Owned
                offices
                                        2,552,000





Color & Specialty Compounds

Location         Description           Size in Square Feet  Owned/Leased
Arlington, TX    Compounding plant &         112,000        Leased
                 offices
Atlanta, GA      Compounding sales            5,000         Leased
                 office
Cape Girardeau,  Compounding plant &          56,000        Owned
MO               offices
                                              60,000        Leased
Conneaut, OH     Compounding plant &          94,000        Owned
                 offices
Conshohocken,    Calendering plant &          42,000        Owned
PA               offices
Donora #1, PA    Compounding plant &         142,000        Owned
                 offices
Donora #2, PA    Compounding plant &          88,000        Owned
                 offices
Kearny, NJ       Compounding plant &          57,000        Owned
                 offices
Lake Charles,    Compounding plant &          55,000        Owned
LA               offices
Lockport, NY     Compounding plant &          45,000        Owned
                 offices
Ramos Arizpe,    Compounding plant &          55,000        Owned
Mexico           offices
St. Clair, MI    Compounding plant &          71,000        Owned
                 offices
Stratford,       Color plant &                66,000        Owned
Ontario          offices
                                              25,000        Leased
Donchery,        Compounding plant &          30,000        Owned
France           offices

                                            1,003,000

Molded & Profile Products

Location        Description           Size in Square Feet   Owned/Leased
Des Moines, IA  Cast acrylic plant &         53,000         Owned
                offices
El Monte, CA    Profile plant &              63,000         Leased
                offices
Rancho          Injection molding            17,000         Leased
Cucamonga, CA   plant
Rockledge, FL   Marine products             112,000         Leased
                plant
Tupelo, MS      Injection molding            54,000         Leased
                plant
Warsaw, Indiana Injection molding            41,000         Owned
                plant & offices
Winnipeg,       Profile plant &              62,000         Owned
Manitoba        offices
                                            402,000


    In addition, the Company leases office facilities for its world headquarters
in   St.   Louis,  Missouri  and  for  administrative  offices  in   Washington,
Pennsylvania, the aggregate square footage of which is approximately 28,000.

    The plants located at the premises listed above are equipped with 120 sheet extrusion lines, (69 of which run multi-layered materials), 28 casting machines, 45 profile extrusion lines, (12 of which run multi-layered materials), 50 general compounding lines, 9 color compounding lines, 29 injection molding machines, a calendering line, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $22 million in fiscal 2004) are adequate for the level of business anticipated in fiscal 2004.


Item 3.   LEGAL PROCEEDINGS

   As discussed under Item 1 - Government Regulations and Environmental Matters, the Company has been notified by environmental agencies that it is a potentially responsible party in connection with the investigation and remediation of an environmental site. The Company believes that its potential continuing liability with respect to this site will not have a material adverse effect on its capital expenditures, financial position, or competitive position. In addition, the Company initiates corrective and preventive environmental projects of its own at its operations. Based on current information and estimates prepared by the Company's environmental engineers and consultants, at November 1, 2003, the Company had adequate accruals to cover current environmental expenditures relating to contaminated sites. The accrual represents the Company's best estimate within its range of estimated costs associated with probable remediation, based upon currently available information. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information and other factors, it is possible that the Company could incur material costs in excess of its accrual at November 1, 2003. The Company's estimate of the liability may be revised as additional information is obtained.

    The Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended November 1, 2003.


                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The information on pages 34, 35, and 37 of the 2003 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 37 of the 2003 Annual Report to Shareholders present the cash dividends declared in fiscal 2002 consisting of four quarterly payments at nine and one-half cents per share and the cash dividends declared in fiscal 2003 consisting of four quarterly payments at ten cents per share. On December 11, 2003, the Company declared a dividend of eleven cents per share payable on January 16, 2004. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.

Item 6.   SELECTED FINANCIAL DATA

   The information on pages 34 and 35 of the 2003 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

    The information on pages 10 through 17 of the 2003 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.
Forward Looking Statements - Statements in this Annual Report that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in the description of the Company's business in
Item 1 and legal proceedings in Item 3, and include statements in "Management's Discussion and Analysis," incorporated herein by reference, about new products and markets benefits, future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.

     Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation and Environmental Matters, and International Operations) included herein on pages 11, 12 and 13 other important factors which have impacted and could impact the Company's operations and results, include:

  (1) the Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions, inability to meet debt obligations when due could impair our ability to finance operations and could result in default;
  (2) the successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. If we are unable to achieve the anticipated synergies, the interest and other expenses from our acquisitions could exceed the net income we derive from the
acquired operations, which could reduce our net income.   However, the Company
continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses; and
  (3) our products are sold in a number of end markets which tend to be cyclical in nature, including transportation, building and construction, bath/pool and spa, and electronics and appliances. A downturn in one or more of these end markets could have a material adverse effect on our sales and operating profit.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At November 1, 2003, we had approximately $27.2 million of debt subject to variable short-term interest rates. Based upon the November 1, 2003 balance, a change of one percent in interest rates would cause a change in net income of approximately $174,000 on an annual basis. We had $352.0 million of fixed rate financings outstanding as of November 1, 2003, including $125.0 million of floating rate debt fixed through November 2004 by an interest rate swap. Interest expense on these fixed rate financings will not be materially affected by changes in interest rates over the next 12 months. In addition, the information on page 22, 23, and 32 of the 2003 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information entitled "Quarterly Financial Information" on page 32 of the
2003  Annual  Report  to  Shareholders,  attached  hereto  as  Exhibit  13,   is
incorporated by reference in response to this item.

    In addition, the financial statements of the Company filed herewith or incorporated by reference are set forth in Item 15 and included in Part IV of this Report.
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Effective  April  30,  2002,  the  Board  of  Directors  of  the  Company,  upon recommendation of its audit committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged Ernst & Young LLP ("Ernst & Young ") to serve as the principal accountant to audit the Company's financial statements for the fiscal year ending November 2, 2002. Andersen audited the Company's financial statements for fiscal year 2001, and had been the Company's principal accountant since 1989.

In connection with its audit for fiscal year 2001, and during the subsequent interim period preceding the engagement of Ernst & Young, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Andersen's report on the financial statements for fiscal year 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years, and during the subsequent interim period preceding the engagement of Ernst & Young LLP, Andersen did not advise, and has not indicated to the Company that it had reason to advise, the Company of any reportable event, as defined in
Item 304(a) of Regulation S-K of the Exchange Act. The Company requested that Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in the Form 8-K filed on May 3, 2002. A copy of the letter from Andersen dated June 11, 2002, stating its agreement with the foregoing disclosures is filed as Exhibit
16.1 to the Form 8-K filed on May 3, 2002.

During the last two fiscal years, and during the subsequent interim period preceding the engagement of Ernst & Young, the Company had not consulted Ernst & Young regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or any other matter that would be required to be reported.


Item 9A.   CONTROLS AND PROCEDURES
Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of November 1, 2003, to provide reasonable assurance of the achievement of these objectives.
Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.
There was no change in the Company's internal control over financial reporting during the quarter ended November 1, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning Directors of the Company contained in the section entitled "Proposal 1: Election of Directors" of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, is incorporated herein by reference in response to this item.

    Information concerning the Executive Officers of the Company is contained on page 14 in Part I of this Report.

    The information concerning Equity Compensation Plans is contained in the section entitled "Equity Plan Compensation Information" of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, and is incorporated herein by reference in response to this item.

    The information regarding the audit committee and audit committee financial expert is contained in the section entitled "Board of Directors and Committees" of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, is incorporated herein by reference in response to this item.

    Spartech has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer, and controller; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on its Internet website. The Company's Code of Ethics may be accessed through its Internet website at www.spartech.com within the Investor Relations/Corporate Governance section of the site.

Item 11.   EXECUTIVE COMPENSATION

    The information contained in the sections entitled "Executive Compensation" and "Compensation of Directors" of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, is incorporated herein by reference in response to this item.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, is incorporated herein by reference in response to this item.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the sections entitled "Proposal 1: Election of Directors," "Executive Compensation" and "Certain Business Relationships and Transactions" of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, is incorporated herein by reference in response to this item.



Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information contained in the section entitled "Fees Paid to Auditors," of the Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission on or about January 23, 2004, is incorporated herein by reference in response to this item.

                                     PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Financial Statements and Financial Statement Schedules

   The following financial statements and financial statement schedules are incorporated by reference from the 2003 Annual Report to Shareholders, to be filed with the Commission on or about January 16, 2004, and/or filed as part of this Form 10-K:

                                                              Page
                                                              Annual Report to
                                                              Shareholders
                                                Form 10-K

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

   (b)   Reports on Form 8-K

   The Company filed a Form 8-K dated August 28, 2003 to furnish the press release announcing fiscal 2003 third quarter financial results.

   The Company filed a Form 8-K dated August 15, 2003 to furnish the press release providing guidance for fiscal 2003 third quarter financial results.

   (c)   Exhibits

   The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

     3.1(1)    Restated Certificate of Incorporation
     3.2(2)    Amended and Restated By-Laws
     4(3) Rights Agreement dated April 2, 2001 between Spartech Corporation and
          Mellon Investor Services LLC, as Rights Agent

   10.1(4)     Amended and Restated Employment Agreement dated November 1, 2002, between Bradley B. Buechler and Spartech Corporation
   10.2(5)     Transition Agreement and Consulting Agreement dated August 3,
          2000, between David B. Mueller and Spartech Corporation
   10.3(6)     Employment Agreement dated January 1, 2003 between Randy C.
          Martin and Spartech Corporation
   10.4(7)     Employment Agreement dated January 1, 2003 between David G.
          Pocost and Spartech Corporation
   10.6        Employment Agreement dated December 10, 2003 between George A.
          Abd and Spartech Corporation
   10.7 Employment Agreement dated January 1, 2003 between Phillip Karig and Spartech Corporation
   10.8(8)     Spartech Corporation 2001 Stock Option Plan dated December 6,
          2000
   10.9(9)     Employment Agreement dated July 1, 2002 between William F.
          Phillips and Spartech Corporation
  10.10(10)    Form of Indemnification Agreement entered into between Spartech
          Corporation and each of its officers and directors as of November 1, 2002 (December 12, 2002 as to William F. Phillips).
   10.11 Employment Agreement dated December 1, 2003 between Jeffrey D. Fisher and Spartech Corporation
   13     Pages 10 through 35 and 37 of 2003 Annual Report to Shareholders
16.1(11) Letter from Arthur Andersen, LLP to the Securities and Exchange Commission dated May 3, 2002
   21     Subsidiaries of Registrant
   23.1   Consent of Independent Auditors
   23.2   Information Regarding Consent of Arthur Andersen LLP
   24     Powers of Attorney
   31  Certifications pursuant to Exchange Act Rule 13a-14(a)
   32  Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C.
Section 1350


   Notes to Exhibits
   (1) Filed as Exhibit 3.1 to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
   (2) Filed as Exhibit 4.2 to the Company's Form S-3 filed with the Commission on October 14, 2003 and incorporated herein by reference.
   (3) Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.
   (4) Filed as Exhibit 10.1 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
   (5) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 19, 2001 and incorporated herein by reference.
   (6) Filed as Exhibit 10.3 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
   (7) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
   (8) Filed as Exhibit 4 to the Company's Form S-8 filed with the Commission on May 7, 2001 and incorporated herein by reference.
   (9) Filed as Exhibit 10.9 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
   (10) Filed as Exhibit 10.10 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
   (11) Filed as Exhibit 16.1to the Company's Form 8-K filed with the Commission on May 3, 2002 and incorporated herein by reference.

SIGNATURES

    Pursuant  to  the  requirements of Section 13 or  15(d)  of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 16, 2004                              By: /s/Bradley B. Buechler
          (Date)                                Bradley B. Buechler
                                                Chairman, President and Chief
                                                Executive Officer

    Pursuant  to the requirements of the Securities Exchange Act of  1934,  this report  has  been  signed  below  by the following  persons  on  behalf  of  the
Registrant and in the capacities and on the date indicated.
   DATE                  SIGNATURES                    TITLE

January 16, 2004         /s/Bradley B. Buechler   Chairman, President, Chief
                           Bradley  B.  Buechler       Executive  Officer,   and
Director
                                                  (Principal Executive Officer)

January  16,  2004          /s/ Randy C. Martin      Executive  Vice  President,
Chief
                         Randy C. Martin          Financial Officer and Director
                                                    (Principal   Financial   and
Accounting
                                                  Officer)

January 16, 2004         /S/ Ralph B. Andy*       Director
                         Ralph B. Andy

January 16, 2004         /S/Lloyd E. Campbell*    Director
                         Lloyd E. Campbell

January 16, 2004         /S/ Walter J. Klein*     Director
                         Walter J. Klein


January 16, 2004         /S/ Calvin J. O'Connor*  Director
                         Calvin J. O'Connor

January 16, 2004         /S/ Jackson W. Robinson* Director
                         Jackson W. Robinson

January 16, 2004         /S/ Richard B. Scherrer*      Director
                         Richard B. Scherrer

January 16, 2004         /S/Craig A. Wolfanger*   Director
                         Craig A. Wolfanger


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



                                                  /s/Bradley B. Buechler
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact




                    REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Spartech Corporation:


We have audited the consolidated financial statements of Spartech Corporation as of November 1, 2003, and for the year then ended, and have issued our report thereon dated December 11, 2003 (included in Spartech Corporation's 2002 Annual Report to Shareholders and incorporated by reference in this Form 10-K). Our audit also included the financial statement schedule for the year ended November 1, 2003 listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 11, 2003


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

/s/ ARTHUR ANDERSEN LLP
St. Louis, Missouri
December 6, 2001

                                       F-1


                      SPARTECH CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR FISCAL YEARS ENDED 2003, 2002, AND 2001.
                             (Dollars in thousands)



                   BALANCE AT     ADDITIONS AND
                  BEGINNING OF  CHARGES TO COSTS               BALANCE AT
  DESCRIPTION        PERIOD       AND EXPENSES    WRITE-OFFS     END OF
                                                                 PERIOD

November 1, 2003
   Allowance for    $  4,058        $  1,132      $  (1,454)    $  3,737
      Doubtful
Accounts

November 2,
2002:               $  3,957        $  2,935      $  (2,834)    $  4,058
   Allowance for
      Doubtful
Accounts

November 3,
2001:               $  3,627        $  2,801      $  (2,471)    $  3,957
   Allowance for
      Doubtful
Accounts



    Fiscal years 2001, 2002 and 2003 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of GWB Plastics Holding Co. in June 2002 and Polymer Extruded Products in April 2003.













                                       F-2