Form 10-Q
period 2004-01-31
SPARTECH CORP
filed 2004-03-04
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 2004

                                    or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   x                                      No

     Number of shares outstanding as of January 31, 2004:

     Common Stock, $.75 par value per share           29,444,899



                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                             January 31, 2004



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of January 31, 2004 and November 1, 2003       3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter ended
          January 31, 2004 and February 1, 2003             4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter ended
          January 31, 2004 and February 1, 2003             5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS   11


PART II.  OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                21

SIGNATURES
22

CERTIFICATIONS                                             23
                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                          (Dollars in thousands)

                                  ASSETS
                                          Jan. 31, 2004
                                           (unaudited)    Nov. 1, 2003
Current Assets
  Cash and equivalents                       $  4,130        $  3,779
  Receivables, net                            147,069         149,546
  Inventories                                 113,874          99,671
  Prepaids and other                           10,896          11,052
                                             --------        --------
     Total Current Assets                     275,969         264,048

Property, plant and equipment                 465,509         457,732
  Less accumulated depreciation               181,908         173,808
                                              -------         -------
     Net Property, Plant and Equipment        283,601         283,924

Goodwill                                      334,392         334,392
Other Intangible Assets                        25,031          24,974
Other Assets                                   14,155          13,250
                                             --------        --------
                                             $933,148        $920,588
                                             ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 32,991       $  32,991
  Accounts payable                             88,942          97,586
  Accrued liabilities                          33,936          35,178
                                              -------         -------
     Total Current Liabilities                155,869         165,755

Convertible subordinated debentures           154,639         154,639
Other long-term debt, less current maturities 210,046         196,189
                                              -------         -------
  Total Long-Term Debt                        364,685         350,828

Deferred Taxes                                 80,191          78,568
Other Long-Term Liabilities                     3,623           3,079
                                              -------         -------
     Total Long-Term Liabilities              448,499         432,475

Shareholders' Equity
  Common stock, 30,460,682
     shares issued in 2004 and 2003            22,846          22,846
  Contributed capital                         138,658         139,243
  Retained earnings                           196,388         191,912
Treasury stock, at cost, 1,015,783 shares
     in 2004 and 1,108,381 shares in 2003    (24,811)        (27,142)
  Accumulated other comprehensive loss        (4,301)         (4,501)
                                             --------        --------
     Total Shareholders' Equity               328,780         322,358
                                             --------        --------
                                             $933,148        $920,588
                                             ========        ========

See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
        (Unaudited and dollars in thousands, except per share data)


                                                  QUARTER ENDED
                                           Jan. 31, 2004  Feb. 1, 2003

Net Sales                                    $241,463        $213,700

Costs and Expenses
  Cost of sales                               208,040         184,470
  Selling and administrative                   14,030          12,995
  Amortization of intangibles                     594             492
                                              -------         -------
                                              222,664         197,957

Operating Earnings                             18,799          15,743
  Interest                                      6,330           6,106
                                              -------         -------
Earnings Before Income Taxes                   12,469           9,637
  Income taxes                                  4,763           3,479
                                              -------         -------
Net Earnings                                 $  7,706         $ 6,158
                                             ========         =======


Net Earnings Per Common Share:

  Basic                                      $    .26        $    .21
                                             ========        ========
  Diluted                                    $    .26        $    .21
                                             ========        ========

Dividends Per Common Share                   $    .11        $    .10
                                             ========        ========


See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           Jan. 31, 2004  Feb. 1, 2003

Cash Flows from Operating Activities
  Net earnings                               $  7,706       $  6,158
  Adjustments to reconcile net earnings
     to net cash (used for)/provided by
     operating activities:
       Depreciation and amortization            8,335          7,714
       Change in current assets and
          liabilities, net of the effects
          of acquisitions                     (19,901)       (16,343)
  Other, net                                      592          1,366
                                              --------       -------
     Net cash used for operating activities    (3,268)        (1,105)

Cash Flows from Investing Activities
  Capital expenditures                        (5,231)         (4,589)
  Business acquisition                        (1,515)               -
  Outsourcing acquisition                     (2,150)               -
                                              -------         -------
     Net cash used for investing activities   (8,896)         (4,589)
                                             --------         -------
Cash Flows from Financing Activities
  Bank borrowings for acquisitions              3,665               -
  Net borrowings on revolving
     credit facilities                         10,278           8,710
  Payments on bonds and leases                   (34)            (51)
  Cash dividends on common stock              (3,229)         (2,925)
  Stock options exercised                       1,798             310
  Treasury stock acquired                         (52)         (1,495)
     Net cash provided by                      ------         -------
       financing activities                    12,426           4,549
                                               ------         -------
  Effect of exchange rate changes on cash
     and equivalents                               89             103
                                               ------         -------
Increase/(Decrease) In Cash and Equivalents       351         (1,042)

Cash and Equivalents at Beginning of Period     3,779           7,511
                                               ------         -------
Cash and Equivalents at End of Period       $   4,130        $  6,469
                                              =======        ========

See accompanying notes to consolidated financial statements.
                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the Company). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 1, 2003 Annual Report on Form 10-K.

      Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at January 31, 2004 and November 1, 2003 are comprised of the following components:

                                               2004            2003
          Raw materials                     $  65,762        $ 57,414
          Finished goods                       48,112          42,257
                                            ---------        --------
                                            $ 113,874        $ 99,671
                                            =========        ========

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE C -Other Intangible Assets

     At January 31, 2004 other intangible assets are as follows:

                        Total other   Accumulated   Net carrying
                         intangible   amortization     amount
                           assets
Amortizable
   Non-compete and          $ 7,540       $ 2,166       $ 5,373
     customer contracts
   Product formulations     $12,030       $ 1,272       $10,758
                            -------       -------       -------
                            $19,570       $ 3,438       $16,131

Not Amortizable
   Trademark/Tradename      $ 8,900       $     -       $ 8,900
                            -------       -------       -------
Total                       $28,470       $ 3,438       $25,031
                            =======       =======       =======

     Amortization expense for our existing other intangible assets over the next five years is estimated to be: $2,412, $2,170, $1,995, $1,558 and $931 for the one year periods from February 1, 2004 to January 31, 2009.


Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended January 31, 2004 and February 1, 2003 is as follows:

                                                   QUARTER ENDED
                                                2004            2003

Net Earnings                                 $  7,706         $  6,158
Foreign currency translation
  adjustments                                    (707)              925
Cash flow hedge adjustments                       907              454
                                             --------         --------
     Total Comprehensive Income              $  7,906         $  7,537
                                             ========         ========

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


Note E - Segment Information

     Spartech's forty-seven facilities are organized into three reportable segments based on the nature of the products manufactured.

                                       Quarter Ended
                               Jan. 31, 2004    Feb. 1, 2003
Net Sales*
  Custom Sheet & Rollstock        $  160,108       $  139,767
  Color & Specialty Compounds         66,525           59,922
  Molded & Profile Products           14,830           14,011
                                  ----------       ----------
     Total Net Sales              $  241,463       $  213,700
                                  ==========       ==========
Operating Earnings
  Custom Sheet & Rollstock        $   15,121       $   12,601
  Color & Specialty Compounds          5,582            5,369
  Molded & Profile Products            1,230              540
  Corporate/Other                     (3,134)          (2,767)
                                  ----------       ----------
     Total Operating Earnings     $   18,799       $   15,743
                                  ==========       ==========

* Excludes intersegment sales of $12,497 in 2004 and $7,104 in 2003 primarily from the Color & Specialty
   Compounds segment


Note F - Stock Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value estimate was computed using the Black-Scholes option-pricing model.

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


                                         Quarter Ended
                                Jan. 31, 2004     Feb. 1, 2003

Net Earnings as Reported                $ 7,706           $ 6,158
Deduct fair value of options              1,717             1,456
   granted

Pro Forma Net Earnings                  $ 5,989           $ 4,702

Diluted Earnings per share:
     As Reported
       Basic                            $   .26           $   .21
       Diluted                          $   .26           $   .21
     Pro forma
       Basic                            $   .20           $   .16
       Diluted                          $   .20           $   .16

Assumptions Used:
     Expected Dividend                       2%                2%
       Yield
     Expected Volatility                    35%               35%
     Risk-Free Interest                    3.7%              3.5%
       Rates
     Expected Lives                   5.5 Years         5.0 Years


Note G - Subsequent Events

  Equity Offering
     Effective February 3, 2004, Spartech completed a common stock offering (priced at $24.00 per share) for 2.7 million shares. Proceeds from the offering (net of expenses) totaled approximately $61 million with approximately $41 million used to pay down debt and $20 million invested in short term investments that will be used to fund future capital expenditures and strategic expansions. After the offering, the Company's common shares outstanding increased by 9.1% to 32,116,063.

  Bank Refinancing
      On March 3, 2004, Spartech refinanced its unsecured bank credit facility providing aggregate availability of $200 million and expiring on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or Eurodollar Rate plus a 0.625% to 1.25% borrowing margin and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facility.

Note H - Recently Issued Accounting Standards

      In December 2003, the FASB issued a revised version of FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which defines when a business should consolidate a variable interest entity. The Company adopted FIN 46R on January 31, 2004. As a result, we no longer consolidate the trusts which were formed solely for the issuance of trust preferred securities to outside investors. The effect of this deconsolidation was to: 1) eliminate the Convertible
Preferred Securities issued by the trusts; 2) record the Convertible Subordinated Debentures issued to the trusts; 3) recognize the Company's equity investment in the common stock of the trusts; and 4) reclassify the distributions on the preferred securities to interest expense on the debentures. The Convertible Subordinated Debentures and equity investments were previously eliminated in consolidation. The debentures, totaling $154.6 million are now included in the Consolidated Condensed Balance Sheet as a separate component of long-term debt and the equity investment of $4.6 million is included in other assets. The adoption of FIN 46R had no impact on the Company's net income or earnings per share. The previous year's financial statements have been restated to reflect the affect of the deconsolidation required by FIN 46R.


Note I - Contingencies

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an investigation related to over 70 companies, including Spartech, regarding the Lower Passaic River. Management expects that an environmental study will be conducted to determine the extent and sources of contamination at this site. Management believes it is possible that the ultimate liability from this issue could materially differ from the Company's $343 accrual as of January 31, 2004. Due to uncertainties inherent in this matter, management is unable to estimate the Company's possible exposure upon the ultimate outcome of this issue. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to Spartech and other parties.

     The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a material adverse effect on the Company's financial position or results of operations.
Items 2 and 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The first quarter of 2004 produced improved results over the first quarter of 2003 as sales increased 13% over the prior year's similar period. Demand increased in nearly every major end-market we serve, resulting in a first quarter record for volume shipped of 317 million pounds. Cost reductions implemented during fiscal 2003 produced lower manufacturing costs during the first quarter, however, increased raw material costs, a reduction in tolling pounds, and other changes in mix of products sold offset nearly all of the benefit. Despite these offsetting costs of sales items, the increased sales level and lower selling and administrative costs results in a 25% improvement in net earnings over the prior year's first quarter. Spartech's financial position remains strong and, while first quarter required working capital investments to support the higher second quarter sales expectations, improving seasonal positive cash flow should support both capital investments and strategic acquisition growth in the balance of the year.

Results of Operations

 (in millions)                   NET SALES          OPERATING EARNINGS
                                        Three Months Ended
Net Sales                   January    February     January    February
                           31, 2004     1, 2003    31, 2004     1, 2003
 Custom Sheet &              $ 160.1      $139.8     $  15.1      $  12.6
 Rollstock
 Color & Specialty              66.5        59.9         5.6          5.4
   Compounds
 Molded & Profile               14.8        14.0         1.2           .5
 Products
 Corporate/Other                   -           -        (3.1)       (2.8)
                             -------     -------     -------      -------
   Total                     $ 241.5     $ 213.7     $  18.8      $  15.7
                             =======     =======     =======      =======

      Net sales for the quarter ended January 31, 2004 represented a 13% increase over the first quarter of 2003. An increase in pounds shipped excluding acquisitions contributed 5% of the growth from the prior year, while acquisitions added another 4% to our sales. Price and mix of products sold accounted for the balance of the sales increase. Increased demand was experienced across each major market led by gains in the transportation and building & construction markets. Backlogs have increased nearly one full week from the fourth quarter of 2003, to about six weeks going into the second quarter.

      Cost of sales were $208.0 million for the quarter ended January 31, 2004, compared with $184.5 million for the corresponding quarter of 2003. Cost of sales as a percentage of net sales of 86.1% improved only slightly from the 86.3% as lower material margins offset reductions in manufacturing costs. Increased resin prices over the prior year, a reduction of tolling business (which includes no material cost for resin) within our Color & Specialty Compounds segment, and other mix changes accounted for the unfavorable material cost comparison to the prior year.
      Selling and administrative expenses were $14.0 million, or 5.8% of sales for the quarter ended January 31, 2004 as compared to $13.0 million or 6.1% of sales in the first quarter of 2003. Selling and administrative expenses increased with the higher sales level, but resulted in a more favorable percentage, benefiting from the change in mix of more non-tolling sales and better leverage of the fixed portion of the costs.

      Operating earnings for the quarter increased to 7.8%, as a percentage of sales, compared to 7.4% in the first quarter of 2003, principally due to the higher sales volumes and cost reductions implemented during 2003, partially offset by higher material costs and the sales mix changes.

      Interest expense of $6.3 million for the quarter ended January 31, 2004 increased slightly from $6.1 million for the corresponding quarter of 2003 as debt repayments during 2003 were largely offset by acquisition borrowings during the year and due to borrowings for operations and acquisitions during the first quarter of 2004. Interest expense is expected to be lower over the last three quarters of the fiscal year due to approximately $41 million in debt repayments made from proceeds received in a common stock offering completed in early February 2004 and positive cash flows from operations.

      Our effective tax rates for the quarter ended January 31, 2004 was 38.2% as compared to 36.1% in the first quarter of 2003 primarily due to tax rate changes in Ontario, Canada that must be reflected in the period of enactment on both our current income and deferred tax account balances. We are continuing to explore tax planning strategies to reduce our overall effective tax rate.

      Net earnings of $7.7 million, or $.26 per diluted share, in the quarter ended January 31, 2004 increased 25% from $6.2 million or $.21 per diluted share, in the first quarter of 2003 as a result of the factors noted above. Primary and diluted shares outstanding will increase in the second quarter due to the February 2004 stock offering where approximately
2.7 million new shares were issued.

Segment Results
      Net sales of the Custom Sheet & Rollstock segment increased by 15% to $160.1 million in the three months ended January 31, 2004 from $139.8 million in the corresponding period of 2003. Our 2003 acquisitions of Polymer Extruded Products and Trienda's extrusion division and our January 6, 2004 purchase of certain assets of the former Quality Plastic Sheet operation accounted for 7% of the growth. Excluding the acquisitions, net sales in pounds increased 8% for the first quarter of 2004 compared to the prior year. Sales were strong to the transportation, building & construction and sign/advertising markets during the quarter. The operating margin percentage increased to 9.4% during the first quarter of 2004 as compared to 9.0% in the same quarter in 2003. Our successful efforts in lowering the manufacturing costs more than offset increased material costs during the quarter.

      Net sales of the Color & Specialty Compounds segment increased by 11% to $66.5 million in the first quarter of 2004 from the $59.9 million for the corresponding period of 2003. Volume in pounds grew 2%, while increased prices, and a favorable product mix accounted for 9% growth in sales. Strong shipments to the automotive and lawn and garden markets were largely offset by decreased volume in a specific application within the electronics market where the group's largest consumer products customer lost a portion of its business during fiscal 2003. The lost volume carried a low, tolling only price (the customer supplied the raw material, and was charged only for conversion). The pounds gained to replace this lost volume represented more traditional business for which the price includes the cost of materials. This also effects our operating margin percentage, as the traditional business margin is lower as a percentage of sales then the tolling business. The affect of this customer's lost volume was approximately $.9 million in margin lost, or 1.3% of sales, and offset a large part of margin improvements in most of the other markets. Overall the operating margin for this segment dropped to 8.4% in the first quarter of 2004 as compared to the 9.0% achieved in the first quarter of 2003.

      The Molded & Profile segment net sales increased by 6% to $14.8 million in the first quarter of 2004 as compared to the first quarter of 2003 due to a more favorable mix of products sold. The Molded & Profile Products segment operating earnings increased to $1.2 million for the first quarter of 2004 as compared to the $.5 million earned in the first quarter of 2003. Strong performance in the Custom Engineered Wheels business combined with improvements in the Marine Products business accounted for the increase.

Other Matters
      We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental
Protection issued a directive and the United States Environmental Protection Agency initiated an investigation related to over 70 companies, including Spartech, regarding the Lower Passaic River. We expect that an environmental study will be conducted to determine the extent and sources of contamination at this site. We believe it is possible that the ultimate liability from this issue could materially differ from the Company's $343 accrual as of January 31, 2004. In the event of one or more adverse determinations related to this issue, the impact on the Company's results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.

     The plastic resins we use in our production processes are crude oil or natural gas derivatives, which are available from a number of domestic and foreign suppliers. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages, and changes in supplier capacities can have more significant impact on the cost of our raw materials over the short term. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries resulted in unusually high pricing pressures during 2003. These pressures resulted in dramatic increases in the prices of our raw materials. We are generally able to minimize the impact of past price increases in raw material costs by controlling inventory levels, increasing production efficiencies, passing through price changes to customers, and the negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and negatively affected our operating margins in fiscal 2003. Resin pricing pressures started to ease by the end of our second quarter and continued to stabilize through the end of 2003. Resin pricing was more stable in the first quarter of 2004, but has seen some increases with more expected in the second quarter. We have been more successful in pre-buying certain materials and managing these some of the increase, however, the direction, degree of volatility, and ability to manage future pricing changes is uncertain.

Liquidity and Capital Resources

Cash Flow
      Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, finance strategic business/outsourcing acquisitions, and pay dividends on our common stock. Cash flows for the periods indicated are summarized as follows:

                                          Three Months Ended
     (Dollars in millions)               Jan. 31,    Feb. 1,
                                           2004        2003

     Net cash used for
     operating activities                 $   (3.3)  $   (1.1)
                                          =========  =========
     Net cash used for
     investing activities                 $  ( 8.9)  $   (4.6)
                                          =========  =========
     Net cash provided by/(used for)
     financing activities                $    12.4   $    4.5
                                         =========   ========
     (Decrease)/increase in cash
     and equivalents                     $      .4   $  ( 1.0)
                                         =========   =========

      Operating cash flows provided by net earnings increased 25%, to $7.7 million for the first quarter of 2004 from $6.2 million for the first quarter 2003. Changes in current assets and liabilities, net of the effects of acquisitions, used $19.9 million of our operating cash flows in 2004 compared to $16.3 million in the first quarter of 2003. Operating cash flows provided by changes in accounts receivable totaled $3.2 million due to seasonally lower sales in the first quarter. Operating cash flows used for changes in inventory totaled $14.3 million due to the selective pre-buys of raw materials ahead of announced price increases and the typical transition to what is traditionally the Company's highest sales level in the second quarter of our fiscal year. Operating cash flows used for changes in accounts payable totaled $6.4 million as a result of pre-buying inventory that is paid under discounting terms prior to its use.

      The Company's primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first quarter of 2004 were $5.2 million as compared to $4.6 million for the first quarter of 2003. We currently anticipate total capital expenditures of approximately $25 million for fiscal 2004. Business and outsourcing acquisitions totaled $3.7 million for the first quarter of 2004 as compared to no payments in the first quarter of 2003. The 2004 acquistions included $1.5 million paid to complete the September 2003 acquisition of Trienda's extrusion business, and $2.2 million spent to acquire certain equipment and working capital assets from the former Quality Plastic Sheet operation and a long-term supply contract from its largest customer.

      The cash flows provided by financing activities of $12.4 million for the first quarter of 2004 were used to fund the increases in working capital and our capital expenditures during the period.

Financing Arrangements
      At January 31, 2004, our total outstanding borrowings under the bank credit facilities were $166.1 million at a weighted average interest rate of 6.0% (including the effect of an interest rate swap). We had $77.6 million in total availability under the $258 million in credit facilities. On March 3, 2004, Spartech refinanced its unsecured bank credit facility providing aggregate availability of $200 million that will expire on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or Eurodollar Rate plus a 0.625% to 1.25% borrowing margin and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facility.

       We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

      If our cash from operations were substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they become due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. In addition, our combined payment of dividends on our common stock and the repurchase of common shares for treasury is limited to 60% of our cumulative consolidated net income since November 1, 1997. At January 31, 2004, we had approximately $49.9 million of unrestricted retained earnings available for such payments. While we were in compliance with such covenants through the first quarter of 2004 and currently expect to be in compliance throughout the balance of the fiscal year, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

     Effective February 3, 2004, Spartech completed a common stock offering (priced at $24 per share) for 2.7 million shares. Proceeds from the offering (net of expenses) totaled approximately $61 million with approximately $41 million used to pay down debt and $20 million invested in short term investments that will be used to fund future capital expenditures and strategic expansions.

Outlook

      As we move forward to the second quarter, we continue to see signs that the economy is improving. We currently expect to see these positive trends in increased demand continue throughout the remainder of the fiscal year. Based on the expectation of consistently stronger economic conditions the company should continue to generate improved year-over-year earnings results in each quarter during the remainder of the fiscal year.

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

     Revenue Recognition - We recognize revenue as the product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed upon with the customer in advance, and we inspect our products to ensure specifications are met prior to shipment. We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same, or better return rates, than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.

     Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same or lower credit loss rates that we have in the past.

     Inventories - We value inventories at the lower of actual cost to purchase or manufacture the inventory or the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production runs. We record these inventories initially at purchase price and, based on the inventory aging and other considerations for realizable value, we write down the carrying value to brokerage value, where appropriate. We regularly review inventory on hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and the operating results.

     Acquisition Accounting - We have made several acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of operations were included in our Consolidated Statement of Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the delayed finalization of purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions.

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

     Contingencies - The Company is involved in litigation in the ordinary course of business, including environmental matters. Our policy is to record expense for contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires assessment of multiple outcomes that often depends on management's judgments regarding, but not limited to, potential actions by third parties such as regulators. The final resolution of these contingencies could result in expenses different than current accruals, and therefore have a material impact on our consolidated financial results in a future reporting period.

      For additional information regarding our significant accounting policies, see Note 1 to our 2003 Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Cautionary Note on Forward Looking Statements

     Statements in this Form 10-Q that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation and Environmental Matters, and International Operations) of the Company's Annual Report on Form 10-K other important factors which have impacted and could impact the Company's operations and results, include:

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


Item 4.  CONTROLS AND PROCEDURES

      Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of January 31, 2004, to provide reasonable assurance of the achievement of these objectives.

      Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

      There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 (a).    Exhibits

     11   Statement re Computation of Per Share Earnings
     31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO.
     31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO.
     32   Section 1350 Certifications of CEO & CFO.


Item 6 (b).    Reports on Form 8-K

     The Company filed a Form 8-K dated January 20, 2004 to furnish the press release providing guidance for the fiscal 2004 first quarter and annual financial results.

     The Company filed a Form 8-K dated December 11, 2003 to furnish the press release announcing its fourth quarter and fiscal 2003 earnings.