Form 10-Q
period 2004-05-01
SPARTECH CORP
filed 2004-06-03
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 2004

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   x                                      No

     Number of shares outstanding as of May 1, 2004:

     Common Stock, $.75 par value per share           32,112,212



                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                                May 1, 2004



PART I.   FINANCIAL INFORMATION                           PAGE
          CONSOLIDATED CONDENSED BALANCE SHEET -
          as of May 1, 2004 and November 1, 2003            3

          CONSOLIDATED CONDENSED STATEMENT OF
          OPERATIONS - for the quarter and six months
          ended May 1, 2004 and May 3, 2003                 4

          CONSOLIDATED CONDENSED STATEMENT OF
          CASH FLOWS - for quarter and six months ended
          May 1, 2004 and May 3, 2003                       5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                        6

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12


PART II.  OTHER INFORMATION

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                 22

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                22

SIGNATURES                                                 23

CERTIFICATIONS                                             24


    PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                          (Dollars in thousands)

                                  ASSETS
                                          May 1, 2004
                                           (unaudited)    Nov. 1, 2003
                                              -------        --------
Current Assets
  Cash and equivalents                       $  7,904        $  3,779
  Receivables, net                            177,739         149,546
  Inventories                                 117,348          99,671
  Prepaids and other                            9,277          11,052
                                              -------        --------
     Total Current Assets                     312,268         264,048

Property, plant and equipment                 470,969         457,732
  Less accumulated depreciation               189,086         173,808
                                              -------        --------
     Net Property, Plant and Equipment        281,883         283,924

Goodwill                                      334,392         334,392
Other Intangible Assets                        29,591          24,974
Other Assets                                   15,040          13,250
                                              -------        --------
                                             $973,174        $920,588
                                              =======        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 32,995       $  32,991
  Accounts payable                            103,361          97,586
  Accrued liabilities                          29,637          35,178
                                              -------        --------
     Total Current Liabilities                165,993         165,755

Convertible subordinated debentures           154,639         154,639
Other long-term debt, less current maturities 168,918         196,189
                                              -------        --------
  Total Long-Term Debt                        323,557         350,828

Deferred Taxes                                 81,336          78,568
Other Long-Term Liabilities                     2,676           3,079
                                              -------        --------
     Total Long-Term Liabilities              407,569         432,475
                                              -------        --------
Shareholders' Equity
  Common stock, 33,131,846
     shares issued in 2004 and
     30,460,682 in 2003                        24,849          22,846
  Contributed capital                         197,478         139,243
  Retained earnings                           206,376         191,912
Treasury stock, at cost, 1,019,634 shares
     in 2004 and 1,108,381 shares in 2003    (24,550)        (27,142)
  Accumulated other comprehensive loss        (4,541)         (4,501)
                                              -------        --------

     Total Shareholders' Equity               399,612         322,358
                                              -------        --------
                                             $973,174        $920,588
                                              =======        ========

See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      (Unaudited and dollars in thousands, except per share amounts)


                                 QUARTER ENDED      SIX MONTHS ENDED
                                 May 1,    May 3,    May 1,    May 3,
                                 2004      2003      2004      2003
                                --------  --------  --------  --------

Net Sales                       $287,591  $250,488  $529,054  $464,188
                                --------  --------  --------  --------
Costs and Expenses
  Cost of sales                  243,879   214,453   451,919   398,923
  Selling and administrative      15,055    13,035    29,085    26,030
  Amortization of intangibles        607       544     1,201     1,036
                                --------  --------  --------  --------
                                 259,541   228,032   482,205   425,989
                                --------  --------  --------  --------

Operating Earnings                28,050    22,456    46,849    38,199

  Interest                         6,175     6,265    12,505    12,371
                                --------  --------  --------  --------

Earnings Before Income Taxes      21,875    16,191    34,344    25,828
  Income Taxes                     8,356     5,650    13,119     9,129
                                --------  --------  --------  --------

Net Earnings                    $ 13,519  $ 10,541  $ 21,225  $ 16,699
                                ========  ========  ========  ========


Net Earnings Per Common Share:

  Basic                         $    .42  $    .36  $    .69  $    .57
                                ========  ========  ========  ========
  Diluted                       $    .41  $    .36  $    .68  $    .57
                                ========  ========  ========  ========


Dividends Per Common Share      $    .11  $    .10  $    .22  $    .20
                                ========  ========  ========  ========



See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                  SIX MONTHS ENDED
                                           May 1, 2004    May 3, 2003
                                           ----------      ----------
Cash Flows from Operating Activities
  Net earnings                              $  21,225      $  16,699
  Adjustments to reconcile net earnings
     to net cash (used for)/provided by
     operating activities:
       Depreciation and amortization           16,968         15,406
       Change in current assets and
          liabilities, net of the effects
          of acquisitions                    (40,047)       (27,812)
  Other, net                                      104          1,813
                                           ----------      ----------
     Net cash (used for)/provided by
      operating activities                    (1,750)          6,106
                                           ----------      ----------

Cash Flows from Investing Activities
  Capital expenditures                       (12,514)        (12,013)
  Business acquisition                        (1,418)        (23,259)
  Outsourcing acquisitions                    (8,999)              -
                                           ----------      ----------
     Net cash used for investing activities  (22,931)        (35,272)
                                           ----------      ----------

Cash Flows from Financing Activities
  Bank borrowings for acquisitions             10,417          23,259
  Net (payments)/borrowings on
     revolving credit facilities             (37,620)          12,476
  Issuance of common stock                     60,922               -
  Payments on bonds and leases                   (64)            (84)
  Cash dividends on common stock              (6,763)         (5,849)
  Stock options exercised                       2,079             321
  Treasury stock acquired                        (172)         (1,767)
                                           ----------      ----------
     Net cash provided by
       financing activities                    28,799          28,356
                                           ----------      ----------

  Effect of exchange rate changes on cash
     and equivalents                                7             187
                                           ----------      ----------

Increase/(Decrease) In Cash and Equivalents     4,125           (623)

Cash and Equivalents at Beginning of Period     3,779           7,511
                                           ----------      ----------

Cash and Equivalents at End of Period        $  7,904        $  6,888
                                           ==========      ==========


See accompanying notes to consolidated financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the Company). These financial statements have been prepared on a condensed basis, and accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 1, 2003 Annual Report on Form 10-K.

      Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out)  or
market.   Inventories at May 1, 2004 and November 1, 2003 are comprised  of the following components:

                                               2004            2003
                                             --------        --------
          Raw materials                     $  71,247        $ 57,414
          Finished goods                       46,101          42,257
                                             --------        --------
                                            $ 117,348        $ 99,671
                                             ========        ========

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE C -Other Intangible Assets

     At May 1, 2004 other intangible assets are as follows:

                         Total other   Accumulated   Net carrying
                          intangible   amortization     amount
                            assets
                            -------       -------       -------
Amortizable
   Non-compete and          $ 8,501       $ 2,574       $ 5,927
     customer contracts
   Product formulations     $16,236       $ 1,472       $14,764
                            -------       -------       -------
                            $24,737       $ 4,046       $20,691
                            -------       -------       -------

Not Amortizable
   Trademark/Tradename      $ 8,900       $     -       $ 8,900
                            -------       -------       -------

Total                       $33,637       $ 4,046       $29,591
                            =======       =======       =======


     Amortization expense for our existing other intangible assets over the next five years is estimated to be: $2,996, $2,649, $2,580, $1,845 and $1,372 for the one year periods from May 2, 2004 to May 1, 2009.


Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended May 1, 2004 and May 3, 2003 is as follows:

                              QUARTER ENDED     SIX MONTHS ENDED
                             May 1,    May 3,    May 1,    May 3,
                              2004     2003      2004         2003
                             ------- --------  --------   --------

Net Earnings               $  13,519 $ 10,541  $ 21,225   $ 16,699
Foreign currency
  translation adjustments     (1,176)   2,449    (1,883)     3,374
Cash flow hedge adjustments      935      337     1,843        790
                             ------- --------  --------   --------
Total Comprehensive Income  $ 13,278 $ 13,327  $ 21,185   $ 20,863
                             ======= ========  ========   ========

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


Note E - Segment Information

     Spartech's forty-seven facilities are organized into three reportable segments based on the nature of the products manufactured.

                              QUARTER ENDED           SIX MONTHS
                            May 1,     May 3,     May 1,      May 3,
                             2004       2003       2004        2003
 Net Sales *               --------   --------    --------   --------
 Custom Sheet &           $ 188,848  $ 163,271   $ 348,956  $ 303,038
 Rollstock
 Color & Specialty           77,787     67,971     144,312    127,893
 Compounds
 Molded & Profile            20,956     19,246      35,786     33,257
 Products                  --------   --------    --------   --------
    Total Net Sales        $287,591  $ 250,488   $ 529,054  $ 464,188
                           ========   ========    ========   ========

Operating Earnings
 Custom Sheet &           $  21,878  $  18,041  $  36,999   $  30,642
 Rollstock
 Color & Specialty            6,737      5,163     12,319      10,532
 Compounds
 Molded & Profile             2,595      1,928      3,825       2,468
 Products
 Corporate/Other             (3,160)    (2,676)    (6,294)     (5,443)
                           --------   --------    --------   --------
    Total Operating       $  28,050  $  22,456  $  46,849   $  38,199
 Earnings
                           ========   ========    ========   ========

* Excludes intersegment sales of $13,168 and $9,716 for the three months ended May 1, 2004 and May 3, 2003, respectively, and $25,665 and $16,820 for the six months ended May 1, 2004 and May 3, 2003, respectively, primarily from the Color & Specialty Compounds segment.


Note F - Stock Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value estimate was computed using the Black-Scholes option-pricing model. The Company's options are subject to a 4-year vesting period. Beginning in fiscal 2004, the Company is recognizing pro-forma expense for the fair value of the options as they vest pro-ratably for each quarter of the fiscal year. In previous years the vast majority of pro-forma expense was recognized in the first quarter of the year as the options passed their annual vesting date.

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


                                 Quarter Ended        Six Months Ended
                               May 1,     May 3,     May 1,     May 3,
                                2004       2003       2004       2003
                              -------   -------     -------   -------
Net Earnings as               $13,519   $10,541     $21,225   $16,699
  Reported
Pro Forma Impact of               442        10         884     1,383
  Expensing Stock Options
                              -------   -------     -------   -------
Pro forma net earnings        $13,077   $10,531     $20,341   $15,316
                              =======   =======     =======   =======

Diluted Earnings per share:
     As Reported
       Basic                  $   0.42  $   0.36    $   0.69  $   0.57
       Diluted                $   0.41  $   0.36    $   0.68  $   0.57
     Pro forma
       Basic                  $   0.41  $   0.36    $   0.66  $   0.52
       Diluted                $   0.40  $   0.36    $   0.65  $   0.52

Assumptions Used:
     Expected Dividend             2%         2%         2%          2%
       Yield
     Expected Volatility          35%        35%        35%         35%
     Risk-Free Interest          3.7%       3.5%       3.7%        3.5%
       Rates
     Expected Lives         5.5 Years  5.0 Years  5.5 Years   5.0 Years


Note G - Equity Offering

     Effective February 3, 2004, Spartech completed a common stock offering (priced at $24.00 per share) for 2.7 million shares. Proceeds from the offering (net of expenses) totaled approximately $61 million with approximately $41 million used to pay down debt and $20 million that was subsequently used to fund capital expenditures and strategic expansions. After the offering, the Company's common issued shares increased by 8.8% to 33,131,846.

Note H - Bank Refinancing

      On March 3, 2004, Spartech refinanced its unsecured bank credit facility providing aggregate availability of $200 million and expiring on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or Eurodollar Rate plus a 0.5% to 1.125% borrowing margin and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facility.

Note I - Recently Issued Accounting Standards

      In December 2003, the FASB issued a revised version of FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which defines when a business should consolidate a variable interest entity. The Company adopted FIN 46R on January 31, 2004. As a result, we no longer consolidate our trusts which were formed solely for the issuance of trust preferred securities to outside investors. The effect of this deconsolidation was to: 1) eliminate the Convertible
Preferred Securities issued by the trusts; 2) record the Convertible Subordinated Debentures issued to the trusts; 3) recognize the Company's equity investment in the common stock of the trusts; and 4) reclassify the distributions on the preferred securities to interest expense on the debentures. The Convertible Subordinated Debentures and equity investments were previously eliminated in consolidation. The debentures, totaling $154.6 million are now included in the Consolidated Condensed Balance Sheet as a separate component of long-term debt and the equity investment of $4.6 million is included in other assets. The adoption of FIN 46R had no impact on the Company's net income or earnings per share. The previous year's financial statements have been restated to reflect the affect of the deconsolidation required by FIN 46R.

Note J - Commitments and Contingencies

      On April 30, 2004 the Company entered into loan guarantees related to the expansion of our Donchery, France. The maximum amount to be guaranteed will not exceed 5.7 million Euros or approximately US$6.8 million. We expect the construction to be completed by the end of our third quarter at which time we will enter into a lease for the amount of the expansion.

       In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including Spartech, regarding the Lower Passaic River. Management has agreed to participate along with thirty-one other companies in an environmental study to determine the extent and sources of contamination at this site. The Company has $398 accrued as of May 1, 2004 related to this issue and management believes it is possible that the ultimate liability from this issue could materially differ from this amount. This accrued amount includes estimated costs associated with participation in the environmental study and legal fees. Due to uncertainties inherent in this matter, management is unable to estimate the Company's possible exposure upon the ultimate outcome of this issue which is not expected to occur for a number of years. These uncertainties primarily include the outcome of the environmental study and the percentage of contamination attributable to Spartech and other parties.

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


Items 2 and 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The second quarter and first half of 2004 produced improved results over the same periods of 2003. Sales increased 15% for the second quarter and 14% for the six months ended May 1, 2004 over the prior year's similar periods. Demand increased in nearly every major end-market we serve, resulting in a second quarter record for volume shipped of 375 million pounds. Cost reductions implemented during fiscal 2003 produced lower manufacturing costs during the second quarter and first six months of 2004, however, these improvements were partially offset by increased raw material costs and changes in mix of products sold. The overall reduction in costs of sales items and the increased sales level resulted in an improvement in net earnings of 28% for the second quarter and 27% for the first six months over the prior year's equivalent periods. Based on the improvements taking place in the overall economy and our strong backlog at the end of the second quarter, we believe the improved year-over-year results will continue for the balance of fiscal 2004.

Results of Operations

 (in millions)                   NET SALES          OPERATING EARNINGS
                                         Six Months Ended
Net Sales                   May 1,      May 3,      May 1,      May 3,
                             2004        2003        2004        2003
                           ---------   ---------   ---------    ---------
 Custom Sheet &              $ 349.0       303.0     $  37.0      $  30.6
 Rollstock
 Color & Specialty             144.3       127.9        12.3         10.5
   Compounds
 Molded & Profile               35.8        33.3         3.8          2.5
 Products
 Corporate/Other                   -           -        (6.3)       (5.4)
                           ---------   ---------   ---------    ---------

   Total                     $ 529.1     $ 464.2     $  46.8      $  38.2
                           =========   =========   =========    =========


      Net sales were $287.6 million and $529.1 million for the quarter and six months ended May 1, 2004. These amounts represented a 15% increase (9% from internal pounds growth, 4% from acquisitions, and 2% price/mix) and 14% increase (7% from internal pounds growth, 4% from acquisitions, and 3% price/mix) from the quarter and six-month periods in 2003, respectively. The strong growth in internal pounds sold is primarily a result of overall economic improvements during the first half of 2004. The company experienced increased demand across nearly every major end-market we serve, led by strong volume increases in the Packaging, Building & Construction and Transportation markets.

      Cost of sales were $243.9 million and $451.9 million for the quarter and six months ended May 1, 2004, compared with $214.5 million and $398.9 million for the quarter and six months of 2003. Cost of sales decreased as a percentage of net sales to 84.8% and 85.4% for the quarter and six months of 2004 from 85.6% and 85.9% for the comparable period of 2003, reflecting the effect of manufacturing cost reductions initiated in the fourth quarter of 2003 and increased capacity utilization in 2004 partially offset by higher raw material prices and a change in mix of products sold.

     Selling and administrative expenses of $15.1 million and $29.1 million for the quarter and six months ended May 1, 2004 increased from $13.0 million and $26.0 million for similar periods of 2003. The increase is a result of our 2003 acquisitions and increased investments in corporate governance, information technology, and marketing resources. As a percentage of sales, selling and administrative costs remained relatively flat at 5.2% and 5.5% of net sales for the quarter and six months of 2004 as compared to 5.2% and 5.6% in the quarter and six months of 2003.

      Operating earnings for the quarter and six months ended May 1, 2004 increased to $28.1 million and $46.8 or 9.8% and 8.9% of net sales, compared to $22.5 million and $38.2 million or 9.0% and 8.2% of net sales for the corresponding periods of 2003. Operating earnings per pound sold increased to 7.5 cents and 6.8 cents from 6.8 cents and 6.2 cents.

     Interest expense of $6.2 million and $12.5 million for the quarter and six months of 2004 were level with the $6.3 million and $12.4 million for the quarter and six months of 2003. The effect on interest of the reduction in our debt as compared to the prior year was largely offset by an increase in our average interest rate. Our interest rate swap on $125.0 million of bank debt will expire on November 10, 2004. At that date the Company's effective rate on the debt associated with the swap will revert back to a variable 30-day Eurodollar Rate plus applicable margin (which was 1.10% at May 1, 2004 plus .875% margin) from the fixed, swap affected rate of 6.06% plus the margin.

      The Company's effective tax rate for the quarter and six months ended May 1, 2004 was 38.2% as compared to 34.9% for the quarter and 35.3% for the six months ended May 3, 2003. A favorable adjustment related to final agreement with the Internal Revenue Service regarding refunds of research and development credits was recorded in the prior year. The current rate also reflects an increase in the tax rate in Ontario Canada.

     Net earnings of $13.5 million and $21.2 million, or $.41 and $.68 per diluted share, in the quarter and six months ended May 1, 2004 increased from the $10.5 million and $16.7 million , or $.36 and $.57 per diluted share, in the similar periods of 2003 as a result of the factors noted above.

Segment Results

     Net sales of the Custom Sheet & Rollstock segment increased by 16% and 15% to $188.8 million and $349.0 in the quarter and six months ended May 1, 2004 from $163.3 million and $303.0 million in the corresponding periods of the prior year. Internal growth in pounds sold accounted for 7% of the increase in the quarter and six months of 2004. Our acquisitions of Polymer Extruded Products and Trienda's Extrusion division in fiscal 2003 accounted for 5-6% of the increases while increased prices due to higher resin costs accounted for the balance of the increase in net sales. Operating margin percentage increased to 11.6% and 10.6% in the quarter and six months ended May 1, 2004 as compared to the 11.0% and 10.1% achieved in the prior year similar periods. Reductions in manufacturing costs more than offset increases in material costs during the first half of 2004.

   Net sales for the Color & Specialty Compounds segment were $77.8 million and $144.3 million for the quarter and six months of 2004, an increase of 14% and 13% respectively from the $68.0 million and $127.9 million for the corresponding periods in 2003, due to internal volume growth. Sales were especially strong in the Packaging and Transportation markets during the quarter. Operating Margin percentage increased to 8.7% and 8.5% for the quarter and six months of 2004 from the 7.6% and 8.2% for the comparable periods in fiscal 2003. This group had an especially weak second quarter in 2003 as rapid raw material increases were met with weak demand in that period. The current year's more favorable economic conditions and conversion cost reductions resulted in the year-over-year improvement in operating margin.

   The Molded & Profile Products segment net sales increased to $21.0 million and $35.8 million for the quarter and six months ended May 1, 2004 from $19.2 million and $33.3 million in the similar 2003 periods. Operating earnings also increased to $2.6 million and $3.8 million for the quarter and six months ended May 1, 2004, from $1.9 million and $2.5 million for the prior year's similar period. While all of our Molded & Profile operation achieved improved results, increased shipments of injection molded wheels to the Lawn & Garden market and acrylic rod & tube sales accounted for a majority of the increases in sales and earnings for the first half of the year.

Other Matters

   We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an investigation related to over 70 companies, including Spartech, regarding the Lower Passaic River. We have agreed to participate in an environmental study along with numerous other companies to determine the extent and sources of contamination at this site. We believe it is possible that the ultimate liability from this issue could materially differ from the Company's $398 accrual as of May 1, 2004. In the event of one or more adverse determinations related to this issue, the impact on the Company's results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.

     The plastic resins we use in our production processes are crude oil or natural gas derivatives, which are available from a number of domestic and foreign suppliers. Our raw materials are only somewhat affected by supply, demand and price trends of the petroleum industry; however, trends in pricing, periods of anticipated or actual shortages, and changes in supplier capacities can have more significant impact on the cost of our raw materials over the short term. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries resulted in unusually high pricing pressures during 2003. These pressures resulted in dramatic increases in the prices of our raw materials. We were generally able to minimize the impact of past price increases in raw material costs by controlling inventory levels, increasing production efficiencies, passing through price changes to customers, and the negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and negatively affected our operating margins in fiscal 2003. Resin pricing pressures started to stabilize by the third quarter of 2003. Resin prices have increased somewhat through the first half of fiscal 2004 but have not been as volatile as experienced in 2003. While we have been successful in managing these increases thus far in 2004, the direction, degree of volatility, and our ability to manage future pricing changes is uncertain.

Liquidity and Capital Resources

Cash Flow
      Our primary sources of liquidity have been cash flows from operating activities , borrowings from third parties, and our recent equity offering. Our principal uses of cash have been to support our operating activities, invest in capital improvements, finance strategic business/outsourcing acquisitions, and pay dividends on our common stock. Cash flows for the periods indicated are summarized as follows:

                                           Six Months Ended
     (Dollars in millions)                May 1,      May 3,
                                           2004        2003
                                        ----------- ---------
     Net cash (used for)/provided by
     operating activities                $    (1.8)   $    6.1
                                        =========== =========
     Net cash used for
     investing activities                $  ( 22.9)  $  (35.3)
                                        =========== =========
     Net cash /(used for)/provided by
     financing activities                $    28.8   $   28.4
                                        =========== =========
     Increase/(decrease)/ in cash
     and equivalents                     $     4.1    $  ( .6)
                                        =========== =========

      Operating cash flows provided by net earnings increased 27% to $21.2 million for the six months ended May 1, 2004 from $16.7 million for the six months ended May 3, 2003. Changes in current assets and liabilities, net of the effects of acquisitions, used $40.0 million of our operating cash flows in 2004 compared to $27.8 million in the first six months of 2003.
Operating cash flows used by changes in accounts receivable totaled $27.3 million due to seasonally higher sales in our second quarter. Operating cash flows used for changes in inventory totaled $15.7 million due to selective pre-buys of raw materials ahead of announced price increases and in support of what is traditionally the Company's highest sales period in the second quarter of our fiscal year.

      The Company's primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first six months of 2004 were $12.5 million as compared to $12.0 million for the first six months of 2003. We currently anticipate total capital expenditures of approximately $28 million for fiscal 2004 including expenditures for the expansion of our Donchery France facility and our new Product Development Center in Warsaw Indiana. Business and outsourcing acquisitions totaled $10.4 million for the first six months of 2004 as compared to $23.3 in the first six months of 2003. The 2004 acquisitions included $1.4 million paid to complete the September 2003 acquisition of Trienda's extrusion business, $2.2 million spent to acquire certain equipment and working capital assets from the former Quality Plastic Sheet operation along with a long-term supply contract from its largest customer and $6.8 million for certain assets of BASF Aktiengesellschaft of Germany. The 2003 payment was for the purchase of Polymer Extruded Products.

      Cash provided by financing activities totaled $28.8 million for the first six months of 2004. On February 3, 2004 Spartech completed a common stock offering that provided $60.9 million. Other financing activities during the first six months of 2004 included debt repayments funded by the offering of $60.9 million, borrowings for operations of $23.3 million, borrowings for acquisitions of $10.4 million, and dividend payments with other items netting to a usage of $4.9 million.

Financing Arrangements

Effective February 3, 2004, Spartech completed a common stock offering (priced at $24 per share) for 2.7 million shares. Proceeds from the offering (net of expenses) totaled approximately $61 million with approximately $41 million used immediately to pay down debt and $20 million invested in short term investments and used to fund subsequent capital expenditures and strategic expansions later in the second quarter.

      On March 3, 2004, Spartech refinanced its U.S. unsecured bank credit facility providing aggregate availability of $200 million and expiring on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or Eurodollar Rate plus a 0.5% to 1.125% borrowing margin and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facility. At May 1, 2004, our total outstanding borrowings under our bank credit facilities were $125.0 million at a weighted average interest rate of 7.18% (including the effect of an interest rate swap). We had approximately $68 million in borrowing capacity under our bank credit facilities at the end of the second quarter of 2004. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year.

      If our cash from operations were substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they become due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. While we were in compliance with such covenants through the first half of 2004 and currently expect to be in compliance throughout the balance of the fiscal year, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.


Outlook

      As we move forward to the second half of our fiscal year, we continue to see overall economic improvements, but remain cautious about fluctuating resin prices and occasional supply concerns related to crude oil. Our backlog has increased to nearly six weeks at the end of our second quarter from about five weeks at the corresponding time in 2003. Based on the expectation of continuing strength in economic conditions, the Company should continue to generate improved year-over-year earnings results for the remainder of the fiscal year.

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

     Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers' credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same or lower credit loss rates that we have in the past.

     Inventories - We value inventories at the lower of actual cost to purchase or manufacture the inventory or the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production runs. We record these inventories initially at purchase price and, based on the inventory aging and other considerations for realizable value, we write down the carrying value to brokerage value, where appropriate. We regularly review inventory on hand and record provisions for obsolete or aged inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and the operating results.

     Acquisition Accounting - We have made several business acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of operations were included in our Consolidated Statement of Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the delayed finalization of purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions.

     Valuation of Long-Lived Assets - Long-lived assets, which primarily include goodwill, other intangibles and property plant and equipment are reviewed for impairment whenever events and changes in business indicate the carrying value of the assets may not be recoverable. The Company conducts a formal impairment test of goodwill at the end of each fiscal year and between fiscal years if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We recognize impairment losses if expected future cash flows of the related assets (based on our current projections of anticipated future cash flows) are less than carrying value or where assets that are held for sale are deemed to be valued in excess of the expected amount to be realized upon sale. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     Contingencies - The Company is involved in litigation in the ordinary course of business, including environmental matters. Our policy is to record expense for contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires assessment of multiple outcomes that often depends on management's judgments regarding, but not limited to, potential actions by third parties such as regulators. The final resolution of these contingencies could result in expenses different than current accruals, and could therefore have a material impact on our consolidated financial results in a future reporting period.

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

Cautionary Note on Forward Looking Statements

     Statements in this Form 10-Q that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation and Environmental Matters, and International Operations) of the Company's Annual Report on Form 10-K other important factors which have impacted and could impact the Company's operations and results, include:

  (1) The Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions, inability to meet debt obligations when due could impair its ability to finance operations and could result in default;
  (2) The successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. If we are unable to achieve the anticipated synergies, the interest and other expenses from our acquisitions could exceed the net income we derive from the acquired
operations, which could reduce our net income.   However, the Company
continues to seek value-added acquisitions which meet its stringent acquisition criteria and complement its existing businesses; and
  (3) Our products are sold in a number of end markets which tend to be cyclical in nature, including transportation, building and construction, bath/pool and spa, and electronics and appliances. A downturn in one or more of these end markets could have a material adverse effect on our sales and operating profit.
       Investors  are  also  directed  to  the  discussion  of  risks   and
uncertainties associated with forward-looking statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Item 4.  CONTROLS AND PROCEDURES

      Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of May 1, 2004, to provide reasonable assurance of the achievement of these objectives.

      Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

      There was no change in the Company's internal control over financial reporting during the quarter ended May 1, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Security Holders


               It was determined that there were 29,357,101 shares of common stock outstanding and entitled to vote at the record date, of which 27,767,826 shares, or 95%, were represented at Spartech Corporation's Annual Meeting of Stockholders held March 10, 2004. At the Annual Shareholders meeting, Mr. Bradley B. Buechler was elected as a Director of the Company with 26,774,482 votes for. Mr. Randy C. Martin was also elected as a director of the Company with 26,694,679 votes for. An amendment to the Certificate of Incorporation of the Company to increase the authorized number of shares of Common Stock from 45,000,000 to 55,000,000 shares was approved with 26,903,881 votes for, 805,514 against, and 55,431 abstentions. The Spartech Corporation 2004 Equity Compensation Plan was approved 23,307,527 votes for, 2,586,974 against, and 364,338 abstentions. Ernst & Young LLP was ratified as the Company's auditor with 26,649,755 votes for, 1,100,214 against, and 17,855 abstentions.


Item 6 (a).    Exhibits

      3   Certificate of Incorporation, with amendments to date.
      4.1 Spartech Corporation 2004 Equity Compensation Plan, incorporated by reference to Form S-8 registration statement no. 333-113752, filed with the Securities and Exchange Commission and effective March 19, 2004.
     10 Employment Agreement dated May 1, 2004 between Steven J. Ploeger and Spartech Corporation
     11   Statement re Computation of Per Share Earnings
     31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO.
     31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO.
     32   Section 1350 Certifications of CEO & CFO.


Item 6 (b).    Reports on Form 8-K

     The Company filed a Form 8-K dated March 4, 2004 to furnish the press release regarding earnings results of Spartech Corporation for the quarter ended January 31, 2004.

     The Company filed a Form 8-K dated March 11, 2004 to file the opinion of Armstrong Teasdale LLP as Exhibit 5.1 relating to the sale of shares of the Company's common stock on February 3, 2004.



                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   June 3, 2004                      /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                                          /s/Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President -
                                          Corporate Development and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer