Form 10-Q
period 2004-07-31
SPARTECH CORP
filed 2004-09-10
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 2004

                                    or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   x                                      No

     Number of shares outstanding as of July 31, 2004:

     Common Stock, $.75 par value per share           32,130,779



                   SPARTECH CORPORATION AND SUBSIDIARIES

                                   INDEX

                               July 31, 2004



PART I.      FINANCIAL INFORMATION                            PAGE
 Item 1.    CONSOLIDATED CONDENSED BALANCE SHEET -
             as of July 31, 2004 and November 1, 2003          3

             CONSOLIDATED CONDENSED STATEMENT OF
             OPERATIONS - for the quarter and nine months
             ended July 31, 2004 and August 2, 2003            4

             CONSOLIDATED CONDENSED STATEMENT OF
             CASH FLOWS - for quarter and nine months ended
             July 31, 2004 and August 2, 2003                  5

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
             STATEMENTS                                        6

 Items 2&3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS     12

 Item 4.    CONTROLS AND PROCEDURES                           22

PART II.     OTHER INFORMATION

 Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                  23

SIGNATURES                                                     24

CERTIFICATIONS                                                 25
                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   SPARTECH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                          (Dollars in thousands)

                                  ASSETS
                                          July 31, 2004
                                           (unaudited)    Nov. 1, 2003
Current Assets
  Cash and equivalents                       $ 13,417        $  3,779
  Receivables, net                            172,655         149,546
  Inventories                                 128,462          99,671
  Prepaids and other                            8,909          11,052
                                              -------        --------
     Total Current Assets                     323,443         264,048

Property, plant and equipment                 482,584         457,732
  Less accumulated depreciation               197,137         173,808
                                              -------        --------
     Net Property, Plant and Equipment        285,447         283,924

Goodwill                                      334,392         334,392
Other Intangible Assets                        28,842          24,974
Other Assets                                   15,822          13,250
                                              -------        --------
                                             $987,946        $920,588
                                             ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 32,996       $  32,991
  Accounts payable                            107,730          97,586
  Accrued liabilities                          26,399          35,178
                                              -------        --------
     Total Current Liabilities                167,125         165,755
                                              -------        --------

Convertible subordinated debentures           154,639         154,639
Other long-term debt, less current maturities 168,936         196,189
                                              -------        --------
  Total Long-Term Debt                        323,575         350,828

Deferred taxes                                 84,542          78,568
Other long-term liabilities                     2,656           3,079
                                              -------        --------

     Total Long-Term Liabilities              410,773         432,475
                                              -------        --------

Shareholders' Equity
  Common stock, 33,131,846
     shares issued in 2004 and
     30,460,682 in 2003                        24,849          22,846
  Contributed capital                         197,362         139,243
  Retained earnings                           214,553         191,912
Treasury stock, at cost, 1,001,067 shares
     in 2004 and 1,108,381 shares in 2003    (24,320)        (27,142)
  Accumulated other comprehensive loss        (2,396)         (4,501)
                                              -------        --------

     Total Shareholders' Equity               410,048         322,358
                                              -------        --------
                                             $987,946        $920,588
                                             ========        ========
See accompanying notes to consolidated financial statements.


                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      (Unaudited and dollars in thousands, except per share amounts)


                                 QUARTER ENDED      NINE MONTHS ENDED
                                 July 31, Aug. 2,  July 31,    Aug. 2,
                                 2004      2003      2004      2003
                                --------  --------  --------  --------
Net Sales                       $288,035  $238,870  $817,089  $703,058
                                --------  --------  --------  --------
Costs and Expenses
  Cost of sales                  247,078   205,780   698,997   604,703
  Selling and administrative      15,274    13,216    44,359    39,246
  Amortization of intangibles        749       565     1,950     1,601
                                --------  --------  --------  --------
                                 263,101   219,561   745,306   645,550

Operating Earnings                24,934    19,309    71,783    57,508

  Interest                         5,981     6,487    18,486    18,858
                                --------  --------  --------  --------

Earnings Before Income Taxes      18,953    12,822    53,297    38,650
  Income Taxes                     7,241     4,675    20,360    13,804
                                --------  --------  --------  --------

Net Earnings                    $ 11,712   $ 8,147  $ 32,937  $ 24,846
                                ========   =======  ========  ========

Net Earnings Per Common Share:

  Basic                         $    .36  $    .28  $   1.06  $    .85
                                ========   =======  ========  ========
  Diluted                       $    .36  $    .28  $   1.04  $    .84
                                ========   =======  ========  ========


Dividends Per Common Share      $    .11  $    .10  $    .33  $    .30
                                ========   =======  ========  ========



See accompanying notes to consolidated financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   (Unaudited and dollars in thousands)


                                                  NINE MONTHS ENDED
                                           July 31, 2004  August 2, 2003
                                           ------------   --------------
Cash Flows from Operating Activities
  Net earnings                              $  32,937      $  24,846
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization           25,484         23,376
       Change in current assets and
          liabilities, net of the effects
          of acquisitions                    (43,953)        (8,221)
  Other, net                                    2,181          1,584
                                              -------         ------
     Net cash provided by
      operating activities                     16,649         41,585
                                              -------         ------

Cash Flows from Investing Activities
  Capital expenditures                       (22,695)        (17,742)
  Business acquisition                        (1,418)        (23,588)
  Outsourcing acquisitions                    (8,141)               -
  Retirement of assets                              -            293
                                              -------         ------
     Net cash used for investing activities  (32,254)        (41,037)
                                              -------         ------

Cash Flows from Financing Activities
  Bank borrowings for acquisitions              9,559         23,588
  Net payments on revolving
     credit facilities                        (36,758)       (17,975)
  Issuance of common stock                     60,922               -
  Payments on bonds and leases                   (99)           (116)
  Cash dividends on common stock             (10,297)         (8,776)
  Stock options exercised                      2,518           1,155
  Treasury stock acquired                    __ (677)         (1,767)
                                              -------         ------
     Net cash provided by/(used for)
       financing activities                    25,168         (3,891)
                                              -------         ------

  Effect of exchange rate changes on cash
     and equivalents                               75             198
                                              -------         ------

Increase/(Decrease) In Cash and Equivalents     9,638         (3,145)

Cash and Equivalents at Beginning of Period     3,779           7,511
                                              -------         ------

Cash and Equivalents at End of Period        $ 13,417        $  4,366
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

NOTE B - Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories at July 31, 2004 and November 1, 2003 are comprised of the following components:

                                               2004            2003
                                             --------        ---------
          Raw materials                     $  77,713        $ 57,414
          Finished goods                       50,749          42,257
                                             ---------       ---------
                                            $ 128,462        $ 99,671
                                            =========        ========


                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


NOTE C - Other Intangible Assets

     At July 31, 2004 other intangible assets are as follows:

                        Total other   Accumulated   Net carrying
                         intangible   amortization     amount
                           assets
Amortizable
   Non-compete and          $ 8,501       $ 3,031       $ 5,470
     customer contracts
   Product formulations
     and trademarks          16,236         1,764        14,472
                             ------         -----        ------
                             24,737         4,795        19,942
                            -------       -------        ------
Not Amortizable
   Trademark/Tradename        8,900             -         8,900
                            -------       -------       -------
Total                       $33,637       $ 4,795       $28,842
                            =======       =======       =======

     Amortization expense for our existing other intangible assets over the next five years is estimated to be: $2,963, $2,580, $2,496, $1,626 and $1,306 for the annual periods from August 1, 2004 to July 31, 2009.


Note D - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended July 31, 2004 and August 2, 2003 is as follows:

                              QUARTER ENDED     NINE MONTHS ENDED
                            July 31,  Aug. 2,  July 31,   Aug. 2,
                            2004     2003      2004         2003
                           ---------  -------  --------   --------
Net Earnings               $  11,712  $ 8,147  $ 32,937   $ 24,846
                           ---------  -------  --------   --------
Foreign currency
  translation adjustments      1,154      585     (729)      3,958
Cash flow hedge adjustments      991    1,005     2,834      1,796
                             -------  -------  --------   --------
Total Comprehensive Income  $ 13,857  $ 9,737  $ 35,042   $ 30,600
                            ========  =======  ========   ========

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


Note E - Segment Information

     The Company's forty-eight facilities are organized into three reportable segments based on the nature of the products manufactured.

                            QUARTER ENDED             NINE MONTHS
                        July 31,     Aug. 2,    July 31,      Aug. 2,
Net Sales *               2004        2003        2004          2003
                         --------   ---------    ---------    ---------
 Custom Sheet &         $ 196,525   $ 158,949    $ 545,481    $ 461,987
 Rollstock
 Color & Specialty         75,053      64,319      219,365      192,212
 Compounds
 Molded & Profile          16,457      15,602       52,243       48,859
 Products
                           ------   ---------    ---------    ---------
    Total Net Sales     $ 288,035   $ 238,870    $ 817,089    $ 703,058
                         ========    =========   =========     =========
Operating Earnings
 Custom Sheet &        $   21,026  $   15,978  $   58,025   $   46,620
 Rollstock
 Color & Specialty          6,153       4,665      18,472       15,197
 Compounds
 Molded & Profile           1,417       1,342       5,242        3,810
 Products
 Corporate/Other           (3,662)     (2,676)     (9,956)      (8,119)
                           ------   ---------    ---------    ---------
    Total Operating    $   24,934  $   19,309  $   71,783   $   57,508
 Earnings              ==========  ==========  ==========   ==========

* Excludes intersegment sales of $12,711 and $9,646 for the three months ended July 31, 2004 and August 2, 2003, respectively, and $38,376 and $26,466 for the nine months ended July 31, 2004 and August 2, 2003, respectively, primarily from the Color & Specialty Compounds segment.


Note F - Stock Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS 123. The following table illustrates the effect on net earnings and net earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value estimate was computed using the Black-Scholes option-pricing model. Most of the Company's options are subject to a four-year vesting period. Beginning in fiscal 2004, the Company is recognizing pro-forma expense for the fair value of the options as they vest pro-ratably for each quarter of the fiscal year. In previous years the vast majority of pro-forma expense was recognized in the first quarter of the year as the options passed their annual vesting date.

                   SPARTECH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (Unaudited and dollars in thousands, except per share amounts)


                                 Quarter Ended        Nine Months Ended
                              July 31,   Aug. 2,    July 31,    Aug. 2,
                                2004       2003       2004       2003
                               -------   --------   --------   ---------
Net Earnings as               $11,712   $ 8,147     $32,937   $24,846
  Reported
Pro Forma Impact of               442        84       1,326     1,467
  Expensing Stock Options
                              --------  -------     --------  --------
Pro forma net earnings        $11,270   $ 8,063     $31,611   $23,379
                              ========  =======     ========  ========
Earnings per share:
     As Reported
       Basic                  $   0.36  $   0.28    $   1.06  $   0.85
       Diluted                $   0.36  $   0.28    $   1.04  $   0.84
     Pro forma
       Basic                  $   0.35  $   0.28    $   1.01  $   0.80
       Diluted                $   0.34  $   0.27    $   1.00  $   0.79

Assumptions Used:
     Expected Dividend               2%         2%         2%          2%
       Yield
     Expected Volatility            35%        35%        35%         35%
     Risk-Free Interest            3.7%       2.6%       3.7%        3.5%
       Rates
     Expected Lives           5.5 Years  5.0 Years  5.5 Years   5.0 Years


Note G - Equity Offering

      Effective February 3, 2004, the Company completed a common stock offering (priced at $24.00 per share) for 2.7 million shares. Proceeds from the offering (net of expenses) totaled approximately $61 million with approximately $41 million used to pay down debt and $20 million used to fund capital expenditures and strategic expansions. After the offering, the Company's common issued shares increased by 8.8% to 33,131,846.

Note H - Bank Refinancing

      On March 3, 2004, the Company refinanced its unsecured bank credit facility that provides aggregate availability of $200 million and expires on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or Eurodollar Rate plus a 0.5% to 1.125% borrowing margin. The agreement requires a fee of 0.10% to 0.275% for any unused portion of the facility.

Note I - Recently Issued Accounting Standards

      In December 2003, the FASB issued a revised version of FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities," which defines when a business should consolidate a variable interest entity. The Company adopted FIN 46R on January 31, 2004. As a result, we no longer consolidate our trusts which were formed solely for the issuance of trust preferred securities to outside investors. The effect of this deconsolidation was to: 1) eliminate the Convertible
Preferred Securities issued by the trusts; 2) record the Convertible Subordinated Debentures issued to the trusts; 3) recognize the Company's equity investment in the common stock of the trusts; and 4) reclassify the distributions on the preferred securities to interest expense on the debentures. The Convertible Subordinated Debentures and equity investments were previously eliminated in consolidation. The debentures, totaling $154.6 million, are now included in the Consolidated Condensed Balance Sheet as a separate component of long-term debt and the equity investment of $4.6 million is included in other assets. The adoption of FIN 46R had no impact on the Company's net income or earnings per share. The previous year's financial statements have been restated to reflect the affect of the deconsolidation required by FIN 46R.

Note J - Commitments and Contingencies

      On April 30, 2004 the Company entered into loan guarantees related to the expansion of our Donchery, France facility. The maximum amount to be guaranteed will not exceed 5.7 million Euros or approximately US$7.0 million. We expect the construction to be completed by the end of our fourth quarter at which time we will enter into a lease for the amount of the expansion.

       In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Management has agreed to participate along with thirty-one other companies in an environmental study to determine the extent and sources of contamination at this site. The Company has $325 accrued as of July 31, 2004 related to this issue and management believes it is possible that the ultimate liability from this issue could materially differ from this amount. This accrued amount includes estimated costs associated with participation in the environmental study and legal fees. Due to uncertainties inherent in this matter, management is unable to estimate the Company's possible exposure upon the ultimate outcome of this issue which is not expected to occur for a number of years. These uncertainties primarily include the outcome of the environmental study and the percentage of contamination attributable to Spartech and other parties.

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

Note K - Subsequent Event

     On September 1, 2004, the Company entered into an agreement to acquire substantially all of the assets of three divisions of VPI, based in Sheboygan, Wisconsin for a cash purchase price of approximately $83.5 million. These divisions include VPI's Sheet Products Division, Contract Manufacturing Division, and Film and Converting Division with annual sales totaling approximately $110 million. The transaction is expected to close on October 1, 2004, subject to customary consents and approvals. The Company intends to finance this purchase with proceeds from a $150 million private placement of unsecured notes at 5.54% with a twelve-year maturity. The Company expects funding from these notes on or before September 15, 2004, with repayments to begin in September 2012.

Items 2 and 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net sales increased 21% and 16%, respectively for the three months and nine months ended July 31, 2004 over the same periods of the prior year. Internal growth of 15% in the third quarter compared to the same quarter of the prior year resulted in more than 350 million pounds shipped for the quarter, 20% greater than last year. For both the three and nine-month periods, the sales increase was primarily driven by strong internal volume growth resulting from demand increases in every major market served by the Company. Demand was particularly strong in the packaging, transportation, building & construction and recreation & leisure markets. Net earnings increased 44% and 33%, respectively for the three and nine-month periods compared to the prior year's equivalent periods. These increases were driven by strong sales growth, improvement in capacity utilization rates and improvements in conversion costs from cost containment efforts, partially offset by raw material price increases. Despite the positive impact of strong demand and capacity utilization on material margins, volatile crude oil prices have resulted in increasing raw material costs that has partially offset these benefits in the first nine months of 2004.

Results of Operations

 (in millions)                   NET SALES          OPERATING EARNINGS
                                         Nine Months Ended
Net Sales                  July 31,     Aug. 2,    July 31,     Aug. 2,
                             2004        2003        2004        2003
                          ----------    -------    ---------    ---------
 Custom Sheet &              $ 545.5       $         $  58.0      $  46.6
 Rollstock                               462.0
 Color & Specialty             219.4       192.2        18.5         15.2
   Compounds
 Molded & Profile               52.2        48.9         5.2          3.8
 Products
 Corporate/Other                   -           -        (9.9)       (8.1)
                            --------     -------     -------      -------
   Total                     $ 817.1     $ 703.1     $  71.8      $  57.5
                            ========    ========    ========     ========

      Net sales were $288.0 million and $817.1 million for the quarter and nine months ended July 31, 2004 resulting in 21% (15% from growth in internal pounds sold, 3% from acquisitions and 3% from price/mix) and 16% (9% from growth in internal pounds sold, 3% from acquisitions and 4% from price/mix) increases from the similar periods of the prior year, respectively. The strong growth in internal pounds sold primarily resulted from strong demand in many of the major end-markets served by the Company, particularly in the packaging, building & construction and transportation markets.

      Cost of sales were $247.1 million and $699.0 million for the quarter and nine months ended July 31, 2004, compared with $205.8 million and $604.7 million for the similar quarter and nine months of the prior year. Cost of sales as a percentage of net sales were 85.8% and 85.5% for the quarter and nine-month periods of the current year compared to 86.1% and 86.0% for same periods of the prior year. The decrease in percentage for both periods reflects the impact of the strong sales increases, improvement in capacity utilization rates, and improvements in conversion costs from the Company's lean manufacturing efforts, partially offset by higher raw material prices.

     Selling and administrative expenses of $15.3 million and $44.4 million for the quarter and nine months ended July 31, 2004 increased from $13.2 million and $39.2 million for comparable periods of 2003. These increases were primarily caused by the variable portion of expenses resulting from the growth in sales, and increased investments in corporate governance, information technology, and marketing resources. As a percentage of net sales, selling and administrative expenses improved from 5.5% and 5.6% for the quarter and nine months of the prior year to 5.3% and 5.4% for comparable periods of the current year due largely to leverage from sales growth.

     Operating earnings for the quarter and nine months ended July 31, 2004 increased to $24.9 million (8.7% of net sales) and $71.8 million (8.8% of net sales) from $19.3 million (8.1% of net sales) and $57.5 million (8.2% of net sales) for the similar periods of the prior year. Operating earnings per pound sold increased to 7.1 cents for both the quarter and nine month period from 6.6 cents and 6.4 cents for the comparable periods of the prior year. The improvement in operating margin and operating earnings per pound sold was primarily driven by leverage from the sales growth coupled with cost containment from the Company's lean manufacturing efforts.

      Interest expense was $6.0 million and $18.5 million for the quarter and nine-month periods of the current year compared to $6.5 million and $18.9 million for the comparable periods of the prior year. The decrease in interest expense in the current periods resulted from the reduction in the Company's debt balance partially offset by an increase in average interest rate. The Company's interest rate swap encompassing $125.0 million of bank debt will expire on November 10, 2004. On this date, the Company's effective interest rate on this bank debt will revert back to a variable 30-day Eurodollar rate plus an applicable margin (which was 1.36% at July 31, 2004 plus .75%) from the fixed swap effective rate of 6.06% plus the applicable margin.

      The Company's effective tax rate for the quarter and nine-month periods ended July 31, 2004 was 38.2%, which compared to 36.5% and 35.7% for the comparable periods of the prior year. The lower tax rates of the prior periods were caused by refunds of research and development credits recorded as a result of a final agreement with the Internal Revenue
Service. The current effective tax rate also reflects an increase in the tax rate in Ontario, Canada.
Segment Results

     Net sales of the Custom Sheet & Rollstock segment increased by 24% and 18% to $196.5 million and $545.5 million in the quarter and nine months ended July 31, 2004 compared to the comparable periods of 2003. Volume growth in pounds sold was 30% (20% from internal growth) and 21% (11% from internal growth) for the quarter and nine-month periods, respectively. Internal growth for both periods was primarily generated from strong demand primarily in the packaging, building & construction and transportation markets. The fiscal 2003 acquisitions of Polymer Extruded Products and Trienda's Extrusion acquisitions caused sales volume in pounds to increase by approximately 10% for both periods. The product mix sold by the Trienda Extrusion business has an average sales price per pound that is lower than the group's average, and the increase in mix of this business accounted for the difference between the 24% net sales increase and 30% volume growth for the third quarter. Operating margin increased to 10.7% and 10.6% in the quarter and nine months of the current year from 10.1% in both comparable periods of the prior year. Operating earnings per pound sold increased to
11.2 cents and 11.1 cents for the quarter and nine month period of the current year from 11.0 cents and 10.8 cents for the similar periods of the prior year. The increases in operating margin and operating earnings per pound sold were driven by increased leverage from sales growth and cost containment efforts, partially offset by the impact of resin price increases.

     The Color & Specialty Compounds segment's net sales were $75.1 million and $219.4 million for the quarter and nine months ended July 31, 2004 compared to $64.3 million and $192.2 million for the prior year periods representing an increase of 17% for the quarter and 14% for the nine-month period. Internal volume growth represented 11% and 7% of the increase for the quarter and nine-month period, respectively with sales price increases due to resin price increases representing the majority of the remaining growth. The volume growth reflects an extremely soft third quarter in 2003 and was due primarily to strong demand particularly in the packaging, transportation and appliance markets. Operating margin improved to 8.2% and 8.4% for the quarter and nine months ended July 31, 2004 from 7.3% and 7.9% in the comparable periods of the prior year. Operating earnings per pound sold increased to 4.0 cents for both the quarter and nine-month periods of the current year from approximately 3.5 cents for comparable periods of the prior year. The double-digit increase in operating earnings per pound was primarily driven by leverage from the strong sales growth partially offset by increases in raw materials. This segment's recent positive trend in internal growth over the past two quarters gives us encouragement that once the current resin market stabilizes or prices roll back to more reasonable levels, our traditional operating margins for this segment will return.

      The Molded & Profile Products segment's net sales increased to $16.5 million and $52.2 million for the quarter and nine months ended July 31, 2004 compared to $15.6 million and $48.9 million in the similar 2003 periods. Operating earnings also increased to $1.4 million and $5.2 million for the quarter and nine months ended July 31, 2004, from $1.3 million and $3.8 million for the prior year's similar periods. The increase in sales and operating earnings were primarily driven by strong demand in the recreation & leisure and building & construction markets. Management plans some operational realignments in this group over the next 6-12 months, which should result in improved performance in fiscal 2005.

Other Matters

      We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Management has agreed to participate along with thirty-one other companies in an environmental study to determine the extent and sources of contamination at this site. We believe it is possible that the ultimate liability from this issue could materially differ from the Company's $325 thousand accrual as of July 31, 2004. In the event of one or more adverse determinations related to this issue, the impact on the Company's results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.

     The plastic resins we use in our production processes are derived from crude oil and natural gas, which are available from a number of domestic and foreign suppliers. Historically, our raw materials have been only somewhat affected by supply, demand and price trends of the petroleum industry; however, more recently the unusually high price of crude oil has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries have resulted in unusually high pricing pressures during 2003 and 2004. These pressures resulted in dramatic increases in the prices of our raw materials. We have generally been able to minimize the impact of past price increases in raw material costs by controlling inventory levels, increasing production efficiencies, passing through price changes to customers, and the negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and have negatively affected our operating margins in 2003 and 2004. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility, and our ability to manage future pricing changes is uncertain.


Liquidity and Capital Resources

Cash Flow
      Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties, and our recent equity offering. Our principal uses of cash have been to support our operating activities, invest in capital improvements, finance strategic business/outsourcing acquisitions, and pay dividends on our common stock. Cash flows for the periods indicated are summarized as follows:

                                             Nine Months Ended
     (Dollars in millions)                July 31,       Aug. 2,
                                            2004           2003
                                        ------------  -------------
     Net cash provided by
     operating activities                 $    16.6      $  41.6
                                        ============  ============
     Net cash used for
     investing activities                 $   (32.3)     $ (41.0)
                                        ============  ============
     Net cash provided by/(used for)
     financing activities                 $    25.2      $  (3.9)
                                        ============  ============
     Increase/(decrease) in cash
     and equivalents                      $     9.6      $  (3.1)
                                        ============  ============

      Operating cash flows provided by net earnings increased 33% to $32.9 million for the nine months ended July 31, 2004 from $24.8 million for the nine months ended August 2, 2003. Changes in current assets and liabilities, net of the effects of acquisitions, used $44.0 million of our operating cash flows in 2004 compared to $8.2 million in the first nine months of 2003. Operating cash flows used by changes in accounts receivable totaled $22.7 million due primarily to the funding of strong growth in sales. Operating cash flows used for changes in inventory totaled $26.5 million due to increases in business volumes, selective pre-buys of raw materials ahead of announced price increases and increases in the price of resins.

      The Company's primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first nine months of 2004 were $22.7 million as compared to $17.7 million for the first nine months of 2003. The increase in capital expenditures is primarily due to expenditures associated with the expansion of our Donchery, France facility and our new Product Development Center in Warsaw, Indiana. We currently anticipate total capital expenditures of approximately $28 million for fiscal 2004. Borrowings for business and outsourcing acquisitions totaled $9.6 million for the first nine months of 2004 as compared to $23.6 in the first nine months of 2003. The 2004 acquisitions included $1.4 million paid to complete the September 2003 acquisition of Trienda's extrusion business, $2.2 million spent to acquire certain equipment and working capital assets from the former Quality Plastic Sheet operation along with a long-term supply contract from its largest customer, and $6.0 million for certain assets of BASF Aktiengesellschaft of Germany. The 2003 payment was for the purchase of Polymer Extruded Products.

      Cash provided by financing activities totaled $25.2 million for the first nine months of 2004. On February 3, 2004 Spartech completed a common stock offering that provided $60.9 million. Other financing activities during the first nine months of 2004 included debt repayments funded by the offering, borrowings for operations of $24.2 million, borrowings for acquisitions of $9.6 million, and dividend payments with other items netting to usage of $8.6 million.

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

      On March 3, 2004, Spartech refinanced its U.S. unsecured bank credit facility providing aggregate availability of $200 million and expiring on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or Eurodollar Rate plus a 0.5% to 1.125% borrowing margin and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facility. On April 22, 2004, Spartech Canada refinanced its unsecured bank credit facility providing aggregate availability of $10 million Canadian and expiring on March 3, 2009. Interest on the bank credit facility is payable at a rate chosen by the Company of either prime or LIBOR plus a .5% to 1.125% borrowing margin and the agreement requires a non-use fee of .10% to .275% for any unused portion of the facility. At July 31, 2004, our total outstanding borrowings under our bank credit facilities were $125 million at a weighted average interest rate of 6.9% (including the effect of an interest rate swap). We had approximately $69 million in borrowing capacity under our bank credit facilities at the end of the third quarter of 2004. We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will satisfy our working capital needs, regular quarterly dividends, and planned capital expenditures for the next year. Refer to Note K - Subsequent Events for discussion of the intended $150 million private placement of unsecured notes related to the VPI acquisition.

      If our cash from operations were substantially reduced and our access to the debt and equity markets became more limited, we might not be able to repay the obligations as they become due. Our current credit facilities also contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth levels. While we were in compliance with such covenants through the first nine months of 2004 and currently expect to be in compliance throughout the balance of the fiscal year, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.


Outlook

      We expect strong demand in the fourth quarter to continue to produce solid sales growth, currently estimated at 8-10% over the prior year period. Despite this strong demand, volatile oil prices have resulted in increasing raw material costs that could continue to put pressure on operating margins.

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

      For additional information regarding our significant accounting policies, see Note 1 to our 2003 Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Cautionary Note on Forward Looking Statements

     Statements in this Form 10-Q that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation and Environmental Matters, and International Operations) of the Company's 2003 Annual Report on Form 10-K other important factors which have impacted and could impact the Company's operations and results, include:

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

   Investors are also directed to the discussion of risks and uncertainties associated with forward-looking statements contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Item 4.  CONTROLS AND PROCEDURES

      Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of July 31, 2004, to provide reasonable assurance of the achievement of these objectives.

      Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

      There was no change in the Company's internal control over financial reporting during the quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 6 (a).    Exhibits

     11   Statement re Computation of Per Share Earnings
     31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO.
     31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO.
     32   Section 1350 Certifications of CEO & CFO.


Item 6 (b).    Reports on Form 8-K

     The Company filed a Form 8-K dated May 11, 2004 to furnish the press release providing guidance for fiscal 2004 second quarter sales.

     The Company filed a Form 8-K dated June 3, 2004 to furnish the press release regarding earnings results of the Company for the quarter ended May 1, 2004.
                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   September 9, 2004                 /s/ Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                                          /s/Randy C. Martin
                                          Randy C. Martin
                                          Executive Vice President -
                                          Corporate Development and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)