Form 10-K
period 2004-10-30
SPARTECH CORP
filed 2005-01-13
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 30, 2004


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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $724,659,535 on May 1, 2004.

There were 32,203,854 total shares of common stock outstanding as of December 31, 2004.

                      Documents incorporated by reference
   1)  Portions of the 2004 Annual Report to Shareholders (Parts I and II).
   2) Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).


                                    PART I

Item 1.   BUSINESS

General

      Spartech Corporation (the "Company"), together with its subsidiaries, is an intermediary processor of engineered thermoplastics. The Company converts base polymers, or resins, from commodity suppliers into extruded plastic sheet & rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates & blended resin compounds, and injection molded & profile extruded products. Our products are sold to approximately 7,300 original equipment manufacturers and other customers in a wide range of end markets. We operate 49 production facilities in North America and two in Europe, and are organized into three reportable segments, based on the products we manufacture: Custom Sheet & Rollstock; Color & Specialty Compounds; and Molded & Profile Products.

 Custom Sheet & Rollstock sells its products to various manufacturers who use plastic components in their industrial products. Our custom sheet and rollstock is utilized in several end markets including food/medical packaging, signs/advertising, spas, bathtubs & shower surrounds, burial vault liners, automotive & recreational vehicle components, aircrafts, boats, security windows, and refrigerators. The Company is North America's largest extruder of custom rigid plastic sheet and rollstock, operating 28 facilities in the United States, Canada, Mexico and France under the names Spartech Plastics, Spartech Polycast and Spartech PEP.

 Color & Specialty Compounds sells custom designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food/medical packaging, automotive equipment, consumer electronics & appliances, roofing, wall coverings, and other end markets. We produce and distribute these products from 16 facilities under the names Spartech Polycom, Spartech Color, and Spartech Vy-Cal in the United States, Canada, Mexico and France.

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


      Spartech was incorporated in the State of Delaware in 1968, succeeding a business which had commenced operations in 1960. Our principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. Our telephone number is (314) 721-4242. Our website address is www.spartech.com.

Industry Overview

  The intermediary processor segment of the plastics industry is fragmented, with over 2,000 plastics processing companies many of which compete with us in one or more of the following areas in which we operate:

* Sheet Extrusion - Plastic sheet is produced by forcing melted plastic through a wide, flat die between polished or textured metal rollers and onto a flat cooling bed for cutting to the desired width and length.
* Rollstock Extrusion - Similar to sheet extrusion, except that the plastic is wound onto rolls rather than cut into flat pieces of a specific length.
*    Calendering     - Plastic film is produced by drawing molten polymer
between two counter-rotating rollers under pressure.
* Cell Cast Acrylics - Acrylic sheet is produced by pouring a reactive mixture of liquid monomers, additives and catalysts between two polished glass sheets held together at a desired thickness, and allowing the mixture to polymerize with time, heat, and pressure in an oven or water bath until solid.
* Specialty Compounding - Basic plastic resins are melted and mixed with additives,fillers, or other plastics in order to impart specific properties such as gloss, strength or moldability to the resulting mixture, which is typically sold and shipped in pellet form.
* Color Concentrates - Basic plastic resins are melted and mixed with pigments in order to produce colored pellets, which plastics compounders or fabricators blend with natural color plastics to make products of desired colors.
* Profile Extrusion - Products having a desired two-dimensional cross-section,such as plastic fence rails or window frames, are produced by forcing melted plastic through a die of various shapes, cooling it in air or in a water bath, and cutting it to the desired length.
* Cast Acrylic Rods & Tubes - Rods are produced from reactive mixtures similar to those used for cell cast acrylics by curing the mixture in a vertical, tubular mold and then grinding and polishing the rod to the desired length and diameter. Tubes are produced by curing a similar mixture against the inside of a drum-shaped mold of the desired length and diameter while it revolves on a horizontal axis.
* Injection Molding - Three-dimensional products such as wheels are formed by forcing melted plastic into a mold cavity under pressure so that when cooled the plastic reflects the shape of the cavity.

 There are various other processes used within the plastics processing industry in which we do not compete, such as, continuous cast acrylics, blown film extrusion, pipe and tube extrusion, thermoforming, blow molding and rotational molding.

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

  A large percentage of the plastics processors in the United States are small to mid-size regional operations that generate less than $50 million in annual sales, and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation include:

*    Greater focus on management transition issues by plastics entrepreneurs;
* The potential to achieve economies of scale and obtain revenue and fixed cost synergies;
* Processors seeking to focus on fewer core competencies and outsourcing non-core operations;
* Increased capital and technical capabilities necessary to increase production efficiencies and expand capacity; and
*    Customers seeking to deal with fewer suppliers.


Our Competitive Strengths

 Our competitive strengths include:

 * Market Position. According to the Plastics News Market Data Book, December 27, 2004, we are the largest producer of extruded sheet and rollstock in North America, and we are one of the leading producers of color and specialty compounds in North America.

 * New Product Development. Our diversity of product capabilities and experienced operating personnel have provided a consistent means for identifying and developing new product applications through both the use of our proprietary Alloy Plastics and the acceleration of Product Transformation ideas.

 * Benefits from Acquisitions. We have completed six significant acquisitions of businesses over the past five years. Our successful integration of these acquisitions into our business has enabled us to achieve synergies and operating leverage through:

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

  These factors enable us to broaden our product capabilities and enhance customer service while maintaining our cost competitiveness

 * Commitment to Customer Service. We seek to differentiate ourselves from our competitors by emphasizing our wide range of product offerings, consistentproduct quality, outstanding customer service, and i nnovative technical solutions for our customers.

 * Diversified Customer Base. We sell our products to approximately 7,300 customers in a broad range of end markets, with no single customer accounting for more than 6% of our 2004 sales. Our top 25 customers represented 32% of our 2004 sales. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 24% of our 2004 sales. The packaging market generally experiences faster growth and less cyclicality than the other major markets served by plastics processors.

 * Geographic Presence. Our 51 plants are strategically located in 42 cities throughout North America and in one city in France. The close proximity of our plants to our customers saves shipping costs, reduces delivery times and increases our presence in a variety of markets.

 * Decentralized Management Structure. Our day-to-day operating decisions are made at each of our operating locations. This promotes operating efficiency, timely decision making and effective integration of the businesses we acquire.

  Due to the size and breadth of our operations, we believe we are well positioned to increase our business through new product developments, the continuing substitution of thermoplastics for wood, metal and fiberglass applications, and selective acquisitions. We call our new products Alloy Plastics and the substitution process Product Transformations, and additional information regarding these items is covered in the Operating Philosophy section that subsequently follows. Significant acquisitions of businesses completed over the last five years are summarized below:


Date Acquired    Business Acquired              Products / Segments
February 2000    Uniroyal Technology            Extruded Sheet &
                 Corporation's                  Rollstock
                    High Performance Plastics     and Cell Cast
                                                Acrylic
October 2000     Alshin Tire Corporation        Injection Molded
                                                Products
June 2002        GWB Plastics Holding Co.       Color & Specialty
                                                Compounds
March 2003       Polymer Extruded Products      Film & Extruded
                                                Sheet
September 2003   TriEnda Division of Wilbert,   Extruded Sheet &
                 Inc.                           Rollstock
October 2004     VPI Divisions -
                  Sheet Products Division       Extruded Sheet &
                  Contract Manufacturing        Rollstock
                 Division                       Flexible Thick-gauge
                   Film & Converting Division   sheet
                                                Calendered Film &
                                                Converting

   As a result of our acquisitions, we have been able to enhance our market position, aggressively develop new and diverse products, achieve synergies and operating leverage, expand our geographic presence into 51 plants in 43 cities, and diversify our customer base, all of which help us to better serve our customers by having the ability to offer them broader product capabilities while being more cost-competitive.

  Further information with respect to Spartech's recent acquisition activity is set forth in Note 2 to the Consolidated Financial Statements on page 28 of the 2004 Annual Report to Shareholders, included in Exhibit 13 to this report.

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

Focused Growth Strategy-We call the initiatives under our focused growth strategy the Four Cornerstones for Growth, which focuses on balanced revenue growth both through internal means - new product developments, product transformation initiatives and business partnerships - and through strategic acquisitions and other new investments. The four elements of this growth strategy are:

* Business Partnerships. We are committed to building business partnerships that provide long-term growth opportunities and enhance customer
 relationships.   We  regularly  partner with customers and resin suppliers
  to  develop  custom engineered products that significantly contribute to strengthening  our position
  in  the  intermediary  processor segment of  the  plastics  industry.   These
  partnerships offer direct and indirect benefits to us and our customers by broadening product lines, lowering the cost of technological efforts, and expanding our opportunities in new markets. In an effort to exceed customer expectations, we have designed several continuous improvement initiatives such as the "Total Transaction Quality," "Growth Through Training" and "Total Customer Satisfaction" programs. These programs involve customer contact and survey processes, ISO9000 and QS9000 quality system certifications, customer training offerings, and quality management reviews.

* Strategic Expansions. As a result of our size and breadth of operations, we believe that we are well positioned for continued expansion through selective acquisitions. In evaluating acquisition opportunities, we target acquisition candidates that: (1) add complementary product lines (with emphasis on companies producing specialty or value-added thermoplastic products) or serve new markets; (2) increase geographic presence or market penetration; and (3) provide operational synergies in purchasing, production and customer service. In addition, trends and developments in the industry have promoted opportunities for outsourcing transactions whereby customers or other third parties look to sell their non-core operations/equipment to intermediary processors such as us. We have also expanded or constructed new facilities to increase our capacity for new market growth.

* Product Transformations. Product Transformations are applications that result from the ongoing transition of products previously manufactured from traditional materials (such as wood, metal or fiberglass) into higher performing and less expensive recyclable thermoplastics. Product Transformations are a key element of our internal growth. Since 1995, we have participated in almost 400 Product Transformations. In 2004 alone, we completed over 90 new Product Transformations. We opened a product development center (PDC) in Warsaw, Indiana in 2004 the purpose of which is to (1) provide customers innovative product and process solutions,
  (2) accelerate the flow of new products to market, (3) design optimal product formulations and (4)complement customers technical capabilities.  The Company is the market leader
  in custom sheet and rollstock, where the transformation process has been accelerating. Sizable metal, glass and fiberglass specialty components are being replaced by thermoplastics in the sign & advertising and transportation markets. We utilize the experience of our sales and production personnel, partnerships with suppliers, and relationships with customers to identify and help develop new applications for our products. Product Transformations have been a key contributor to our internal growth rates. Penetration of plastics into the appliance & electronics, automotive, building & construction, recreation & leisure, and packaging markets continues to expand the opportunities for Product Transformations.

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

* Pyramid of Communication. Focuses on the effective use of information technology to drive business growth, improve customer satisfaction,
  and enhance shareholder  relations.   Our new Growth Focused
  Communication program was implemented in 2000 to install the policy and procedure changes needed to continually improve in the areas of
  (1) Customer,  Sales,  Marketing  and Manufacturing  Information Integration,
  (2) Electronic Commerce  and  Product Development  Technology,
  (3) Enterprise-Wide Communication Systems,  and  (4) Internet-
  Enabled Applications.

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

  In addition to these Focused Growth and Continuous Improvement Strategies, we recently implemented our "Investing in.People, Products, Technology, and Globalization" initiative. This operating initiative represents our short-term plan to support our annual operating excellence and financial goals. Under this initiative, our investments are designed to help accomplish the following:

* People. Utilize regional and corporate training to advance the knowledge base of all personnel.

*      Products.    Accelerate   Alloy  Plastics  and  Product   Transformation
  introductions through the utilization of our new PDC.

*     Technology.   Continually monitor the development of  new  processes  and technologies.

* Globalization. Implement our "Three Continent Plan" to become the best solution oriented global plastics processor of the future.

We   believe   that   our  Investing  in.People,  Products,   Technology,   and
Globalization initiative will help drive growth and additional improvements in our operations and production process.


Operating Segments

   We operate our 51 production facilities in North America and Europe in three segments: Custom Sheet & Rollstock, Color & Specialty Compounds, and Molded & Profile Products.

Custom Sheet & Rollstock-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate expenses) of the Custom Sheet & Rollstock segment for fiscal years 2004, 2003 and 2002 were as follows:

                                   Fiscal Year
                       2004             2003           2002
                                  (in millions)
Net Sales             $750.5           $628.5     $600.5
Operating              $76.1          $  63.1     $  62.3
Earnings

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

*     New  Product  Development.   This segment is  actively  involved  in  the
  development of Alloy Plastics. These products include engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. They offer end-product manufacturers a variety of solutions to design high performance (such as light weight, weatherable, formable/shapeable, high gloss/non-painted and durable) and environmentally-friendly products at reduced costs. The Company currently offers 54 such Alloy Plastics, ten of which were introduced in April 2004.

* Manufacturing and Production. This segment operates 27 facilities in North America and one in Europe. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form.
  We extrude a  wide  variety  of  plastic resins, including ABS
  (acrylonitrile  butadiene styrene),    polycarbonate,   polypropylene,
   acrylic,  PET   (polyethylene terephthalate), polystyrene, polyethylene,
   PVC (polyvinyl chloride) and  PETG (polyethylene terephthalate glycol).

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

  o We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. During 2004, we sold products of the Custom Sheet & Rollstock segment to more than 4,000 customers, including Sub-Zero Freezer Company, The ConAgra Brands, Inc., Jacuzzi Incorporated, Igloo Corporation, Textron, Inc. and Newell-Rubbermaid.

* Competition. The Custom Sheet & Rollstock processing segment is highly competitive. Since the Company manufactures a wide variety of products, we compete in different areas with many other companies. We compete generally on the basis of price, product performance, and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, achieve production efficiencies to process the products profitably and provide new product solutions to customer applications. Some of our primary competitors in the Custom Sheet
  & Rollstock segment are CYRO Industries, Kama Corp., Primex Plastics Corporation, and Klockner-Pentaplast of America, Inc. We believe we compete effectively with these companies in each of these key areas.

Color & Specialty Compounds-Net sales and operating earnings (consisting of earnings before interest, taxes and corporate expenses) of the Color & Specialty Compounds segment for fiscal years 2004, 2003 and 2002 were as follows:

                                      Fiscal Year
                       2004              2003              2002
                                     (in millions)
Net Sales             $302.7            $263.0            $235.7
Operating             $  23.7           $  21.0           $  25.7
Earnings

* Products - The Color & Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, and calendered film for a large group of manufacturing customers who produce consumer appliance components, lawn & garden equipment, food & medical packaging, vehicle components, and numerous other products. The segment operates under three business names:

- Spartech Polycom produces its own line of proprietary compounds & color concentrates and also provides toll compounding services for engineered resins, flame retardants and other specialty compounds. In addition, Spartech Polycom produces thick-gauge, flexible sheet, calendered flexible film, and converted decorative film.

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

*     New  Product  Development.   This segment  has  well-equipped  laboratory
  facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. We create new specialty compounds by adding fillers and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high- performance and environmentally-friendly products on a cost-efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates (glass-reinforced polypropylene) product introduced in 2001 was the first new and additives.  The ReinForce GRPP product of the Color & Specialty
  Compound group that was marketed as an AlloyPlastic.  Several new Alloy
   Plastics have been introduced by this segment since that date.

* Manufacturing and Production. This segment operates 15 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polystyrene, ABS, TPO's, and PVC. We also use colorants, mineral and glass polyethylene, reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then normally fed into an extruder and formed into pellets.

* Marketing, Sales and Distribution. The Company generates most of the Color & Specialty Compounds segment's sales in the United States and
  Canada but also sells to customers in Europe and Mexico. The Company sells the segment's products principally through its own sales force, but also uses independent sales representatives. During 2004, the
  Company sold products of the Color & Specialty Compounds segment to approximately 2,100 customers, including the Solo Cup Company, Lear Corporation, DaimlerChrysler, Igloo Corporation
 and Pactiv Corporation.

*      Competition.   The  Color  &  Specialty  Compounds  segment  is   highly
  competitive. We compete with some companies which are much larger than we are and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We compete generally on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, and achieve production efficiencies to process the products profitably. Some of our primary competitors in the Color & Specialty Compounds segment are Ampacet Corporation,
  AMETEK  Westchester Plastics, A. Schulman, Inc., Ferro Corp., PolyOne
   Corporation, RheTech, Inc., and Washington Penn Plastic Co., Inc. We believe we compete effectively with these companies in each of these key areas.

Molded & Profile Products-Net sales and operating earnings (consisting of earnings before interest, taxes, and corporate expenses) of the Molded & Profile Products segment for fiscal 2004, 2003 and 2002 were as follows:

                                      Fiscal Year
                       2004              2003              2002
                                     (in millions)
Net Sales              $68.6             $64.6             $62.1
Operating             $  6.3            $  5.4            $  3.5
Earnings

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

* Marketing, Sales and Distribution. Spartech Industries-Custom Engineered Wheels, Profiles, Marine and Townsend market their products throughout North America. We sell the segment's products principally through our own sales force, but also use independent sales representatives and wholesale distributors. During 2004, we sold products of the Molded & Profile Products segment to approximately 1,000 customers, including MTD Products, Honda, Invacare, and Brentwood Industries.

* Competition. The Molded & Profile Products segment is highly competitive and highly fragmented. Since we manufacture a wide variety of products, we compete in different areas with many other companies, some of which are much larger than we are and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We generally compete on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, and provide new product offerings. Some of our primary competitors in the Molded & Profile Products segment are Bunzl Extrusion, Inc., Flex Technologies, Inc., Royal Group Technologies Limited, and Trintex Corporation. We believe we compete effectively with these companies in each of these key areas.

Raw Materials

    We  use  large  amounts  of  various plastic resins  in  our  manufacturing processes. These resins are crude oil or natural gas derivatives which are available from a number of domestic and foreign suppliers. Historically, our raw materials are only somewhat affected by supply, demand and price trends in the petroleum industry, however, more recently the unusually high price of crude oil has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries have resulted in unusually high pricing pressures during 2003 and 2004. These pressures resulted in dramatic increases in the prices of our raw materials. In prior years, we were able to minimize the impact of such price increases in raw material costs by controlling our inventory levels, increasing production efficiencies, passing through price changes to customers, and negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and have negatively affected our operating margins in 2003 and 2004. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility, and our ability to manage future pricing changes is uncertain.

     We manage our principal purchasing contracts through our corporate headquarters in Clayton, Missouri in order to realize the benefits of volume purchasing and centralized management of the effects of supplier price changes to remain a low-cost producer for our customers. Since we are a custom manufacturer, we do not typically hedge our purchases of materials, we build little product for inventory, and we have a short backlog of orders at any point in time. We have also implemented a centralized program to aggressively manage our inventory levels. However, we will pre-purchase inventory when significant price increases are predicted to manage the future impact of rising prices.

Seasonality

    Our sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of our various customers in each region.


Backlog

    We estimate that the total dollar volume of our backlog as of October 30, 2004 and November 1, 2003 was approximately $120.0 million and $92.9 million, respectively, which represents approximately six weeks of production for 2004 and five weeks of production for 2003.


Employees

    Our total number of employees is approximately 3,750. There are 2,926 production personnel at our 51 facilities, approximately 27% of whom are union employees covered by several collective bargaining agreements. We consider our employee relations to be good. Management personnel total approximately 825 supervisory/clerical employees, none of whom are unionized.


Government Regulation and Environmental Matters

    The Company is subject to various laws governing employee safety and environmental matters. The Company believes it is in material compliance with all such laws. The Company is subject to federal, state, local and non-U.S. laws and regulations governing the quantity of certain specified substances that may be emitted into the air, discharged into interstate and intrastate waters, and otherwise disposed of on and off the properties of the Company. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary has agreed to participate along with at least 39 other companies (including several companies added in
2004)  in  an  environmental  study to determine  the  extent  and  sources  of contamination at this site. We believe it is possible that the ultimate liability from this issue could materially differ from the Company's $221,000 accrual as of October 30, 2004. In the event of one or more adverse determinations related to this issue, the impact on the Company's results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.


International Operations

    Information regarding our operations in various geographic segments is located in Note 14 to the Consolidated Financial Statements beginning on page 35 of the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13 and incorporated by reference. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.



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

   The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years
Name                Age   Current Office, and Prior Positions and
                          Employment
Bradley B. Buechler 56    Chairman of the Board (since March 1999),
                          President (since 1987) and Chief Executive
                          Officer (since 1991).  Mr. Buechler, a CPA,
                          was with Arthur Andersen LLP before the
                          commencement of his employment with the
                          Company in 1981.
George A. Abd       41    Executive Vice President, Color & Specialty
                          Compounds (since September 2000) and Molded &
                          Profile Products (since May 2004); Vice
                          President of Compounding for the Company's
                          Spartech Polycom Division from March 1998 to
                          September 2000.  Mr. Abd held various
                          positions with Polycom Huntsman, Inc for
                          eleven years prior to its acquisition by the
                          Company in March 1998.
Randy C. Martin     42    Executive Vice President (since September
                          2000) Corporate Development (since May 2004)
                          and Chief Financial Officer (since May 1996);
                          Corporate Controller from 1995 to May 1996;
                          Vice President, Finance from May 1996 to
                          September 2000.  Mr. Martin, a CPA and CMA,
                          was with KPMG Peat Marwick LLP for eleven
                          years before joining the Company in 1995.
Steven J. Ploeger   43    Executive Vice President Custom Sheet &
                          Rollstock (since May 2004); Vice President
                          Spartech Plastics from 2000 to 2004; General
                          Manager Spartech Plastics - North Region from
                          1996 to 2000.  Mr. Ploeger also held various
                          sales management positions with the Company
                          from 1985 to 1996.
David G. Pocost     43    Executive Vice President - Technology and
                          Administration (March 2004 to January 3,
                          2005), Executive Vice President, Extruded
                          Sheet and Profile Products (since September
                          2000); Director of Quality & Environmental
                          Affairs from 1994 to December 1996; Vice
                          President, Quality & MIS from December 1996
                          to September 1998, and Vice President,
                          Engineering, Quality & MIS from September
                          1998 to September 2000.
Jeffrey D. Fisher   56    Vice President and General Counsel (since
                          July 1999); and Secretary (since September
                          2000).  Mr. Fisher, an attorney, was with the
                          law firm of Armstrong Teasdale LLP for 24
                          years, the last 17 years as a partner, before
                          joining the Company in July 1999.
Phillip M. Karig    48    Vice President-Purchasing and Supply Chain
                          Management (since September 2001), Director
                          of Purchasing from February 2000 to September
                          2001.  Mr. Karig was with Uniroyal Technology
                          Corporation for 12 years in various
                          purchasing, logistics, and materials
                          management positions before joining the
                          Company in February 2000.
Donna F. Loop       46    Vice President Human Resources (since
                          December 2004), Director of Human Resources
                          (February 2001 - December 2004).  Ms. Loop
                          was with Dana Corporation from August 1997 to
                          February 2001 as Human Resource Manager, and
                          was with Spartech Plastics, Cape Girardeau in
                          various positions from September 1980 to
                          August 1997.
Michael G. Marcely  37    Vice President (Since December 2004) and
                          Corporate Controller (since July 2004),
                          Director of Internal Audit January 2003 to
                          July 2004.  Mr. Marcely, a CPA, was with
                          Ernst & Young LLP for four years, Emerson
                          Electric for four years and KPMG LLP for six
                          years before joining the Company in 2003.
William F. Phillips 57    Vice President - National Sales Accounts
                          (since December 2002), Director of Marketing
                          from July 1998 to December 2002.  Mr.
                          Phillips also held various sales management
                          positions with the Company from March 1989 to
                          July 1998.
Suzanne M. Riney    41    Vice President Environment and Quality (since
                          December 2004), Director of EHS & Training
                          Development (since May 2000), Manager of
                          Environmental Health and Safety from May 1998 to May 2000. Ms. Riney is a Professional
                          Engineer and held various positions in
                          Environmental Consulting and Civil
                          Engineering for 13 years before joining the company in 1998.

Item 2.   PROPERTIES

    The Company operates in plants and offices aggregating approximately 4,272,000 square feet of space. Approximately 1,775,000 square feet of plant and office space is leased with the remaining 2,497,000 square feet owned by the Company. A summary of the Company's principal operating facilities follows:

Custom Sheet & Rollstock
Location        Description        Size in Square  Owned/Leas
                                   Feet            ed
Arlington, TX   Extrusion plant &  135,000         Leased
                offices
Atlanta, GA     Extrusion plant &  85,000          Leased
                offices
Cape            Extrusion plant &  100,000         Owned
Girardeau, MO   offices
                                   14,000          Leased
Clare, MI       Extrusion plant &  31,000          Owned
                offices
Evanston, IL    Extrusion plant &  123,000         Leased
                offices
Greenville, OH  Extrusion plant &  80,000          Owned
                offices
                                   21,000          Leased
Hackensack, NJ  Cast acrylic       81,000          Leased
                plant & offices
La Mirada, CA   Extrusion plant &  64,000          Leased
                offices
Mankato, MN     Extrusion plant &  38,000          Owned
                offices
                                   57,000          Leased
McMinnville,    Extrusion plant &  40,000          Owned
OR              offices
Muncie, IN      Extrusion plant &  152,000         Owned
                offices
Newark, NJ      Extrusion plant &  61,000          Owned
                offices
Paulding, OH    Extrusion plant    71,000          Owned
                & offices
                                   69,000          Leased
Phoenix, AZ     Cast acrylic &     33,000          Leased
                offices
Portage, WI     Extrusion plant &  113,000         Owned
                offices
                                   47,000          Leased
Portage, WI     Extrusion plant    54,000          Leased
Ramos  Arizpe,  Extrusion plant &  55,000          Owned
Mexico          offices
Redlands, CA    Extrusion plant &  60,000          Owned
                offices
Richmond, IN    Extrusion plant &  54,000          Owned
                offices
                                   41,000          Leased
Sheboygan       Extrusion plant &  30,000          Owned
Falls, WI       offices
                                   30,000          Leased
Stamford, CT    Cast acrylic &     80,000          Leased
                offices
                                   7,000           Leased
Taylorville,    Extrusion plant &  39,000          Owned
IL              offices
                                   5,000           Leased
Warsaw, IN      Extrusion plant &  187,000         Owned
                offices
                                   93,000          Leased
Wichita, KS     Extrusion plant &  62,000          Owned
                offices
                                   110,000         Leased
Cornwall #1,    Extrusion plant &  48,000          Leased
Ontario         offices
Cornwall #2,    Extrusion plant &  64,000          Leased
Ontario         offices
Donchery,       Extrusion plant &  66,000          Owned
France          offices
Granby, Quebec  Extrusion plant &  70,000          Owned
                offices
                                   2,570,000


Color & Specialty Compounds

Location         Description           Size in        Owned/Lease
                                       Square Feet    d
Arlington, TX    Compounding plant &   133,000        Leased
                 offices
Atlanta, GA      Compounding sales     5,000          Leased
                 office
Cape Girardeau,  Compounding plant &   56,000         Owned
MO               offices
                                       60,000         Leased
Conneaut, OH     Compounding plant &   94,000         Owned
                 offices
Conshohocken,    Calendering plant &   42,000         Owned
PA               offices
Donora #1, PA    Compounding plant &   142,000        Owned
                 offices
Donora #2, PA    Compounding plant &   88,000         Owned
                 offices
Kearny, NJ       Compounding plant &   57,000         Owned
                 offices
Lake Charles,    Compounding plant &   55,000         Owned
LA               offices
Lockport, NY     Compounding plant &   45,000         Owned
                 offices
Manitowoc, WI    Compounding plant &   95,000         Owned
                 offices
Ramos   Arizpe,  Compounding plant &   50,000         Owned
Mexico           offices
Salisbury, MD    Calendering plant &   130,000        Owned
                 offices
St. Clair, MI    Compounding plant &   72,000         Owned
                 offices
Stratford,       Color plant &         72,000         Owned
Ontario          offices
                                       25,000         Leased
Donchery,        Compounding plant &   30,000         Owned
France           offices

                                       1,251,000

Molded & Profile Products

Location        Description           Size in        Owned/Lease
                                      Square Feet    d
Des Moines, IA  Cast acrylic plant &  72,000         Owned
                offices
El Monte, CA    Profile plant &       58,000         Leased
                offices
Rancho          Injection molding     17,000         Leased
Cucamonga, CA   plant
Rockledge, FL   Marine products       112,000        Leased
                plant
Tupelo, MS      Injection molding     104,000        Leased
                plant
Warsaw, Indiana Injection molding     41,000         Owned
                plant & offices
Winnipeg,       Profile plant &       47,000         Owned
Manitoba        offices
                                      451,000


   In addition, the Company leases office facilities for its world headquarters
in   St.   Louis,  Missouri  and  for  administrative  offices  in  Washington,
Pennsylvania, the aggregate square footage of which is approximately 32,000.

    The plants located at the premises listed above are equipped with 137 sheet extrusion lines, (73 of which run multi-layered materials), 29 casting machines, 38 profile extrusion lines, (12 of which run multi-layered materials), 52 general compounding lines, 9 color compounding lines, 31 injection molding machines, 3 calendering lines, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $32 million in fiscal 2005) are adequate for the level of business anticipated in fiscal 2005.


Item 3.   LEGAL PROCEEDINGS

    As discussed under Item 1 - Government Regulations and Environmental Matters, the Company has been notified by environmental agencies that it is a potentially responsible party in connection with the investigation and remediation of an environmental site. The Company believes that its potential continuing liability with respect to this site will not have a material adverse effect on its capital expenditures, financial position, or competitive position. Due to uncertainties inherent in this manner, management is unable to estimate the Company's possible additional exposure upon the ultimate outcome of this issue which is not expected to occur for a number of years. In addition, the Company initiates corrective and preventive environmental projects of its own at its operations. Based on current information and estimates prepared by the Company's environmental engineers and consultants, at October 30, 2004, the Company had adequate accruals to cover current environmental expenditures relating to contaminated sites. The accrual represents the Company's best estimate within its range of estimated costs associated with probable remediation, based upon currently available information. Depending upon the results of future testing, the ultimate remediation alternatives undertaken, changes in regulations, new information and other factors, it is possible that the Company could incur material costs in excess of its accrual at October 30, 2004. The Company's estimate of the liability may be revised as additional information is obtained.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 30, 2004.


                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    (a) The information on pages 38, 39, and 41 of the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item. The common stock dividend amounts on page 41 of the 2004 Annual Report to Shareholders present the cash dividends declared in fiscal 2003 consisting of four quarterly payments at ten cents per share and the cash dividends declared in fiscal 2004 consisting of four quarterly payments at eleven cents per share. On December 8, 2004, the Company declared a quarterly dividend of twelve cents per share. The Company's Board of Directors reviews the dividend policy each December based on the Company's business plan and cash flow projections for the next fiscal year.

 (b)   N/A

 (c) Repurchases of equity securities during the fourth quarter 2004 are listed in the following table.

   Period     Total Number     Average    Total Number      Maximum
                of Shares    Price Paid     of Shares      Number of
                Purchased     per Share   Purchased as    Shares That
                                             Part of      May Yet Be
                                            Publicly       Purchased
                                            Announced      Under the
                                            Plans or       Plans or
                                            Programs       Programs
August               13,900        $23.07        13,900        595,946
September            70,000        $23.67        70,000        525,946
October                   -           n/a             -        525,946
   Total             83,900        $23.57        83,900        525,946

  The Company's Board of Directors authorized the repurchase of up to 1 million shares under the August 2002 program. The maximum number of shares that may yet be purchased under this program is 525,946. In October 2004, the Company's Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 1 million.

Item 6.   SELECTED FINANCIAL DATA

    The information on pages 38 and 39 of the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

    The information on pages 13 through 21 of the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

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

     Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation and Environmental Matters, and International Operations) included herein on pages 11 and 12 other important factors which have impacted and could impact the Company's operations and results, include:

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At October 30, 2004, we had no debt subject to variable short-term interest rates. We had $474.1 million of fixed rate financings outstanding as of October 30, 2004, including $125.0 million of floating rate debt fixed through November 2004 by an interest rate swap. Based upon the October 30, 2004 balance of the floating rate debt fixed by an interest rate swap which expires in November 2004, a change of one percent in interest rates would cause a change in net income of approximately $759,000 on an annual basis. Interest expense on the other fixed rate financings will not be materially affected by changes in interest rates over the next 12 months. In addition, the information on page 26, 27, and 36 of the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information entitled "Quarterly Financial Information" on page 36 of the 2004 Annual Report to Shareholders, attached hereto as Exhibit 13, is incorporated by reference in response to this item.

    In addition, the financial statements of the Company filed herewith or incorporated by reference are set forth in Item 15 and included in Part IV of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.


Item 9A.   CONTROLS AND PROCEDURES
    Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of October 30, 2004, to provide reasonable assurance of the achievement of these objectives.
    Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.
    There was no change in the Company's internal control over financial reporting during the quarter ended October 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.   OTHER INFORMATION

None

                                   PART III
Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning Directors of the Company contained in the section entitled "Proposal 1: Election of Directors" of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2005, is incorporated herein by reference in response to this item.

   Information concerning the Executive Officers of the Company is contained on page 14 in Part I of this Report.

    The information concerning Equity Compensation Plans is contained in the section entitled "Equity Plan Compensation Information" of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2005, and is incorporated herein by reference in response to this item.

    The information regarding the audit committee and audit committee financial expert is contained in the section entitled "Board of Directors and Committees" of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2005, is incorporated herein by reference in response to this item.

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

Item 11.   EXECUTIVE COMPENSATION

    The information contained in the sections entitled "Executive Compensation" and "Compensation of Directors" of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2005, is incorporated herein by reference in response to this item.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the section entitled "Security Ownership" of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2004, is incorporated herein by reference in response to this item.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the sections entitled "Proposal 1: Election of Directors," "Executive Compensation" and "Certain Business Relationships and Transactions" of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2005, is incorporated herein by reference in response to this item.



Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information contained in the section entitled "Fees Paid to Auditors," of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission on or about January 25, 2005, is incorporated herein by reference in response to this item.

                                    PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Financial Statements and Financial Statement Schedules

   The following financial statements and financial statement schedules are included in this Form 10-K or incorporated by reference from the 2004 Annual Report to Shareholders filed in part as Exhibit 13 to this Form 10-K:

                                                    Page
                                                               Annual Report
                                                  Form 10-K   to Shareholders

   Report of Independent Registered  Public     F-1           37
Accounting Firm

     Financial Statements

          Consolidated Balance Sheets           -             22

          Consolidated Statements of Operations -             23

          Consolidated Statements of            -             24
Shareholders' Equity

          Consolidated Statements of Cash Flows -             25

     Notes To Consolidated Financial Statements -             26-36

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

   (c)   Exhibits

   The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

    3.1(a)     Restated Certificate of Incorporation
    3.2   Amended and Restated By-Laws, as amended
    4(b) Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent
  10.1(c) Amended and Restated Employment Agreement dated November 1, 2002, between Bradley B. Buechler and Spartech Corporation
  10.2(d) Transition Agreement and Consulting Agreement dated August 3, 2000, between David B. Mueller and Spartech Corporation
  10.3(e) Employment Agreement dated January 1, 2003 between Randy C. Martin and Spartech Corporation
  10.4(f) Employment Agreement dated January 1, 2003 between David G. Pocost and Spartech Corporation
  10.5(m) Employment Agreement dated December 10, 2003 between George A. Abd and Spartech Corporation
  10.6(n) Employment Agreement dated January 1, 2003 between Phillip Karig and
          Spartech Corporation
  10.7 Employment Agreement dated July 1, 2004 between William F. Phillips and Spartech Corporation
  10.8(g) Employment Agreement dated December 1, 2003 between Jeffrey D. Fisher and Spartech Corporation
  10.9 Employment Agreement dated May 1, 2004 between Steven J. Ploeger and Spartech Corporation
  10.10(h)     Form of Indemnification Agreement entered into between Spartech
          Corporation and each of its officers and directors
  10.11(i)     Spartech Corporation 2004 Equity Compensation Plan dated
          December 11, 2003
  10.12(j)  Form of Incentive Stock Option
  10.13(k)  Form of Nonqualified Stock Option
  10.14(l)  Form of Restricted Stock Unit Award
  10.15   Spartech Corporation Deferred Compensation Plan, as amended
  13      Pages 13 through 39 and 41 of 2004 Annual Report to Shareholders
  21      Subsidiaries of Registrant
  23.1    Consent of Independent Registered Public Accounting Firm
  24      Powers of Attorney
  31      Certifications pursuant to Exchange Act Rule 13a-14(a)
  32      Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C.
          Section 1350


   Notes to Exhibits
(a) Filed as Exhibit 3.1 to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
(b) Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.
(c) Filed as Exhibit 10.1 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(d) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 19, 2001 and incorporated herein by reference.
(e) Filed as Exhibit 10.3 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(f) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(g)  Filed as Exhibit 10.11 to the Company's Form 10-K filed with the
      Commission on January 16, 2004 and incorporated herein by reference.
(h)  Filed as Exhibit 10.10 to the Company's Form 10-K filed with the
      Commission on January 17, 2003 and incorporated herein by reference.
(i) Filed as Exhibit 4.1 to the Company's Form S-8 (File No. 333-113752) filed with the Commission on March 19, 2004 and incorporated herein by reference.
(j) Filed as Exhibit 1.01(2) to the Company's Form 8-K dated December 8, 2004 and incorporated herein by reference.
(k) Filed as Exhibit 1.01(3) to the Company's Form 8-K dated December 8, 2004 and incorporated herein by reference.
(l) Filed as Exhibit 1.01(4) to the Company's Form 8-K dated December 8, 2004 and incorporated herein by reference.
(m) Filed as Exhibit 10.6 to the Company's Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.
(n) Filed as Exhibit 10.7 to the Company's Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPARTECH CORPORATION

    January 12, 2005                         By: /s/Bradley B. Buechler
          (Date)                                Bradley B. Buechler
                                                Chairman, President and Chief
                                                Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    DATE                                             SIGNATURES
TITLE

January 12, 2005         /s/Bradley B. Buechler   Chairman, President, Chief
                         Bradley B. Buechler      Executive Officer, and
                                                  Director
                                                  (Principal Executive Officer)

January 12, 2005         /s/ Randy C. Martin      Executive Vice President,
                         Randy C. Martin          Chief Financial Officer and
                                                  Director
                                                  (Principal Financial and
                                                  Accounting Officer)

January 12, 2005         /S/ Ralph B. Andy*       Director
                         Ralph B. Andy

January 12, 2005         /S/Lloyd E. Campbell*    Director
                         Lloyd E. Campbell

January 12, 2005         /S/ Walter J. Klein*     Director
                         Walter J. Klein


January 12, 2005         /S/ Pamela F. Lenehan*   Director
                         Pamela F. Lenehan

January 12, 2005         /S/ Jackson W. Robinson* Director
                         Jackson W. Robinson

January 12, 2005         /S/ Richard B. Scherrer* Director
                         Richard B. Scherrer

January 12, 2005         /S/Craig A. Wolfanger*   Director
                         Craig A. Wolfanger


* By Bradley B. Buechler as Attorney-in-Fact pursuant to Powers of Attorney executed by the Directors listed above, which Powers of Attorney are filed herewith.



                                                  /s/Bradley B. Buechler
                                                  Bradley B. Buechler
                                                  As Attorney-in-Fact



  REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Spartech Corporation:


We have audited the consolidated financial statements of Spartech Corporation as of October 30, 2004 and November 1, 2003, and for each of the three years in the period ended October 30, 2004, and have issued our report thereon dated December 17, 2004 (included in Spartech Corporation's 2004 Annual Report to Shareholders and incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-
K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 17, 2004


























                                      F-1


                     SPARTECH CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR FISCAL YEARS ENDED 2004, 2003, AND 2002.
                            (Dollars in thousands)



                   BALANCE AT     ADDITIONS AND
                  BEGINNING OF  CHARGES TO COSTS               BALANCE AT
  DESCRIPTION        PERIOD       AND EXPENSES    WRITE-OFFS     END OF
                                                                 PERIOD

October 30, 2004
   Allowance for    $  3,737        $  1,372      $  (2,112)    $  2,997
      Doubtful
Accounts

November 1, 2003
   Allowance for    $  4,058        $  1,133      $  (1,454)    $  3,737
      Doubtful
Accounts

November 2,
2002:               $  3,957        $  2,935      $  (2,834)    $  4,058
   Allowance for
      Doubtful
Accounts



    Fiscal years 2002, 2003 and 2004 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of GWB Plastics Holding Co. in June 2002, Polymer Extruded Products in April 2003 and the three divisions of VPI in October 2004.













                                      F-2