Form 10-Q
period 2005-03-08
SPARTECH CORP
filed 2005-03-08
CIK 77597

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 8-K


                              CURRENT REPORT


               Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


            Date of Report (Date of earliest event reported) :
                               March 8, 2005

                                   SPARTECH CORPORATION
          (Exact name of registrant as specified in its charter)

                                         DELAWARE
              (State or other jurisdiction of incorporation)

                     1-5911                           43-0761773
           (Commission File Number)                (IRS Employer
                                                   Identification No.)

     120 South Central Avenue, Suite 1700, Clayton, Missouri    63105
    (Address of principal executive offices)                (Zip Code)

                                        (314) 721-4242
           (Registrant's Telephone Number, Including Area Code)

     Check the appropriate box below if the Form 8-K is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instructions A.2. below):

     [ ] Written communications pursuant to Rule 425 under the Securities Act (17 CFR230.425)

     [ ] Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)

     [ ] Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))

     [ ] Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

                           SPARTECH CORPORATION

                                 FORM 8-K



Item 2.02.  Results of Operations and Financial Condition

     On March 8, 2005 a press release was issued regarding earnings results of Spartech Corporation for the quarter ended January 29, 2005. A copy of this press release is furnished with this Current Report on Form 8-K as
Exhibit 99.1.


Item 9.01.  Financial Statements and Exhibits

(c) Exhibits

Exhibit
Number    Description

 99.1 Press release of Spartech Corporation dated March 8, 2005.























                                     2
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   SPARTECH CORPORATION



Date    March 8, 2005, 2005        By /s/ Randy C. Martin
                                      Randy C. Martin
                                      Executive Vice President and
                                      Chief Financial Officer

































                                     3