Form 10-Q
period 2005-01-29
SPARTECH CORP
filed 2005-03-14
CIK 77597

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q


         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 29, 2005

                                    or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   x                                      No

     Number of shares outstanding as of January 29, 2005:

     Common Stock, $.75 par value per share           32,208,342



                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                January 29, 2005



PART I.      FINANCIAL INFORMATION                            PAGE
 Item 1.    CONSOLIDATED CONDENSED BALANCE SHEET -
             as of January 29, 2005 and October 30, 2004       3

             CONSOLIDATED CONDENSED STATEMENT OF
             OPERATIONS - for the quarter ended January 29,
             2005 and January 31, 2004                         4

             CONSOLIDATED CONDENSED STATEMENT OF
             CASH FLOWS - for the quarter ended January 29,
             2005 and January 31, 2004                         5

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL
             STATEMENTS                                        6

 Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS     13

 Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT     22
            MARKET RISK

 Item 4.    CONTROLS AND PROCEDURES                           22

PART II.     OTHER INFORMATION

 Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE   23
             OF PROCEEDS

 Item 6.     EXHIBITS                                          23

SIGNATURES                                                     26

CERTIFICATIONS                                                 27
                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                     ASSETS
                                          Jan. 29, 2005
                                           (unaudited)    Oct. 30, 2004
                                           ------------   -------------
Current Assets
  Cash and equivalents                       $ 11,933        $ 48,954
  Receivables, net                            189,792         188,427
  Inventories                                 159,689         142,035
  Prepaids and other                           24,840          20,718
                                           ----------      ----------
     Total Current Assets                     386,254         400,134

Property, plant and equipment                 552,077         538,271
  Less accumulated depreciation               216,820         207,526
                                           ----------      ----------
     Net Property, Plant and Equipment        335,257         330,745

Goodwill, net                                 361,029         361,957
Other Intangible Assets, net                   45,118          43,967
Other Assets                                   20,152          12,811
                                           ----------      ----------
                                           $1,147,810      $1,149,614
                                           ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt       $ 18,029       $  18,027
  Accounts payable                            115,643         116,386
  Accrued liabilities                          42,830          44,223
                                           ----------       ---------
     Total Current Liabilities                176,502         178,636
                                           ----------       ---------

Convertible subordinated debentures           154,639         154,639
Other long-term debt, less
  current maturities                          292,882         301,425
                                           ----------       ---------
  Total Long-Term Debt                        447,521         456,064

Deferred taxes                                 95,396          94,825
Other long-term liabilities                     9,638           2,357
                                           ----------       ---------


     Total Long-Term Liabilities              552,555         553,246
                                           ----------       ---------

Shareholders' Equity
  Common stock, 33,131,846
     shares issued in 2005 and 2004            24,849          24,849
  Contributed capital                         195,784         196,264
  Retained earnings                           219,089         220,136
Treasury stock, at cost, 923,504 shares
     in 2005 and 952,073 shares in 2004      (22,391)        (23,653)
  Accumulated other comprehensive income        1,422             136
                                           ----------      ----------

     Total Shareholders' Equity               418,753         417,732
                                           ----------      ----------
                                           $1,147,810      $1,149,614
                                           ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         (Unaudited and dollars in thousands, except per share amounts)


                                                  QUARTER ENDED
                                           -----------------------------
                                           Jan. 29, 2005  Jan. 31, 2004
                                           -------------  -------------

Net Sales                                    $304,512        $241,463
                                             --------        --------

Costs and Expenses
  Cost of sales                               276,096         208,040
  Selling and administrative                   16,875          14,030
  Amortization of intangibles                   1,258             594
                                             --------        --------
                                              294,229         222,664
                                             --------        --------

Operating Earnings                             10,283          18,799
  Interest                                      6,474           6,330
                                             --------        --------

Earnings Before Income Taxes                    3,809          12,469
  Income taxes                                    991           4,763
                                             --------        --------

Net Earnings                                 $  2,818         $ 7,706
                                             ========        ========



Net Earnings Per Common Share:

  Basic                                      $    .09        $    .26
                                             ========        ========
  Diluted                                    $    .09        $    .26
                                             ========        ========


Dividends Per Common Share                   $    .12        $    .11
                                             ========        ========



See accompanying notes to consolidated condensed financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                  QUARTER ENDED
                                           -----------------------------
                                           Jan. 29, 2005  Jan. 31, 2004
                                           -------------  -------------

Cash Flows from Operating Activities
  Net earnings                               $  2,818       $  7,706
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization           10,296          8,335
       Change in current assets and
          liabilities, net of the effects
          of acquisitions                    (26,257)       (19,901)
  Other, net                                    1,059            592
                                              -------        -------
     Net cash used for
      operating activities                   (12,084)        (3,268)
                                              -------        -------

Cash Flows from Investing Activities
  Capital expenditures                       (13,474)         (5,231)
  Business acquisition                              -         (1,515)
  Outsourcing acquisition                           -         (2,150)
                                              -------         -------
     Net cash used for investing activities  (13,474)         (8,896)
                                              -------         -------

Cash Flows from Financing Activities
  Bank credit facility (payments)/
     borrowings, net                          (8,499)           13,943
  Payments on bonds and leases                   (44)             (34)
  Cash dividends on common stock              (3,865)          (3,229)
  Stock options exercised                         852            1,798
  Treasury stock acquired                     __ (72)            (52)
                                              -------        --------
     Net cash (used for)/provided by
       financing activities                  (11,628)          12,426
                                              -------        --------

  Effect of exchange rate changes on cash
     and equivalents                              165              89
                                              -------        --------

(Decrease)/Increase In Cash and Equivalents  (37,021)             351

Cash and Equivalents at Beginning of Period    48,954           3,779
                                             --------        --------

Cash and Equivalents at End of Period        $ 11,933        $  4,130
                                             ========        ========


See accompanying notes to consolidated condensed financial statements.
                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE A - Basis of Presentation

      The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the Company). These financial statements have been prepared on a condensed basis, and accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 30, 2004 Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are traditionally seasonal in nature and are not necessarily indicative of the results expected for the full year.

NOTE B - Acquisition

      On October 1, 2004, the Company completed the acquisition of substantially all of the assets of three divisions of VPI, based in Sheboygan, Wisconsin. The operations purchased included (1) the Sheet Products Division, a custom extruded sheet manufacturer serving the graphic arts, medical packaging, and specialty retail markets; (2) the Contract Manufacturing Division, a provider of non-carpet flooring and sound barrier products to the transportation industry; and
(3) the Film & Converting Division which calenders, prints, and laminates products for distribution to various markets including the Medical and Recreation & Leisure industries. The Sheet Products Division was added to the Company's Custom Sheet & Rollstock segment, and the Contract Manufacturing and Film & Converting Divisions were added to the Color & Specialty Compounds segment. Sales within these three acquired divisions totaled approximately $110 million for the 12 months prior to acquisition. The cash price for this acquisition of approximately $86.6 million was allocated to the assets acquired and liabilities assumed of $98.6 million and $12.0 million, respectively. The assets acquired include $39.7 million of property, plant, and equipment, $17.8 million of identified intangibles, and $18.8 million of goodwill, all of which is deductible for tax purposes. Identified intangibles and respective straight-line weighted average amortization periods include $15.3 million of customer contracts and relationships (ten years), $1.4 million of technology (ten years) and $1.0 million of non-compete agreements (three years). The final cash price will change upon completion of a working capital adjustment which is expected to occur by the end of fiscal 2005.


                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE C - Restructuring

      Subsequent to January 29, 2005, the Company initiated some comprehensive operational changes to enhance our results for both short term performance and longer term operating efficiencies. The plan, which involves the closing of certain plant operations, can be broken down into three categories: (1) the elimination of two non-core operations, (2) the consolidation of capacity for two operations, and (3) the transfer of three synergistic or new business to new operations. These plans to dispose of seven of our existing facilities are designed to eliminate approximately $9 million of annual pre-tax costs and generate operational efficiencies for our remaining facilities to more effectively serve our growing customer base. The cost of implementing these actions over the second and third quarters of fiscal 2005 is estimated to total as much as $5 to $6 million and includes asset write-downs, severance, moving expenses, and lease buy-out costs. Approximately two-thirds of the costs will be non-cash expenses.

NOTE D - Inventories

      Inventories are valued at the lower of (i) actual cost to purchase or manufacture the inventory (specific identification) or (ii) the current estimated market value. Inventories at January 29, 2005 and October 30, 2004 are comprised of the following components:

                                               2005            2004
                                             --------        --------
          Raw materials                     $  97,077        $ 82,571
          Finished goods                       62,612          59,464
                                             --------        --------

                                            $ 159,689       $ 142,035
                                            =========       =========

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE E - Goodwill and Other Intangible Assets

      Changes in the carrying amount of goodwill for the three months ended January 29, 2005 are as follows:

                             Custom     Color &   Molded &     Total
                            Sheet &    Specialty   Profile
                           Rollstock   Compounds  Products
                           ----------  ---------  ---------   ---------

Balance, October 30, 2004   $ 212,850  $ 111,015   $ 38,092   $ 361,957
Reclassifications              (1,367)       439          -       (928)
                            ---------  ---------   --------   ---------
Balance, January 29, 2005   $ 211,483  $ 111,454   $ 38,092   $ 361,029
                            =========  =========   ========   =========

     Reclassifications represent adjustments to the preliminary allocation of the cash price of the VPI acquisition to the assets acquired and liabilities assumed. At January 29, 2005 other intangible assets, with definite lives, are as follows:



                        Gross Carrying Amount      Accumulated
                                                  Amortization
                         Jan. 29,    Oct. 30,  Jan. 29,   Oct. 30,
                           2005        2004      2005       2004
                         ----------  --------- ---------  --------
Non-compete agreements      $ 3,712    $ 3,960   $ 1,507   $ 1,242
Customer contracts           21,264     18,981     3,063     2,380
Product formulations         18,209     17,811     2,397     2,063
                            -------    -------   -------   -------
                            $43,185    $40,752   $ 6,967   $ 5,685
                            =======    =======   =======   =======

     Amortization expense for our existing other intangible assets over the next five years is estimated to be: $4,728, $4,554, $4,076, $3,201 and $2,926 for the
annual periods from January 30, 2005 to January 29, 2010. The Company has a $8,900 trademark included in other intangible assets which has an indefinite life.



Note F - Comprehensive Income

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarters ended January 29, 2005 and January 31, 2004 is as follows:

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

                                                   QUARTER ENDED
                                             --------------------------
                                                2005            2004
                                             ---------        --------

Net Earnings                                 $  2,818         $  7,706
Foreign currency translation
  adjustments                                   1,207
(707)
Cash flow hedge adjustments                     _  81              907
                                             --------         --------
     Total Comprehensive Income              $  4,106         $  7,906
                                             ========         ========

Note G - Segment Information

     The Company's 51 facilities are organized into three reportable segments based on the nature of the products manufactured. Beginning in fiscal 2005, Spartech PEP, which formerly was reported in the Custom Sheet & Rollstock segment, is now being included in the Color & Specialty Compounds segment. All prior period segment results have been restated to be consistent with the current period presentation. The following presents the Company's net sales and operating earnings by segment:

                                             QUARTER ENDED
                                     January 29,      January 31,
Net Sales *                             2005              2004
                                   ---------------  ----------------
 Custom Sheet & Rollstock              $ 189,639       $  155,329
 Color & Specialty Compounds              97,103           71,304
 Molded & Profile Products                17,770           14,830
                                       ---------       ----------
    Total Net Sales                    $ 304,512       $  241,463
                                       ---------       ----------
Operating Earnings
 Custom Sheet & Rollstock              $   7,658       $   14,457
 Color & Specialty Compounds               5,699            6,246
 Molded & Profile Products                   617            1,230
 Corporate/Other                          (3,691)         (3,134)
                                       ----------      ----------
    Total Operating Earnings           $  10,283       $   18,799
                                       =========       ==========
 * Excludes intersegment sales of $11,018 and $12,497 in the first quarter of fiscal 2005 and 2004, respectively, primarily from sales of the Color & Specialty Compounds segment.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


Note H - Stock Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS 123. The table below illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value estimate was computed using the Black-Scholes option-pricing model. Most of the Company's options are subject to a four-year vesting period.

                                            Quarter Ended
                                            -------------
                                      January 29,   January 31,
                                         2005           2004
                                      ------------  ------------
Net Earnings as                          $ 2,818      $ 7,706
  Reported
Pro Forma Impact of                          535          443
  Expensing Stock Options
                                         -------      -------
Pro forma net earnings                   $ 2,283      $ 7,263
                                         -------       -------
Earnings per share:
     As Reported
       Basic                             $   .09      $   .26
       Diluted                           $   .09      $   .26
     Pro forma
       Basic                             $   .07      $   .25
       Diluted                           $   .07      $   .24

Assumptions Used:
     Expected Dividend                          2%           2%
       Yield
     Expected Volatility                       35%          35%
     Risk-Free Interest                       3.6%         3.7%
       Rates
     Expected Lives                      5.5 Years    5.5 Years












                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

Note I - Recently Issued Accounting Standards

      In December 2004, the Financial Accounting Standards Board (FASB) issued a revised version of Statement of Financial Accounting Standards (SFAS) 123, "Share Based Payment," (SFAS 123R) which replaces the original SFAS 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principals Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R requires public companies to recognize the costs associated with the award of equity instruments to employees in the results of operations over the service period related to the award. The cost is based on the fair value of the equity instrument at the date of grant. The provisions of SFAS 123R will be effective for the Company in the fourth quarter of 2005. The approximate impact of the adoption of this standard on our historical net income and earnings per share is disclosed in Note H.

Note J - Commitments and Contingencies

       The Company has guaranteed 5.6 million Euros associated with the local government's financing of our Donchery, France facility expansion. The Company will enter into a lease for the expanded facility and the guarantee will decrease over the fifteen-year term of the lease. This guarantee was recorded as an other long-term asset and other long-term liability in the first quarter of fiscal 2005.

       In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Management has agreed to participate along with 39 other companies in an environmental study to determine the extent and sources of contamination at this site. The Company has $221 accrued as of January 29, 2005 related to this issue and management believes it is possible that the ultimate liability from this issue could materially differ from this amount. This accrued amount includes estimated costs associated with participation in the environmental study and legal fees. Due to uncertainties inherent in this matter, management is unable to estimate the Company's possible additional exposure upon the ultimate outcome of this issue which is not expected to occur for a number of years. These uncertainties primarily include the outcome of the environmental study and the percentage of contamination attributable to our subsidiary and other parties.

     As part of our Sarbanes-Oxley compliance efforts, we initiated a complete physical count of the Company's fixed assets in the first quarter of fiscal 2005. We are in process of reconciling the physical counts to balances recorded in our financial statements and it is possible that we will be required to record a non-cash charge for specific items for which we cannot verify physical existence. Due to uncertainties associated with completion of this reconciliation process, we are unable to estimate the
                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

ultimate  outcome  of  this  issue at this time.   We  expect  to  substantially
complete our reconciliation process in the second quarter of fiscal 2005.

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

Note K - Subsequent Event

     In addition to the 5.6 million Euro commitment recorded in the first quarter of fiscal 2005 (see Note J), on February 16, 2005 the Company entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. The proceeds of this loan were used to reimburse amounts that had been funded by the U.S. parent and more effectively matches Euro denominated debt with the Euro denominated assets of our Donchery, France facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net sales for the first quarter of fiscal 2005 increased 26% over the first quarter of fiscal 2004 driven primarily by moderate internal growth, selling price increases and the impact of the VPI acquisition. Despite the sales increase, net earnings decreased to $2.8 million in the first quarter from $7.7 million in the similar period of the prior year due to unprecedented increases in raw material costs and certain conversion cost increases which resulted in a significant decrease in margins. Due to the unacceptable first quarter results, we have initiated operational changes involving the closing of certain plants. The operational changes will include elimination of non-core operations, consolidation of capacity in similar operations and transfer of synergistic or new business to new operations. We estimate that implementation of these actions will cost $5.0 to $6.0 million over the second and third quarters of fiscal 2005 and going forward, will eliminate an estimated $9.0 million of annual pre-tax expenses. The estimated costs will include asset write-downs, severance, moving expenses, and lease buy-out expenses, and approximately two-thirds of the costs will represent non-cash expenses.


Results of Operations

 (in millions)                   NET SALES          OPERATING EARNINGS
                                 ---------          ------------------
                                        Three Months Ended
Net Sales                   January     January     January     January
                              29,         31,         29,         31,
                             2005        2004        2005        2004
                          ----------     -------   ---------     --------
 Custom Sheet &              $ 189.6    $ 155.4      $   7.7      $  14.5
 Rollstock
 Color & Specialty              97.1        71.3         5.7          6.2
   Compounds
 Molded & Profile               17.8        14.8          .6          1.2
 Products
 Corporate/Other                   -           -        (3.7)       (3.1)
                             -------     -------     -------      -------
   Total                     $ 304.5     $ 241.5     $  10.3      $  18.8
                             =======     =======     =======      =======

      Net sales for the quarter ended January 29, 2005 were $304.5 million, an increase of $63.0 million, or 26%, over net sales for the quarter ended January 31, 2004. Of the 26% increase, approximately 10% was due to the VPI acquisition which was effective on October 1, 2004. Internal volume of pounds sold comprised 3% of the net sales growth and price/mix accounted for the remaining 13% of the increase. Strong demand in the Packaging and Transportation markets drove the increase in net sales from internal volume growth for the quarter. Most of the price/mix impact on the net sales increase was from the pass through of raw material price increases to customers.

      Cost of sales were $276.1 million, or 90.7% of net sales, in the first quarter of fiscal 2005 versus $208.0 million, or 86.1% of net sales, in the first quarter of fiscal 2004. Material margin (net sales less material costs) as a percent of net sales decreased 5.1% primarily reflecting sharp increases in raw material costs and the impact of passing on a majority of the increases to customers as higher selling prices. Raw material prices for the Company's major resins increased by over 40% from the first quarter of fiscal 2004 to the first quarter of 2005. Material margin per pound sold dropped slightly by .2 cent per pound in the first quarter of fiscal 2005 compared to the similar period of the prior year. Excluding the impact of sales mix changes of lower-priced dunnage and toll-compound material, material margin per pound sold decreased 1.3 cents mostly due to our inability to pass through selling price increases to customers as quickly as the raw material price increased, as well as the impact of other mix changes.

      Conversion costs as a percent of net sales improved .5% in the first quarter of this year versus the corresponding period of the prior year due to sales prices increases. However, on a per pound sold basis, conversion costs increased 2.4 cents per pound primarily from rate increases in healthcare, workers' compensation, freight and utilities, and a shift in product mix. Conversion cost expenses increased $16.0 million in the first quarter of this year compared to the similar period of the prior year. This increase more than offset an $11.0 million increase in material margin dollars resulting in a $5.0 million reduction in gross profit. The gross profit comparison in the first quarter of fiscal 2005 to the first quarter of 2004 was also adversely impacted by start up costs at the Company's Donchery, France, and Tupelo, Mississippi facilities associated with capacity increases and production ramp up of new business.

      Selling and administrative expenses were $16.9 million, or 5.5% of net sales, in the first quarter of fiscal 2005 compared to $14.0 million, or 5.8% of net sales, in the first quarter of 2004. The improvement as a percent of net sales primarily resulted from the increase in sales from price increases to customers. The increase in dollars resulted from the variable portion of costs and the impact of higher sales. In addition, the dollar increase reflected non-variable cost increases including the impact of the VPI acquisition, costs associated with Sarbanes-Oxley compliance efforts, and increased information technology investments, partially offset by the favorable impact of foreign currency gains.

      Operating earnings were $10.3 million, or 3.4% of net sales, in the first quarter of fiscal 2005 compared to $18.8 million, or 7.8% of net sales, in the first quarter of fiscal 2004. The decrease in operating earnings was due primarily to lost margin from the inability to pass along price increases to customers as quickly as the raw material prices increased, and the increases in certain conversion costs and selling and administrative expenses as previously discussed. In addition, the decrease in operating earnings reflects a $.7 million increase in intangible amortization primarily from the VPI acquisition and purchase of certain assets of BASF's European Specialty Polystyrene Compound product line effective on April 15, 2004. As a result, operating earnings per pound sold totaled 3.0 cents in the first quarter of fiscal 2005 compared to 6.2 cents in the first quarter of fiscal 2004.

      Interest expense of $6.5 million for the first quarter of fiscal 2005 increased slightly from $6.3 million in the first quarter of the prior year. The slight increase in interest expense reflects additional borrowings primarily from the VPI acquisition, partially offset by a decrease in average interest rate due to the expiration of our interest rate swap on November 10, 2004.

     Our effective tax rate decreased from 38.2% in the first quarter of 2004 to 26.0% in the first quarter of 2005. This decrease reflects a reduction in deferred tax liabilities associated with implementation of state tax planning strategies that will reduce our long-term effective tax rate, relative to low earnings before income taxes. We estimate that our effective tax rate will approximate 37% for the remainder of fiscal 2005 resulting in an approximate 36% effective tax rate for the fiscal year.

      Net earnings were $2.8 million, or $.09 per share diluted, in the first quarter of fiscal 2005 and $7.7 million, or $.26 per share diluted, in the first quarter of fiscal 2004. The decrease in net earnings and diluted earnings per share resulted from the factors previously discussed.

Segment Results

      Net sales of the Custom Sheet & Rollstock segment increased 22% to $189.6 million in the first quarter of fiscal 2005 from $155.4 million in the first quarter of 2004. The net sales percent increase was attributable to the VPI acquisition (7%) and impact of price/mix (16%), partially offset by a 1%
decrease in internal volume of pounds sold. The majority of the price/mix impact reflects higher sales prices to customers from the pass through of raw material price increases. The slight decrease in our internal volume of pounds sold was primarily caused by a decrease in sales of lower-priced dunnage material to this segment's largest customer, due to a decline in this customer's sales volumes, and a decrease in sales volume to customers in the Building & Construction and Pool & Spa markets. These volume decreases were partially offset by strong demand in the Packaging and Sign & Advertising markets. Operating margin for the segment decreased from 9.3% in the first quarter of fiscal 2004 to 4.0% in the first quarter of fiscal 2005 due primarily to sharp increases in raw material prices and the impact of passing on a portion of these increases as higher selling prices, higher health care and workers' compensation claims, higher freight and utility costs, and start up costs at our Donchery, France facility.

     Net sales of the Color & Specialty Compounds segment increased 36% to $97.1 million in the first quarter of fiscal 2005 from $71.3 million in the first quarter of 2004. Of the 36% increase, approximately 20% was due to the VPI acquisition, 9% was driven by price/mix and the remaining 7% was from internal volume of pounds sold. Most of the price/mix impact was due to price increases to customers from the pass through of raw material price increases. The internal volume growth was primarily due to strong demand in the Lawn & Garden and Transportation markets and reflects incremental business from the purchase of BASF's European Specialty Polystyrene Compound product line. Operating margin for the segment was 5.9% and 8.8% in the first quarter of 2005 and 2004, respectively. The decrease in operating margin was due to increases in raw material prices and the impact of passing on a portion of the increases as higher selling prices, higher freight and utility costs, and start-up costs at our Donchery, France facility.

     The Molded & Profile Products segment sales were $17.8 million in the first quarter of 2005 versus $14.8 million in the first quarter of 2004, representing a 20% increase for the current quarter. The increase was primarily driven by increases in sales volumes of wheels to new customers and sales to the Marine market. In addition, this increase reflects higher selling prices, the impact of which was more than offset by the change in product mix impact from selling more wheels with a lower per pound selling price. Operating margin for this segment decreased from 8.3% in the first quarter of fiscal 2004 to 3.5% in the first quarter of fiscal 2005. The decrease in operating margin was due to the impact of passing on a portion of higher raw material costs as higher selling prices, the change in product mix and start up costs associated with the ramp up of new production capacity at our Tupelo, Mississippi facility.

Other Matters

     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary has agreed to participate along with thirty-nine other companies in an environmental study to determine the extent and sources of contamination at this site. We believe it is possible that the ultimate liability from this issue could materially differ from our $221 thousand accrual as of January 29, 2005. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.

      The plastic resins we use in our production processes are derived from crude oil and natural gas, which are available from a number of domestic and foreign suppliers. Historically, our raw materials have been only somewhat affected by supply, demand and price trends of the petroleum industry; however, more recently the high price of crude oil has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil producing countries have resulted in unusually high pricing pressures during 2004 and 2005 which resulted in dramatic increases in the prices of our raw materials. In prior years, we had been able to minimize the impact of price increases in raw material costs by controlling inventory levels, increasing production efficiencies, passing through price changes to customers, and negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and have negatively affected our operating margins in 2004 and 2005. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility, and our ability to manage future pricing changes is uncertain.

Liquidity and Capital Resources

Cash Flow
      Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties, and equity offerings. Our principal uses of cash have been to support our operating activities, invest in capital improvements, finance strategic business/outsourcing acquisitions, and pay dividends on our common stock. Cash flows for the periods indicated are summarized as follows:

                                             Three Months Ended
                                             ------------------
     (Dollars in millions)               January 29,   January 31,
                                            2005           2004
                                             ----          ----
     Net cash used for
     operating activities                $   (12.1)      $    (3.3)
                                         ==========      =========
     Net cash used for
     investing activities                $   (13.5)      $   ( 8.9)
                                         =========       =========
     Net cash (used for) / provided by
     financing activities                $   (11.6)      $    12.4
                                          =========      =========
     (Decrease) / increase in cash
     and equivalents                     $   (37.0)      $      .4
                                         =========       =========

     Operating cash flows provided by net earnings was $2.8 million in the first quarter of fiscal 2005 compared to $7.7 million in the first quarter of fiscal 2004. Changes in current assets and liabilities used $26.3 million of operating cash flow in the first quarter of fiscal 2005 compared to $19.9 million in the first quarter of fiscal 2004. In the first quarter of this year, the use of operating cash flow was mostly caused by a $17.7 million increase in inventory and a $4.1 million increase in other current assets. The increase in inventory was mostly due to selective pre-buys of raw materials ahead of announced price increases, normal transition to what is traditionally our highest sales level in the second quarter of the fiscal year, and the impact of price increases in inventory. The increase in other current assets was due to increases in rebate receivables from vendors due to the timing of cash receipts on calendar rebate programs and prepaid insurance due to the timing of premium payments.

       Our primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first quarter of fiscal 2005 were $13.5 million compared to $5.2 million for the first quarter of fiscal 2004. The increase in capital expenditures in the current period is due to capacity expansions for new sheet and compounding business at our Donchery, France facility, new wheels business in our Molded & Profile Products segment, and the addition of certain lines in our U.S. sheet business. In addition, the increase reflects information technology capital investments related to Sarbanes-Oxley compliance efforts and our company-wide Oracle 11i globalization project. We estimate that our capital expenditures for fiscal 2005 will approximate the level of expenditures in fiscal 2004.

     Cash flows used for financing activities of $11.6 million and a decrease in cash of $37.0 million in the first quarter of fiscal 2005 were used to fund the increase in working capital and our capital expenditures for the period.

Financing Arrangements

      At January 29, 2005, our total borrowings under our bank credit facilities were $116.5 million at a weighted average interest rate of 3.6% and we had $77.7 million of total availability under the credit facilities.

       On February 16, 2005, we entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. We used the proceeds of this loan to reimburse amounts that had been funded by the U.S. parent and more effectively match Euro denominated debt with the Euro denominated assets of our Donchery, France facility.

      Our current credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with such covenants through the first quarter of fiscal 2005 and currently expect to be in compliance during fiscal 2005, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.

      We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will provide the resources for
(i) satisfying our working capital needs, regular quarterly dividends, and planned capital expenditures and (ii) managing the capital structure on a short and long-term basis.

Outlook

      As we move forward to the second quarter, we expect strong demand to produce solid sales growth. Despite this, our raw material pricing environment continues to be a challenge and is causing downward pressure on operating margins. We will continue to manage this by taking advantage of inventory pre-buys prior to announced price increases, negotiating prices with vendors, passing through price increases to customers as timely as possible, and focusing on our lean efforts. In addition, our operational changes involving the closing of certain plants in the remainder of fiscal 2005 will help control conversion costs.

      As part of our Sarbanes-Oxley compliance efforts, we initiated a complete physical count of the Company's fixed assets in the first quarter of fiscal 2005. We are in process of reconciling the physical counts to balances recorded in our financial statements and it is possible that we will be required to record a non-cash charge for specific items for which we cannot verify physical existence. Due to uncertainties associated with completion of this reconciliation process, we are unable to estimate the ultimate outcome of this issue at this time. The ultimate non-cash charge related to this issue could be material to our results of operations for a specific period. However, this matter will not have a material impact on our financial or competitive position. We expect to substantially complete our reconciliation process in the second quarter of fiscal 2005.


Significant Accounting Policies, Estimates and Judgments

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders' equity, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. Significant accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     Revenue Recognition - We recognize revenue as the product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed upon with the customer in advance, and we inspect our products prior to shipment to ensure that these specifications are met. We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same, or better return rates, than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.

     Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

     Inventories - We value inventories at the lower of (i) actual cost to purchase or manufacture the inventory or (ii) the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production runs. We record these inventories initially at purchase price and, based on the inventory aging and other considerations for realizable value, we write down the carrying value to brokerage value, where appropriate. We regularly review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and the operating results.

     Acquisition Accounting - We have made several acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of operation were included in our Consolidated Statement of Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delayed finalization of a purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions.

     Valuation of Long-Lived Assets - We review the carrying value of our long-lived assets, which primarily include property plant and equipment, goodwill, and other intangible assets, whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in the business. The estimates in projected cash flows and discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns, and the volatility of markets served. We believe that the estimates are reasonable; however, changes in estimates could materially affect the fair value assessments.

     Contingencies - We are involved in litigation in the ordinary course of business, including environmental matters. Our policy is to record expense for contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires assessment of multiple outcomes that often depends on management's judgments regarding, but not limited to, potential actions by third parties such as regulators. The final resolution of these contingencies could result in expenses different than current accruals, and therefore have a material impact on our consolidated financial results in a future reporting period.

      For additional information regarding our significant accounting policies, see Note 1 to our 2004 Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Cautionary Note on Forward Looking Statements

      Statements in this Form 10-Q that are not purely historical, including statements which express the Company's belief, anticipation or expectation about future events, are forward-looking statements. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from such statements. In addition to the risk factors discussed in Item 1 (Business, under the headings Raw Materials, Seasonality, Competition, Government Regulation and Environmental Matters, and International Operations) of the Company's 2004 Annual Report on Form 10-K other important factors which have impacted and could impact the Company's operations and results, include:

  (1) The Company's financial leverage and the operating and financial restrictions imposed by the instruments governing its indebtedness may limit or prohibit its ability to incur additional indebtedness, create liens, sell assets, engage in mergers, acquisitions or joint ventures, pay cash dividends, or make certain other payments; the Company's leverage and such restrictions could limit its ability to respond to changing business or economic conditions, inability to meet debt obligations when due could impair its ability to finance operations and could result in default;
  (2) The successful expansion through acquisitions, in which Spartech looks for candidates that can complement its existing product lines, expand geographic coverage, and provide superior shareholder returns, is not assured. Acquiring businesses that meet these criteria continues to be an important element of the Company's business strategy. Some of the Company's major competitors have similar growth strategies. As a result, competition for qualifying acquisition candidates is increasing and there can be no assurance that such future candidates will exist on terms agreeable to the Company. Furthermore, integrating acquired businesses requires significant management time and skill and places additional demands on Company operations and financial resources. If we are unable to achieve the anticipated synergies, the interest and other expenses from our acquisitions could exceed the net income we derive from the acquired operations, which could reduce our net income.
  (3) Our products are sold in a number of end markets which tend to be cyclical in nature, including transportation, building and construction, bath/pool and spa, and electronics and appliances. A downturn in one or more of these end markets could have a material adverse effect on our sales and operating profit; and
  (4) Our implementation of planned restructurings will impact our ability to realize estimated cost savings. The actual cost savings may differ from our estimates depending upon the level of success of the implementation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. Item 7A of our 2004 Annual Report on Form 10-K provides more information as to the Company's market risk. There was no material change in the Company's exposure to market risks since October 30, 2004.

Item 4.  CONTROLS AND PROCEDURES

     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of January 29, 2005, to provide reasonable assurance of the achievement of these objectives.

     Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

      There was no change in the Company's internal control over financial reporting during the quarter ended January 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of equity securities during the first quarter of 2005 are listed in the following table:

     Period          Total        Average     Total Number     Maximum
                   Number of     Price Paid     of Shares     Number of
                     Shares      per Share    Purchased as   Shares That
                   Purchased                     Part of     May Yet Be
                                                Publicly      Purchased
                                                Announced     Under the
                                                Plans or      Plans or
                                                Programs      Programs
                  -----------   ------------  ------------  ------------
10/31/04-11/27/04            -           n/a              -     1,000,000
11/28/04-1/1/05              -           n/a              -     1,000,000
1/2/05-1/29/05           3,000        $23.87          3,000       997,000
                   -----------  ------------   ------------  ------------
   Total                 3,000        $23.87          3,000       997,000
                   -----------  ------------   ------------  ------------

   The Company's Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 997,000.

Item 6.    EXHIBITS

 3.1(a)   Restated Certificate of Incorporation
 3.2(b)   Amended and Restated By-Laws, as amended
 4(c) Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent
10.1(d) Amended and Restated Employment Agreement dated November 1, 2002, between Bradley B. Buechler and Spartech Corporation
10.2(e) Transition Agreement and Consulting Agreement dated August 3, 2000, between David B. Mueller and Spartech Corporation
10.3(f) Employment Agreement dated January 1, 2003 between Randy C. Martin and Spartech Corporation
10.4(g) Employment Agreement dated January 1, 2003 between David G. Pocost and Spartech Corporation
10.5(h) Employment Agreement dated December 10, 2003 between George A. Abd and Spartech Corporation
10.6(i) Employment Agreement dated January 1, 2003 between Phillip Karig and Spartech Corporation
10.7(j) Employment Agreement dated July 1, 2004 between William F. Phillips and Spartech Corporation
10.8(k) Employment Agreement dated December 1, 2003 between Jeffrey D. Fisher and Spartech Corporation
10.9(l) Employment Agreement dated May 1, 2004 between Steven J. Ploeger and Spartech Corporation
10.10(m) Form of Indemnification Agreement entered into between Spartech Corporation and each of its officers and directors
10.11(n) Spartech Corporation 2004 Equity Compensation Plan dated December 11, 2003
10.12(o)                                                     Form of Incentive
       Stock Option
10.13(p)                                                     Form of
       Nonqualified Stock Option
10.14(q)                                                     Form of Restricted
       Stock Unit Award
10.15(r)                                                     Spartech
       Corporation Deferred Compensation Plan, as amended
11     Statement re Computation of Per Share Earnings
31.1   Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2   Rule 13a-14(a)/15d-14(a) Certification of CFO.
32     Section 1350 Certifications of CEO & CFO.

   Notes to Exhibits
(a) Filed as Exhibit 3.1 to the Company's Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.
(b) Filed as Exhibit 3.2 to the Company's Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.
(c) Filed as Exhibit 99.1 to the Company's Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.
(d) Filed as Exhibit 10.1 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(e) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 19, 2001 and incorporated herein by reference.
(f) Filed as Exhibit 10.3 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(g) Filed as Exhibit 10.4 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(h) Filed as Exhibit 10.6 to the Company's Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.
(i) Filed as Exhibit 10.7 to the Company's Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.
(j) Filed as Exhibit 10.7 to the Company's Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.
(k) Filed as Exhibit 10.11 to the Company's Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.
(l) Filed as Exhibit 10.9 to the Company's Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.
(m) Filed as Exhibit 10.10 to the Company's Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.
(n) Filed as Exhibit 4.1 to the Company's Form S-8 (File No. 333-113752) filed with the Commission on March 19, 2004 and incorporated herein by reference.
(o) Filed as Exhibit 1.01(2) to the Company's Form 8-K dated December 8, 2004 and incorporated herein by reference.
(p) Filed as Exhibit 1.01(3) to the Company's Form 8-K dated December 8, 2004 and incorporated herein by reference.
(q) Filed as Exhibit 1.01(4) to the Company's Form 8-K dated December 8, 2004 and incorporated herein by reference.
(r) Filed as Exhibit 10.15 to the Company's Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference
     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPARTECH CORPORATION
                                              (Registrant)




Date:   March 11, 2005                    /s/Bradley B. Buechler
                                          Bradley B. Buechler
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



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