Form 10-Q
period 2005-04-30
SPARTECH CORP
filed 2005-06-07
CIK 77597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

      Yes   [X]                                          No   [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes   [X]                                          No   [ ]

               Number of shares outstanding as of April 30, 2005:

      COMMON STOCK, $.75 PAR VALUE PER SHARE               31,885,667

                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                 APRIL 30, 2005



PART I.          FINANCIAL INFORMATION                                             PAGE
-------                                                                            ----
  Item 1.        CONSOLIDATED CONDENSED BALANCE SHEET -
                 as of April 30, 2005 and October 30, 2004                          3

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS - for the
                 quarter and six months ended April 30, 2005 and May 1, 2004        4

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - for the six
                 months ended April 30, 2005 and May 1, 2004                        5

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                 STATEMENTS                                                         6

  Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     17

  Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK                                                       29

  Item 4.        CONTROLS AND PROCEDURES                                           29

PART II.         OTHER INFORMATION

 Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                 OF PROCEEDS                                                       31

 Item 6.         EXHIBITS                                                          31

SIGNATURES                                                                         32

CERTIFICATIONS                                                                     33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                     ASSETS
                                                     APR. 30, 2005
                                                       (UNAUDITED)       OCT. 30, 2004
                                                       -----------       -------------
CURRENT ASSETS
   Cash and equivalents                                $   10,752         $   48,954
   Receivables, net                                       220,285            188,427
   Inventories                                            153,750            142,035
   Prepaids and other                                      16,989             20,718
                                                       ----------         ----------
      TOTAL CURRENT ASSETS                                401,776            400,134

Property, plant and equipment                             518,127            538,271
   Less accumulated depreciation                          197,893            207,526
                                                       ----------         ----------
      NET PROPERTY, PLANT AND EQUIPMENT                   320,234            330,745

GOODWILL, NET                                             358,159            361,957
OTHER INTANGIBLE ASSETS, NET                               43,861             43,967
OTHER ASSETS                                               19,807             12,811
                                                       ----------         ----------
                                                       $1,143,837         $1,149,614
                                                       ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                $   18,313         $   18,027
   Accounts payable                                       130,845            116,386
   Accrued liabilities                                     41,945             44,223
                                                       ----------         ----------
      TOTAL CURRENT LIABILITIES                           191,103            178,636
                                                       ----------         ----------
Convertible subordinated debentures                       154,639            154,639
Other long-term debt, less
   current maturities                                     291,254            301,425
                                                       ----------         ----------
   TOTAL LONG-TERM DEBT                                   445,893            456,064

Deferred taxes                                             89,478             94,825
Other long-term liabilities                                 9,233              2,357
                                                       ----------         ----------
      TOTAL LONG-TERM LIABILITIES                         544,604            553,246
                                                       ----------         ----------
SHAREHOLDERS' EQUITY
   Common stock, 33,131,846
      shares issued in 2005 and 2004                       24,849             24,849
   Contributed capital                                    197,251            196,264
   Retained earnings                                      215,161            220,136
   Treasury stock, at cost, 1,246,179 shares
      in 2005 and 952,073 shares in 2004                  (28,987)           (23,653)
   Accumulated other comprehensive income (loss)             (144)               136
                                                       ----------         ----------
      TOTAL SHAREHOLDERS' EQUITY                          408,130            417,732
                                                       ----------         ----------
                                                       $1,143,837         $1,149,614
                                                       ==========         ==========


     See accompanying notes to consolidated condensed financial statements.

                   SPARTECH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
       (Unaudited and dollars in thousands, except per share amounts)


                                                 QUARTER ENDED                SIX MONTHS ENDED
                                                 -------------                ----------------
                                            APR. 30,         MAY 1,        APR. 30,        MAY 1,
                                             2005            2004           2005           2004
                                           ---------       ---------      ---------      ---------

NET SALES                                  $ 377,658       $ 287,591      $ 682,170      $ 529,054
                                           ---------       ---------      ---------      ---------

COSTS AND EXPENSES
   Cost of sales                             333,046         243,879        609,142        451,919
   Selling and administrative                 18,941          15,055         35,816         29,085
   Fixed Asset Charge                         10,386              --         10,386             --
   Restructuring & Exit Costs                  7,619              --          7,619             --
   Amortization of intangibles                 1,414             607          2,672          1,201
                                           ---------       ---------      ---------      ---------
                                             371,406         259,541        665,635        482,205
                                           ---------       ---------      ---------      ---------

OPERATING EARNINGS                             6,252          28,050         16,535         46,849
   Interest                                    6,378           6,175         12,852         12,505
                                           ---------       ---------      ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES             (126)         21,875          3,683         34,344
   Income Taxes                                  (46)          8,356            945         13,119
                                           ---------       ---------      ---------      ---------

NET EARNINGS (LOSS)                        $     (80)      $  13,519      $   2,738      $  21,225
                                           =========       =========      =========      =========


NET EARNINGS (LOSS) PER COMMON SHARE:

   Basic                                     $ ( - )       $     .42      $     .09      $     .69
                                           =========       =========      =========      =========
   Diluted                                   $ ( - )       $     .41      $     .08      $     .68
                                           =========       =========      =========      =========


DIVIDENDS PER COMMON SHARE                 $     .12       $     .11      $     .24      $     .22
                                           =========       =========      =========      =========


     See accompanying notes to consolidated condensed financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)


                                                      SIX MONTHS ENDED
                                                APR. 30, 2005   MAY 1, 2004
                                                -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                   $  2,738       $ 21,225
   Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
         Fixed Asset Charge                         10,386             --
         Restructuring & Exit Costs                  7,163             --
         Depreciation and amortization              20,739         16,968
         Change in current assets and
            liabilities, net of the effects
            of acquisitions                        (27,339)       (40,047)
   Other, net                                       (3,503)           104
                                                  --------       --------
      NET CASH PROVIDED BY (USED FOR)
       OPERATING ACTIVITIES                         10,184         (1,750)
                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                            (23,233)       (12,514)
   Business acquisition                             (1,224)        (1,418)
   Outsourcing acquisition                              --         (8,999)
                                                  --------       --------
      NET CASH USED FOR INVESTING ACTIVITIES       (24,457)       (22,931)
                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank credit facility (payments)/
      borrowings, net                               (9,830)       (27,203)
   Issuance of common stock                             --         60,922
   Payments on bonds and leases                       (579)           (64)
   Cash dividends on common stock                   (7,713)        (6,763)
   Stock options exercised                             970          2,079
   Treasury stock acquired                          (6,846)          (172)
                                                  --------       --------
      NET CASH (USED FOR)/PROVIDED BY
         FINANCING ACTIVITIES                      (23,998)        28,799
                                                  --------       --------
   Effect of exchange rate changes on cash
      and equivalents                                   69              7
                                                  --------       --------

(DECREASE)/INCREASE IN CASH AND EQUIVALENTS        (38,202)         4,125

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         48,954          3,779
                                                  --------       --------

CASH AND EQUIVALENTS AT END OF PERIOD             $ 10,752       $  7,904
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

      Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to October 31. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year.


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

      The cash price for this acquisition of approximately $87.5 million was allocated to the assets acquired and liabilities assumed of $97.7 million and $10.2 million, respectively. The assets acquired include $39.6 million of property, plant, and equipment, $17.8 million of identified intangibles, and $17.5 million of goodwill. All of the goodwill is deductible for tax purposes. Identified intangibles and respective straight-line weighted average amortization periods include $15.4 million of customer contracts and relationships (ten years), $1.4 million of technology (ten years) and $1.0 million of non-compete agreements (three years). In the second

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


quarter of fiscal 2005, we finalized the calculation of closing working capital and paid an additional $1.2 million as an adjustment to the final purchase price.


NOTE C - RESTRUCTURING

      In the second quarter of fiscal 2005, the Company initiated several operational changes to enhance short-term operating performance and longer term operating efficiencies. The plan, which involves the closing and sale of certain plant facilities, can be segregated into three categories: (i) the elimination of non-core operations, (ii) the consolidation of capacity for similar operations, and (iii) the transfer of synergistic or new business to other existing operations.

      The effect of the plan is to reduce our operations by seven facilities. In addition, the Company had three properties held for sale at the end of the first quarter of fiscal 2005. Of these ten facilities, we have completed the exit of two, and the Company has eight facilities held for sale as of April 30, 2005, (two of which include the sale of a portion of business as noted in the table below). The major classes of assets and liabilities included in these disposal groups are current assets of $4.3 million, property, plant and equipment of $8.3 million and current liabilities of $1.8 million. The following table summarizes the facilities held for sale by reporting segment below:

     CUSTOM SHEET                  COLOR & SPECIALTY               ENGINEERED
     & ROLLSTOCK                       COMPOUNDS                    PRODUCTS
     -----------                       ---------                    --------
  Cornwall, ON (Business)            Conneaut, OH            El Monte, CA (Business)
  Redlands, CA                       Conshohocken, PA
  Taylorville, IL                    Goddard, KS
  Conneaut, OH


      The cost of implementing the operational changes in the second quarter of fiscal 2005 approximated $7.6 million which was comprised of $5.7 million of non-cash fixed asset write-downs, $1.4 million of non-cash goodwill impairment and $.5 million of cash restructuring charges. These charges are presented as Restructuring & Exit Charges in the Consolidated Condensed Statement of Operations.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


      The fixed asset write-downs represent the charges incurred to write-down the related assets to fair market value, less costs to sell. The following table summarizes the non-cash fixed asset write-down charges recognized in the second quarter of fiscal 2005 by reporting segment:

                                                                    (IN MILLIONS)
                                                                     FIXED ASSET
                                                                     WRITE-DOWNS
                    Custom Sheet & Rollstock                             $  2.0
                    Color & Specialty Compounds                             2.5
                    Engineered Products                                     1.2
                                                                         ------
                                                                         $  5.7
                                                                         ======


      Restructuring charges represent severance, equipment moves, relocation, and other related costs. The predominant amounts of restructuring charges incurred during the second quarter of fiscal 2005 were settled in cash by April 30, 2005. The Company will incur an additional estimated $.7 million of cash restructuring costs in the third quarter of fiscal 2005 related to the closing and sale of the eight facilities previously discussed. The following table summarizes the restructuring charges incurred during the second quarter of fiscal 2005 by reporting segment:

                                                                   (IN MILLIONS)
                                                                   RESTRUCTURING
                                                                     CHARGES
                                                                     -------

                    Custom Sheet & Rollstock                          $   .1
                    Color & Specialty Compounds                           .3
                    Engineered Products                                   .1
                                                                      ------
                                                                      $   .5
                                                                      ======


      Refer to Note F for goodwill impairment charges by reporting segment and Note M for a plant restructuring decision subsequent to the quarter end.


NOTE D - FIXED ASSET CHARGE

      As part of the Company's Sarbanes-Oxley process, management initiated a complete physical count of the Company's property, plant and equipment in the first quarter of fiscal 2005. The counts were reconciled to balances recorded in the Company's books and records during the second quarter of fiscal 2005 and $7.8 million of equipment that no longer existed was identified and therefore, was written off.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


      Management believes that the cause of the $7.8 million in non-existing equipment was mostly related to transactions for plant shutdowns and transfers of equipment between plants. Although the Company is not under the Sarbanes-Oxley rules which require management to identify material weaknesses in the Company's internal controls until October 29, 2005, if the Company was, the control issue over property, plant and equipment would be considered a material weakness in the Company's internal controls. Due to the number of transactions, passage of time since many of them occurred, and the weaknesses in documentation and controls over these activities, management cannot specifically identify or allocate these asset write-offs to distinct fiscal years with any certainty. Management has taken corrective actions to institute new policies and procedures for the tracking of equipment disposals and transfers of equipment between plants, including periodic physical inventories of our property, plant and equipment at each location.

        During the count process, management also identified equipment that exists and that management has decided to liquidate. The decision to liquidate these assets resulted in a $2.6 million fixed asset impairment charge. This impairment charge, combined with the non-existing asset write-off charge, is presented as a total non-cash fixed asset charge of $10.4 million in the Consolidated Condensed Statement of Operations for the second quarter of fiscal 2005.


NOTE E - INVENTORIES

      Inventories are valued at the lower of (i) actual cost to purchase or manufacture the inventory (specific identification) or (ii) the current estimated market value. Inventories at April 30, 2005 and October 30, 2004 are comprised of the following components:

                                                    2005                  2004
                                                  --------              --------
Raw materials                                     $ 96,137              $ 82,571
Finished goods                                      57,613                59,464
                                                  --------              --------

                                                  $153,750              $142,035
                                                  ========              ========

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE F - GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the six months ended April 30, 2005 by reporting segment are as follows:

                                               COLOR &
                              CUSTOM SHEET    SPECIALTY       ENGINEERED
                              & ROLLSTOCK     COMPOUNDS         PRODUCTS          TOTAL
                              -----------     ---------         --------          -----
Balance, October 30, 2004      $ 212,850       $ 111,015       $  38,092       $ 361,957

Impairment Charges                  (896)             --            (523)         (1,419)

Reclassifications                 (1,360)         (1,019)             --          (2,379)
                               ---------       ---------       ---------       ---------

Balance, April 30, 2005        $ 210,594       $ 109,996       $  37,569       $ 358,159
                               =========       =========       =========       =========


      Impairment charges result from the Company's plan to close and sell certain facilities as discussed in Note C. Reclassifications represent adjustments to the preliminary allocation of the cash price of the VPI acquisition to the assets acquired and liabilities assumed. At April 30, 2005 other intangible assets with definite lives are as follows:

                                   GROSS
                               CARRYING AMOUNT      ACCUMULATED AMORTIZATION
                            --------------------    ------------------------
                            APR. 30,     OCT. 30,      APR. 30,     OCT. 30,
                              2005         2004         2005         2004
                            -------      -------      -------      -------
Non-compete agreements      $ 3,698      $ 3,960      $ 1,722      $ 1,242
Customer contracts           21,225       18,981        3,744        2,380
Product formulations         18,231       17,811        2,727        2,063
                            -------      -------      -------      -------
                            $43,154      $40,752      $ 8,193      $ 5,685
                            =======      =======      =======      =======


      Amortization expense for our existing other intangible assets over the next five years is estimated to be: $4,360, $4,050, $2,981, $2,593 and $2,345 for the annual periods from May 1, 2005 to April 30, 2010. The Company has a $8,900 trademark included in other intangible assets which has an indefinite life.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE G - COMPREHENSIVE INCOME

      Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarter and six months ended April 30, 2005 and May 1, 2004 is as follows:


                                           QUARTER ENDED             SIX MONTHS ENDED
                                           -------------             ----------------
                                       APR. 30,        MAY 1,        APR. 30,       MAY 1,
                                         2005           2004           2005          2004
                                       --------       --------       --------      --------
Net Earnings (Loss)                    $    (80)      $ 13,519       $  2,738      $ 21,225
Foreign Currency Translation
   Adjustments                           (1,364)        (1,176)         (157)        (1,883)

Cash flow hedge adjustments                  --            935             81         1,843
                                       --------       --------       --------      --------
Total Comprehensive Income (Loss)      $ (1,444)      $ 13,278       $  2,662      $ 21,185
                                       ========       ========       ========      ========


NOTE H - SEGMENT INFORMATION

      The Company's 43 facilities are organized into three reportable segments based on the nature of the products manufactured. Beginning in fiscal 2005, Spartech PEP, which formerly was reported in the Custom Sheet & Rollstock segment, is now included in the Color & Specialty Compounds segment. All prior period segment results have been restated to be consistent with the current period presentation. The Company's former Molded & Profile Products segment was renamed to the Engineered Products segment effective in the second quarter of fiscal 2005. The following presents the Company's net sales and operating earnings by segment:

                                         QUARTER ENDED              SIX MONTHS ENDED
                                         -------------              ----------------
                                       APR. 30,       MAY 1,      APR. 30,       MAY 1,
NET SALES *                              2005          2004          2005          2004
                                       --------      --------      --------      --------
     Custom Sheet & Rollstock          $238,144      $183,448      $427,783      $338,777
     Color & Specialty  Compounds       113,429        83,187       210,532       154,491
     Engineered Products                 26,085        20,956        43,855        35,786
                                       --------      --------      --------      --------
        TOTAL NET SALES                $377,658      $287,591      $682,170      $529,054
                                       ========      ========      ========      ========


                                             QUARTER ENDED            SIX MONTHS ENDED
                                             -------------            ----------------
                                      APR. 30,        MAY 1,        APR. 30,        MAY 1,
                                        2005           2004           2005           2004
                                      --------       --------       --------       --------
OPERATING EARNINGS
     Custom Sheet & Rollstock         $  9,810       $ 21,107       $ 17,468       $ 35,565
     Color & Specialty Compounds         2,785          7,503          8,484         13,749
     Engineered Products                (1,712)         2,595         (1,095)         3,825
     Corporate/Other                    (4,631)        (3,155)        (8,322)        (6,290)
                                      --------       --------       --------       --------
     TOTAL OPERATING EARNINGS         $  6,252       $ 28,050       $ 16,535       $ 46,849
                                      ========       ========       ========       ========

* Excludes intersegment sales of $16,736 and $13,168 for the three months ended April 30, 2005 and May 1, 2004, respectively, and $27,754 and $25,665 for the six months ended April 30, 2005 and May 1, 2004, respectively, primarily from the Color & Specialty Compounds segment.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE I - STOCK BASED COMPENSATION

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

                                     QUARTER ENDED                 SIX MONTHS ENDED
                                     -------------                 ----------------
                                APR. 30,        MAY 1,          APR. 30,          MAY 1,
                                 2005           2004              2005            2004
                                 -----        ----------       ----------      ----------
Net Earnings (Loss)
  as Reported                    $ (80)       $   13,519       $    2,738      $   21,225
Pro Forma Impact of
  Expensing Stock Options          535               442            1,070             884
                                 -----        ----------       ----------      ----------

Pro forma net earnings           $(615)       $   13,077       $    1,668      $   20,341
                                 =====        ==========       ==========      ==========

Diluted Earnings per share:
        As Reported
          Basic                  $ ( - )      $     0.42       $     0.09      $     0.69
          Diluted                $ ( - )      $     0.41       $     0.08      $     0.68
        Pro forma
          Basic                  $(0.02)      $     0.41       $     0.05      $     0.66
          Diluted                $(0.02)      $     0.40       $     0.05      $     0.65

Assumptions Used:
        Expected Dividend
          Yield                      2%                2%               2%              2%
        Expected Volatility         35%               35%              35%             35%
        Risk-Free Interest
          Rates                    3.6%              3.7%             3.6%            3.7%
        Expected Lives           5.5 YEARS     5.5 Years        5.5 YEARS       5.5 Years

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board (FASB) issued a revised version of Statement of Financial Accounting Standards (SFAS) 123, "Share Based Payment," (SFAS 123R) which replaces the original SFAS 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principals Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R requires public companies to recognize the costs associated with the award of equity instruments to employees in the results of operations over the service period related to the award. The cost is based on the fair value of the equity instrument at the date of grant. The provisions of SFAS 123R will be effective for the Company in the first quarter of 2006. The approximate impact of the adoption of this standard on our historical net income and earnings per share is disclosed in Note I.


NOTE K - EURO TERM LOAN

      On February 16, 2005, the Company entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. The proceeds of this loan were used to reimburse amounts that had been funded by the U.S. parent and more effectively match Euro denominated debt with the Euro denominated assets of our Donchery, France facility.

NOTE L - COMMITMENTS AND CONTINGENCIES

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

        In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Management has agreed to participate along with 39 other companies in an environmental study to determine the extent and sources of contamination at this site. The Company has $156 accrued as of April 30, 2005 related to this issue and management believes it is possible that the ultimate liability from this issue could materially differ from this amount. This accrued amount includes estimated costs associated with participation in the environmental study and legal fees. Due to uncertainties inherent in this matter, management is unable to estimate the Company's possible additional exposure upon the ultimate outcome of this issue which is not expected to occur for a number of years. These uncertainties primarily include the outcome of the environmental study and the percentage of contamination attributable to our subsidiary and other parties.

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


NOTE M - SUBSEQUENT EVENTS

On May 26, 2005, the Company entered into a Retirement Agreement and Release (Retirement Agreement) with the former Chairman, President, and Chief Executive Officer of the Company, Bradley B. Buechler. This Retirement Agreement replaces his previous Amended and Restated Employment Agreement dated November 2, 2002 (Employment Agreement). Mr. Buechler's retirement and resignation from the Board were both effective as of May 6, 2005.

      The Retirement Agreement includes various terms and conditions pertaining to Mr. Buechler's retirement. The payments and benefits paid to Mr. Buechler under this Retirement Agreement are similar to those required under his Employment Agreement and includes the following major provisions:

      - A cash settlement paid June 3, 2005, based upon a multiple of Mr. Buechler's former annual salary and previous deferred compensation arrangement, totaling $2.7 million.

      - A bonus to be paid based on the Company's fiscal 2005 results for Mr. Buechler's pro rata employment through the effective date, adjusted for certain non-recurring items.

      - An amendment to the terms of his vested Stock Options to treat his resignation as a retirement before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $.8 million.

      The provisions of the Retirement Agreement will result in a charge to our operating earnings in the third quarter of fiscal 2005 of $3.7 million.

      In May 2005, the Company decided to terminate the lease on the Company's airplane which is estimated to result in termination fees and selling expenses of $.8 million. This charge is expected in the third quarter of fiscal 2005.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)


      Also, subsequent to the end of the second quarter of 2005, the Company made a decision to sell an operating line that had been recently added to the Color & Specialty Compounds segment that is expected to result in a fixed asset impairment charge of approximately $3.5 million in the third quarter of 2005. The decision was made possible as a result of the late 2004 VPI acquisition and analysis of the capabilities and capacity within the newly acquired facility. The Company continues to evaluate other operations which may lead to further plant restructuring decisions, related exit costs, and property, plant and equipment write-downs for opportunities where additional short and longer term efficiencies are deemed to be achievable. Any such charges would be recorded when those decisions are made and a plan is initiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Net sales for the second quarter and first six months ended April 30, 2005 increased 31% and 29%, respectively over the same periods of the prior year. The increases for both periods were primarily due to the impact of the VPI acquisition and selling price increases, partially offset by flat to slightly down internal volume. Despite the significant sales increases, net earnings decreased in the second quarter and first six months of fiscal 2005 compared to the same periods of the prior year primarily due to (i) the restructuring and exit costs associated with the closing and sale of certain plant facilities and fixed asset charges resulting from our company-wide physical count and reconciliation in the second quarter of fiscal 2005, and (ii) the adverse impact on margins in the first quarter of fiscal 2005 from sharp increases in raw material costs and our inability to pass along price increases to customers as quickly as the increase in these costs. The results for each segment are presented below.

                                           QUARTER ENDED            SIX MONTHS ENDED
                                           -------------            ----------------
                                       APR. 30,       MAY 1,       APR. 30,        MAY 1,
NET SALES *                              2005          2004          2005          2004
                                       --------      --------      --------      --------
     Custom Sheet & Rollstock          $238,144      $183,448      $427,783      $338,777
     Color & Specialty  Compounds       113,429        83,187       210,532       154,491
     Engineered Products                 26,085        20,956        43,855        35,786
                                       --------      --------      --------      --------
        TOTAL NET SALES                $377,658      $287,591      $682,170      $529,054
                                       ========      ========      ========      ========


* Excludes intersegment sales of $16,736 and $13,168 for the three months ended April 30, 2005 and May 1, 2004, respectively, and $27,754 and $25,665 for the six months ended April 30, 2005 and May 1, 2004, respectively, primarily from the Color & Specialty Compounds segment.

OPERATING EARNINGS (GAAP)

Custom Sheet & Rollstock               $  9,810      $ 21,107      $ 17,468      $ 35,565
Color & Specialty Compounds               2,785         7,503         8,484        13,749
Engineered Products                      (1,712)        2,595        (1,095)        3,825
Corporate/Other                          (4,631)       (3,155)       (8,322)       (6,290)
                                       --------      --------      --------      --------
                                       $  6,252      $ 28,050      $ 16,535      $ 46,849
                                       ========      ========      ========      ========

                                         QUARTER ENDED            SIX MONTHS ENDED
                                         -------------            ----------------
                                      APR. 30,      MAY 1,      APR. 30,       MAY 1,
                                       2005         2004         2005           2004
                                      -------      -------      -------      ---------
RESTRUCTURING & EXIT COSTS
Custom Sheet & Rollstock              $ 3,008      $    --      $ 3,008      $      --
Color & Specialty Compounds             2,731           --        2,731             --
Engineered Products                     1,880           --        1,880             --
Corporate/Other                            --           --           --             --
                                      -------      -------      -------      ---------
                                      $ 7,619      $    --      $ 7,619      $      --
                                      =======      =======      =======      =========


FIXED ASSET CHARGE
     Custom Sheet & Rollstock         $ 6,468      $    --      $ 6,468      $      --
     Color & Specialty Compounds        1,675           --        1,675             --
     Engineered Products                1,618           --        1,618             --
     Corporate/Other                      625           --          625             --
                                      -------      -------      -------      ---------
                                      $10,386      $    --      $10,386      $      --
                                      =======      =======      =======      =========

                                         QUARTER ENDED            SIX MONTHS ENDED
                                         -------------            ----------------
                                      APR. 30,      MAY 1,      APR. 30,      MAY 1,
                                       2005         2004         2005          2004
                                      -------      -------      -------      -------
NON-GAAP RECONCILIATION (A)
Consolidated GAAP
   Operating Earnings                 $ 6,252      $28,050      $16,535      $46,849
Restructuring & Exit Costs              7,619           --        7,619           --
Fixed Asset Charges                    10,386           --       10,386           --
                                      -------      -------      -------      -------
CONSOLIDATED OPERATING EARNINGS
EXCLUDING RESTRUCTURING & EXIT
COSTS AND FIXED ASSET CHARGES
(NON-GAAP)                            $24,257      $28,050      $34,540      $46,849
                                      =======      =======      =======      =======

Note to Table:
--------------
(a) Management believes that operating earnings excluding restructuring and exit costs and fixed asset charges, which is a Non-GAAP measurement, is meaningful to investors because it provides a view of the Company with respect to ongoing operating results. Fixed asset charges and restructuring and exit costs represent significant charges that are important to an understanding of the Company's overall operating results in the periods presented. This non-GAAP measurement is not recognized in accordance with generally accepted accounting principles (GAAP) and should not be viewed as an alternative to GAAP measures of performance. Operating earnings excluding fixed asset charges and restructuring costs by segment are calculated in the same manner as the consolidated reconciliation shown above.

      Net sales were $377.7 million and $682.2 million for the quarter and six months ended April 30, 2005. These amounts reflect a 31% and 29% increase, respectively over net sales in the same quarter and six month period of the prior year. The sales percentage increases for both periods were comprised of the impact of the VPI acquisition (11%) and price/mix (21% impact for the quarter and 18% impact for the first half), partially offset by a flat to a slight decrease in volume. This volume change reflects a decrease in pounds sold of toll-compounded material and lower-priced dunnage material to two separate customers, offset by growth in pounds sold to our other customers. Excluding the negative volume impact of the decrease in sales to the two major customers, pounds sold increased approximately 2% and 4%, respectively in the quarter and six months ended of the current period compared to the prior periods.

      Cost of sales were $333.0 million and $609.1 million in the second quarter and first half of fiscal 2005, compared with $243.9 million and $451.9 million in the second quarter and first half of fiscal 2004. Cost of sales as a percentage of net sales increased to 88.2% and 89.3% in the second quarter and first half of fiscal 2005 from 84.8% and 85.4% in the respective periods of the prior year. Material margin (net sales less material costs) as a percent of net sales decreased between 6% and 7% for both periods of fiscal 2005 compared to the respective periods of the prior year due to sharp increases in raw material costs and the impact of passing on a majority of the increases to customers as higher selling prices. Raw material prices for the Company's major resins increased approximately 30 to 40%, depending on the resin, in the second quarter and first half of fiscal 2005 over the same periods of the prior year. Material margin per pound sold increased .7 cent and .3 cent, respectively in the second quarter and first half of fiscal 2005 compared to the prior year same periods due mostly to the mix impact of decreases in sales of the toll-compound and lower priced dunnage material, both of which have lower material margins per pound sold. Excluding the impact of these sales mix changes, material margin per pound decreased .7 cent and 1 cent, respectively in the second quarter and first half of fiscal 2005 from the same periods of fiscal 2004. These decreases were mostly due to our inability to pass through selling price increases to customers as quickly as the raw material price increased, as well as the impact of other mix changes.

      Conversion costs as a percent of net sales decreased to 23.1% and 25.0% in the second quarter and first half of fiscal 2005 from 26.5% and 27.2% in the second quarter and first half of fiscal 2004 due primarily to selling price increases. However, on a per pound sold basis, conversion costs increased 1.3 cents and 1.9 cents in the second quarter and first half fiscal 2005 compared to the same periods of the prior year as our cost restructuring efforts, which will mitigate increases in conversion costs, have not yet taken effect. These increases were mostly caused by rate increases in healthcare, workers' compensation, freight and utilities, and the shift in product mix. Conversion costs for the second quarter and first half of fiscal 2005 increased $10.8 million and $26.9 million, respectively compared to the same periods of the prior year. In addition to the items noted above, the VPI acquisition added $7.6 million in the second quarter and $14.0 million for the first half of fiscal 2005, and general cost increases contributed to the balance of this increase. Conversion costs per pound in the second quarter of 2005 were approximately 2 cents better than the first quarter of 2005 due to better operating leverage from our seasonally higher volume.

      The increases in conversion costs of $26.9 million for the first half of fiscal 2005 compared to the prior year more than offset an increase in material margin of $22.8 million, leading to a decrease in gross profit of $4.1 million. The $10.8 million increase in conversion costs in the second quarter was more than offset by an $11.7 million increase in material margin leading to an increase of $.9 million in gross profit. The recovery in gross profit in the second quarter versus the first quarter of fiscal 2005 over the same quarters of the prior year reflect price increases to customers in the second quarter of fiscal 2005. Gross profit for the second quarter and first half of fiscal 2005 includes $.3 million of inventory write-downs related to facilities held for sale.

      Selling and administrative expenses of $18.9 million and $35.8 million for the quarter and first half of fiscal 2005 increased from $15.0 million and $29.0 million for the same periods of the prior year. Approximately half of these increases were due to the VPI acquisition and the remaining increases were primarily due to costs associated with Sarbanes-Oxley compliance efforts and increased information technology investments. Selling and administrative expenses as a percent of net sales were 5.0% and 5.2% in the second quarter and first half of 2005 compared to 5.2% and 5.5% in the same periods of the prior year. The lower percent of sales in this fiscal year to date compared to the prior year is due to the impact of selling price increases.

      In the second quarter of fiscal 2005, we initiated several operational changes to enhance short-term operating performance and longer term operating efficiencies. The plan, which involves the closing and sale of certain plant facilities, resulted in $7.6 million of restructuring & exit costs in the second quarter which was comprised of $5.7 million of non-cash fixed asset write-downs, $1.4 million of non-cash write-down for goodwill impairment and $.5 million of cash restructuring charges. Refer to Note C for detail of our restructuring plan.

      As part of our Sarbanes-Oxley compliance efforts, we initiated a complete physical count of the Company's property, plant and equipment in the first quarter of fiscal 2005. We reconciled the counts to amounts recorded in our books and records in the second quarter and identified $7.8 million of property that no longer physically existed and therefore was written off. We also identified another $2.6 million of impairment losses pertaining to property that exists, but we have decided to liquidate. The total of these two non-cash charges of $10.4 million was recorded in the second quarter of fiscal 2005. Refer to Note D for detail of these charges.

      Amortization of intangibles increased to $1.4 million and $2.7 million for the quarter and first half of fiscal 2005 from $.6 million and $1.2 million in the comparable periods of last year. These increases primarily reflect amortization of intangibles acquired as part of the VPI acquisition.

      Operating earnings (GAAP) for the quarter and first six months of fiscal 2005 was $6.3 million and $16.5 million, or 1.7% and 2.4% of net sales, compared to $28.1 million and $46.8 million, or 9.8% and 8.9% of net sales, for the corresponding periods of the prior year. The decreases in operating earnings
(GAAP) for both periods were adversely impacted by the restructuring & exit costs and fixed asset charges previously discussed. Operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) for the quarter and first six months of fiscal 2005 was $24.3 million and $34.5 million, or 6.4% and 5.1% of net sales, which compared to $28.1 million and $46.8 million, or 9.8% and 8.8% of net sales, for the same period of the prior year. These decreases reflect lower than expected first quarter of fiscal 2005 results from sharp increases in raw materials and our inability to pass along price increases to customers as quickly as the increase in costs, and increases in conversion costs and selling and administrative expenses in the first half of fiscal 2005 compared to the same period of the prior year. Lower operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) in the second quarter of fiscal 2005 also reflects $.3 million of inventory write-downs at facilities which are held for sale. In addition, operating earnings excluding restructuring & exit costs (Non-GAAP) includes losses from businesses held for sale of $.6 million and $1.1 million for the second quarter and first half of fiscal 2005.

      Interest expense of $6.4 million and $12.9 million in the second quarter and first half of fiscal 2005 were comparable to the $6.2 million and $12.5 million in the comparable period of the prior year. These increases reflect additional borrowings primarily due to the VPI acquisition, partially offset by a decrease in average interest rate due to the expiration of our interest rate swap on November 10, 2004.

      Our effective tax rate was 36.5% and 25.7% in the second quarter and first half of fiscal 2005 compared to 38.2% for both comparable periods of the prior year. The decrease in tax rate in the first half of fiscal 2005 reflects a first quarter reduction in deferred tax liabilities associated with the implementation of state tax planning strategies that will reduce our long-term effective tax rate, relative to low earnings before income taxes. We estimate that our tax rate will approximate 37% for the remainder of fiscal 2005 resulting in an approximate 36% effective tax rate for the fiscal year.

      The Company reported a $.1 million net loss in the second quarter of fiscal 2005 and $2.7 million of net earnings in the first half of fiscal 2005. These amounts decreased from the $13.5 million and $21.2 million of net earnings in the second quarter and first half of fiscal 2004 due to the reasons previously discussed.

SEGMENT RESULTS

      Net sales of the Custom Sheet & Rollstock segment increased by 30% and 26% to $238.1 million and $427.8 million in the quarter and six months ended April 30, 2005 from $183.4 million and $338.8 million in the corresponding periods of the prior year. Approximately 7% of the increases were due to the VPI acquisition. Internal volume of pounds sold accounted for approximately 3% and 1% of the growth in the second quarter and first half of fiscal 2005 and the remaining growth for both periods was attributable to price/mix. The majority of the price/mix impact reflects higher selling prices to customers from the pass through of raw material price increases. The internal volume growth for both periods was partially offset by a decrease in sales of lower-priced dunnage material to this segment's largest customer due to a decline in this customer's sales volumes. Excluding this impact, internal volume of pounds sold increased approximately 7% in the second quarter and 5% in the first half of fiscal 2005 compared to the same periods of the prior year. These volume increases were primarily driven by strong demand in the Packaging and Sign & Advertising markets. This segment's operating earnings (GAAP) for the quarter and first half of fiscal 2005 were $9.8 million and $17.5 million which compared to $21.1 million and $35.6 million for the same periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs and fixed asset charges. Operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) for the quarter and first six months of fiscal 2005 was $19.3 million and $26.9 million, or 8.1% and 6.3% of net sales, which compared to $21.1 million and $35.6 million, or 11.5% and 10.5% of net sales, in the same periods of the prior year. The decreases in these margins reflect sharp increases in raw material prices and the impact of passing only a portion of these increases as higher selling prices, higher health care and workers' compensation claims, higher freight and utility costs. The decreases also reflect a negative impact on earnings from the decrease in volume sold of lower-priced dunnage material and start-up costs at our Donchery, France facility. In addition, the operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) in the second quarter includes $.2 million of inventory write-down at a held for sale facility. Operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) includes $.3 million and $.5 million of operating losses in the second quarter and first half of fiscal 2005 related to a business held for sale.

      Net sales of the Color & Specialty Compounds segment were $113.4 million and $210.5 million in the second quarter and first six months of fiscal 2005 representing a 36% increase over the same periods of fiscal 2004. Of the 36% sales growth in the second quarter, approximately 22% was due to the VPI acquisition and 22% was due to price/mix, most of which was attributable to higher selling prices. The impact of these items was partially offset by an 8% decrease in internal volume of pounds sold. The decrease in internal volume of pounds sold for the quarter reflects a decrease in sales of toll-compounded material to one customer and special-order sales to another customer that occurred in the second quarter of the prior year but did not recur in the second quarter of the current year. Excluding the decrease in sales volume to these two customers, internal volume increased approximately 2%. Of the 36% sales growth in the first half of fiscal 2005, approximately 14% was attributed to the VPI acquisition and 23% was due to price/mix, most of which was attributable to higher selling prices. These increases were partially offset by a 1% decrease in internal volume of pound sold which was primarily attributable to the decrease in sales to the aforementioned customers. Excluding the decrease in sales to these two customers, internal volume of pounds sold increased approximately 6% in the first half of fiscal 2005 compared to the first half of fiscal 2004. This segment's operating earnings (GAAP) for the quarter and first half of fiscal 2005 were $2.8 million and $8.5 million which compared to $7.5 million and $13.7 million for the same periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs and fixed asset charges. Operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) for the quarter and first six months of fiscal 2005 was $7.2 million and $12.9 million, or 6.3% and 6.1% of net sales, which compared to $7.5 million and $13.7 million, or 9.0% and 8.9% of net sales, in the same periods of the prior year. The decreases in these margins reflect increases in raw material prices and the impact of passing a portion of these increases on to customers as higher selling prices, higher freight and utility costs and start-up costs at our Donchery, France facility. In addition, the operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) in the second quarter includes $.1 million of inventory write-downs at a facility that is held for sale.

      Net sales of the Engineered Products segment increased by 24% and 23% to $26.1 million and $43.9 million in the quarter and six months ended April 30, 2005 from $21.0 million and $35.8 million in the corresponding periods of the prior year. The increases for both periods were primarily driven by increases in sales volumes of wheels in the Lawn & Garden Market to new customers. In addition, these increases reflect higher selling prices, the impact of which was more than offset by the change in product mix from selling more wheels with a lower per pound selling price.

      This segment's operating losses (GAAP) for the quarter and first half of fiscal 2005 were $1.7 million and $1.1 million which compared to operating earnings (GAAP) of $2.6 million and $3.8 million for the same periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs and fixed asset charges. Operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) for the quarter and first six months of fiscal 2005 was $1.8 million and $2.4 million, or 6.9% and 5.5% of net sales, which compared to $2.6 million and $3.8 million, or 12.4% and 10.6% of net sales, in the same periods of the prior year. The decreases in these margins reflect increases in raw material prices and the impact of passing a portion of these increases on to customers as higher selling prices, the change in product mix and start up costs associated with the ramp-up of new production capacity for our wheels business. Operating earnings excluding restructuring & exit costs and fixed asset charges (Non-GAAP) of $1.8 million for the second quarter of fiscal 2005 were significantly better than the $.6 million in the first quarter of fiscal 2005 but still lower than the prior year second quarter due mostly to higher than expected costs associated with the start-up delays and the ramp-up of new production capacity.

LIQUIDITY & CAPITAL RESOURCES

CASH FLOW

      Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties, and equity offerings. Our principal uses of cash have been to support our operating activities, invest in capital improvements, finance strategic business/outsourcing acquisitions, and pay dividends on our common stock. Cash flows for the periods indicated are summarized as follows:


                                          SIX MONTHS ENDED
                                          ----------------
      (Dollars in millions)            APR. 30,       MAY 1,
                                        2005          2004
                                       -------       -------
Net cash provided by (used for)
operating activities                   $  10.2       $  (1.8)
                                       =======       =======

Net cash used for
investing activities                   $ (24.5)      $ (22.9)
                                       =======       =======

Net cash (used for) / provided by
financing activities                   $ (24.0)      $  28.8
                                       =======       =======

(Decrease) / increase in cash
and equivalents                        $ (38.2)      $   4.1
                                       =======       =======



      Operating cash flows provided by net earnings were $2.7 million in the first half of fiscal 2005 compared to $21.2 million in the first half of fiscal 2004. The lower net earnings in the current period reflects the non-cash $10.4 million fixed asset charge and non-cash $7.2 million of restructuring & exit costs. Changes in current assets and liabilities, net of the effects of acquisitions, used $27.3 million of cash in the first six months of fiscal 2005 compared to $40.0 million in the same period of the prior year. The current year use of cash is mostly driven by a $32.1 million increase in accounts receivable due to seasonally high sales in our second quarter. Operating cash flows used to fund inventory in the first half of 2005 totaled $11.1 million in support of what is traditionally the Company's highest sales period in the second quarter of our fiscal year. Net cash provided by operating activities was $22.3 million in the second quarter of fiscal 2005 due to focused efforts on collecting vendor rebates, a decrease in the inventory balance and increase in trade accounts payables. These favorable changes in working capital accounts were partially offset in the second quarter by an increase in accounts receivable and the seasonally high sales levels.

      The Company's primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first half of fiscal 2005 were $23.2 million compared to $12.5 million for the first half of fiscal 2004. The increase in capital expenditures in the current period is due to capacity expansions for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products segment, and the additional of certain lines in our U.S. sheet business. In addition, the increase reflects information technology capital investments related to Sarbanes-Oxley compliance efforts and our company-wide Oracle 11i globalization project. We estimate that our capital expenditures for fiscal 2005 will approximate $38 million.

      Overall, cash decreased by $38.2 million in the first half of fiscal 2005 due to the factors noted above. This decrease compares to a $4.1 million increase in cash in the first half of 2004 which included a common stock offering that provided $60.9 million of cash. These proceeds were used to pay down borrowings, fund acquisitions and pay dividends in the prior year period.


FINANCING ARRANGEMENTS

      At April 30, 2005, our total borrowings under our bank credit facilities were $88.6 million at a weighted average interest rate of 4.2% and we had $103.8 million of total availability under the credit facilities.

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

      Our current credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with such covenants through the second quarter of fiscal 2005 and currently expect to be in compliance for the remainder of fiscal 2005, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.

      We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will provide the resources for
(i) satisfying our working capital needs, regular quarterly dividends, and planned capital expenditures and (ii) managing the capital structure on a short and long-term basis.


OUTLOOK

      As we move forward to the second half of our fiscal year, we have seen some volume declines which could be temporary de-stocking due to the recent price decreases in certain resins or indicative of a broader slowdown in demand. In addition, our short term restructuring efforts in the second half of the year will be a major focus for us. We have factored into our guidance stable to slightly down economic trends as well as the significance of the time and effort involved in our short term restructuring efforts during the remainder of our fiscal year.

      As discussed in Notes C & M, certain events and decisions have occurred that will impact our third quarter of fiscal 2005 results. The impact of entering into a retirement agreement with our former Chairman, President, and Chief Executive Officer will result in a charge of $3.7 million, $.8 million of which will be non-cash. In addition, in the third quarter, we decided to (i) sell an operating line that will result in an approximate $3.5 million non-cash charge and (ii) terminate the lease on our Company airplane which will result in a an approximate $.8 million charge. Finally, we estimate that we will incur an additional approximate $.7 million of severance and exit costs related to completion of our plant consolidation plan. Collectively, these items are estimated to result in a $8.7 million reduction to operating earnings in the third quarter, of which $4.3 million will be non-cash.

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

      VALUATION OF LONG-LIVED ASSETS - We review the carrying value of our long-lived assets, which primarily include property plant and equipment, goodwill, and other intangible assets, annually or whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Fair value is generally measured based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in the business. The estimates in projected cash flows and discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns, and the volatility of markets served. We believe that the estimates are reasonable; however, changes in estimates could materially affect the fair value assessments.

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

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS


   This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events and expectations. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "would," "should,", "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types produced by Spartech; (b) material adverse changes in the markets we serve, including the transportation, packaging, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical; (c) the inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration; (d) volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas; (e) the inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings; (f) adverse findings in significant legal or environmental proceedings or the inability to comply with applicable environmental laws and regulations; (g) the inability to achieve operational efficiency goals or cost reduction initiatives; (h) the inability to develop and launch new products successfully (i) the inability to predict accurately the start-up costs associated with the new Donchery, France facility or the expansion of the existing wheel production capacity; (j) restrictions imposed on Spartech by instruments governing its indebtedness, and the possible inability to comply with requirements of those instruments, (k) weaknesses in internal controls; and
(j) other risk factors summarized in reports filed by Spartech with the Securities and Exchange Commission. Spartech assumes no duty to update its forward-looking statements.

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


ITEM 4.  CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate for timely decisions regarding required disclosure. Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

      An evaluation has been performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15e of the Securities Exchange Act) as of April 30, 2005. Based on that evaluation, we have concluded that, as a result of a material weakness in our internal control over the existence of our property, plant and equipment and the fact that remediation of these controls to prevent future errors had not been completed as of April 30, 2005 as discussed below, our disclosure controls and procedures were not effective in this area as of April 30, 2005 to ensure that information required to be disclosed for property, plant and equipment in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included with the report and adjusted for the resulting fixed asset charge fairly present in all material respects the financial position, results of operations, and cash flows of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

      As part of the Company's Sarbanes-Oxley process, we initiated a complete physical count of the Company's property, plant and equipment in the first quarter of fiscal 2005. We reconciled the counts to balances recorded in the Company's books and records during the second quarter of fiscal 2005 and $7.8 million of equipment that no longer existed was identified and therefore, was written off. We believe that the cause of the $7.8 million in non-existing equipment was mostly related to transactions for plant shutdowns and transfers of equipment between plants. Although the Company is not under the Sarbanes-Oxley rules which require management to identify material weaknesses in the Company's internal controls until October 29, 2005, the control issue over property, plant and equipment would be considered a material weakness in the Company's internal controls.


      We have taken corrective actions to institute new policies and procedures for the tracking of equipment disposals and transfer of equipment between plants. These policies will include periodically conducting physical inventories of our equipment at each location. With the significance of the recently announced plant restructurings, we will be implementing these procedures immediately and take additional precautions to ensure these controls are properly administered. These changes in controls had not been completed as of April 30, 2005 and therefore, management determined that a material weakness existed as of that date. We will validate the remediation and subsequent adequacy of the control and compliance therewith as part of our continued testing and remediation process.

CHANGES IN INTERNAL CONTROLS - Except as noted above, there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


SARBANES-OXLEY 404 COMPLIANCE - We are continuing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending October 29, 2005. During the course of these activities, we have identified certain internal control issues which we believe need to be improved. These control issues are, in large part, the result of our need for additional personnel. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts including controls surrounding our property, plant and equipment noted above and we will continue to make improvements in other areas. These improvements include increased monitoring and review controls by additional personnel and assessment of and improvements to our consolidation process. As we identify other control issues, we expect to validate these potential control deficiencies and assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation procedures to investigate these potential control deficiencies, and, where appropriate, to remediate them.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of equity securities during the second quarter of 2005 are listed in the following table:

                                                           TOTAL NUMBER OF
                                                               SHARES        MAXIMUM NUMBER
                                                            PURCHASED AS     OF SHARES THAT
                                                              PART OF          MAY YET BE
                         TOTAL NUMBER                         PUBLICLY      PURCHASED UNDER
                           OF SHARES     AVERAGE PRICE    ANNOUNCED PLANS     THE PLANS OR
        PERIOD             PURCHASED     PAID PER SHARE     OR PROGRAMS         PROGRAMS
        ------             ---------     --------------     -----------         --------
1/30/05-2/26/05             25,000           $21.19            25,000           972,000
2/27/05-4/2/05             220,600           $20.10           220,600           751,400
4/3/05-4/30/05              94,700           $19.11            94,700           656,700
                           -------           ------           -------           -------
   TOTAL                   340,300           $19.94           340,300           656,700

  The Company's Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 656,700.

ITEM 6. EXHIBITS

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



                                                 SPARTECH CORPORATION
                                                     (Registrant)




Date:   June 7, 2005                               _____________________________
                                                   George A. Abd
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)




                                                   _____________________________
                                                   Randy C. Martin
                                                   Executive Vice President -
                                                   Corporate Development and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)