Form 10-Q
period 2005-07-30
SPARTECH CORP
filed 2005-09-08
CIK 77597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005

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

     Yes   x   No
         -----    -----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

     Yes       No   x
         -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   x   No
         -----    -----

     Number of shares outstanding as of July 30, 2005:

     COMMON STOCK, $.75 PAR VALUE PER SHARE 31,951,719

                      SPARTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                  JULY 30, 2005

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED CONDENSED BALANCE SHEET - as of July 30, 2005 and
           October 30, 2004                                                   3

           CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS - for the
           quarter and nine months ended July 30, 2005 and July 31, 2004      4

           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS - for the nine
           months ended July 30, 2005 and July 31, 2004                       5

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS               6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         17

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         30

Item 4.    CONTROLS AND PROCEDURES                                           30

PART II.   OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       32

Item 6.    EXHIBITS                                                          32

SIGNATURES                                                                   33

CERTIFICATIONS                                                               34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SPARTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Dollars in thousands)

                                                             JUL. 30, 2005
                                                              (UNAUDITED)    OCT. 30, 2004
                                                             -------------   -------------
                          ASSETS

CURRENT ASSETS
   Cash and equivalents                                       $   13,830      $   48,954
   Receivables, net                                              193,596         188,427
   Inventories                                                   144,394         142,035
   Prepaids and other                                             17,053          20,718
                                                              ----------      ----------
      TOTAL CURRENT ASSETS                                       368,873         400,134

Property, plant and equipment                                    519,844         538,271
   Less accumulated depreciation                                 203,337         207,526
                                                              ----------      ----------
      PROPERTY, PLANT AND EQUIPMENT, NET                         316,507         330,745

GOODWILL                                                         358,382         361,957
OTHER INTANGIBLE ASSETS, NET                                      42,330          44,067
OTHER ASSETS                                                      18,409          12,711
                                                              ----------      ----------
                                                              $1,104,501      $1,149,614
                                                              ==========      ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                       $   18,315      $   18,027
   Accounts payable                                              121,226         116,386
   Accrued liabilities                                            45,947          44,223
                                                              ----------      ----------
      TOTAL CURRENT LIABILITIES                                  185,488         178,636
                                                              ----------      ----------
Convertible subordinated debentures                              154,639         154,639
Other long-term debt, less current maturities                    253,277         301,425
                                                              ----------      ----------
      TOTAL LONG-TERM DEBT                                       407,916         456,064
Deferred taxes                                                    90,525          94,825
Other long-term liabilities                                        9,024           2,357
                                                              ----------      ----------
      TOTAL LONG-TERM LIABILITIES                                507,465         553,246
                                                              ----------      ----------

SHAREHOLDERS' EQUITY
   Common stock, 33,131,846 shares issued in 2005 and 2004        24,849          24,849
   Contributed capital                                           197,646         196,264
   Retained earnings                                             215,619         220,136
   Treasury stock, at cost, 1,180,127 shares
      in 2005 and 952,073 shares in 2004                         (27,451)        (23,653)
   Accumulated other comprehensive income                            885             136
                                                              ----------      ----------
      TOTAL SHAREHOLDERS' EQUITY                                 411,548         417,732
                                                              ----------      ----------
                                                              $1,104,501      $1,149,614
                                                              ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         (Unaudited and dollars in thousands, except per share amounts)

                                    QUARTER ENDED        NINE MONTHS ENDED
                                 -------------------   ---------------------
                                 JUL. 30,   JUL. 31,    JUL. 30,    JUL. 31,
                                   2005       2004        2005        2004
                                 --------   --------   ----------   --------
NET SALES                        $348,672   $288,035   $1,030,842   $817,089
                                 --------   --------   ----------   --------
COSTS AND EXPENSES
   Cost of sales                  308,839    247,078      917,981    698,997
   Selling and administrative      16,923     15,274       52,739     44,359
   Restructuring & exit costs       4,639         --       12,258         --
   Former CEO retirement            3,645         --        3,645         --
   Fixed asset charge                 206         --       10,592         --
   Amortization of intangibles      1,264        749        3,936      1,950
                                 --------   --------   ----------   --------
                                  335,516    263,101    1,001,151    745,306
                                 --------   --------   ----------   --------
OPERATING EARNINGS                 13,156     24,934       29,691     71,783
   Interest                         6,362      5,981       19,214     18,486
                                 --------   --------   ----------   --------
EARNINGS BEFORE INCOME TAXES        6,794     18,953       10,477     53,297
   Income Taxes                     2,505      7,241        3,450     20,360
                                 --------   --------   ----------   --------
NET EARNINGS                     $  4,289   $ 11,712   $    7,027   $ 32,937
                                 ========   ========   ==========   ========
NET EARNINGS PER COMMON SHARE:
   Basic                         $    .13   $    .36   $      .22   $   1.06
                                 ========   ========   ==========   ========
   Diluted                       $    .13   $    .36   $      .22   $   1.04
                                 ========   ========   ==========   ========
DIVIDENDS PER COMMON SHARE       $    .12   $    .11   $      .36   $    .33
                                 ========   ========   ==========   ========

See accompanying notes to consolidated condensed financial statements.

                      SPARTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                     NINE MONTHS ENDED
                                               -----------------------------
                                               JUL. 30, 2005   JUL. 31, 2004
                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                  $  7,027        $ 32,937
   Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
      Fixed asset charge                           10,592              --
      Restructuring & exit costs                   10,764              --
      Former CEO retirement                           831              --
      Depreciation and amortization                30,633          25,484
      Change in current assets and
         liabilities, net of the effects
         of acquisitions                            4,750         (43,953)
   Other, net                                      (2,263)          2,181
                                                 --------        --------
      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                      62,334          16,649
                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                           (31,267)        (22,695)
   Retirement of assets                                89              --
   Business acquisition                            (1,224)         (1,418)
   Outsourcing acquisition                             --          (8,141)
                                                 --------        --------
      NET CASH USED FOR INVESTING ACTIVITIES      (32,402)        (32,254)
                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank credit facility payments, net             (48,020)        (27,199)
   Issuance of common stock                            --          60,922
   Payments on bonds and leases                      (624)            (99)
   Cash dividends on common stock                 (11,547)        (10,297)
   Proceeds from stock option exercises             1,980           2,518
   Treasury stock acquired                         (6,846)           (677)
                                                 --------        --------
      NET CASH (USED FOR)/PROVIDED BY
         FINANCING ACTIVITIES                     (65,057)         25,168
                                                 --------        --------
   Effect of exchange rate changes on cash
      and equivalents                                   1              75
                                                 --------        --------

(DECREASE)/INCREASE IN CASH AND EQUIVALENTS       (35,124)          9,638

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        48,954           3,779
                                                 --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD            $ 13,830        $ 13,417
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

     The cash price for this acquisition of approximately $87.5 million was allocated to the assets acquired and liabilities assumed of $97.7 million and $10.2 million, respectively. The assets acquired include $39.4 million of property, plant, and equipment, $17.8 million of identified intangibles, $22.8 million of working capital assets, and $17.7 million of goodwill. All of the goodwill is deductible for tax purposes. Identified intangibles and respective straight-line weighted average amortization periods include $15.4 million of customer contracts and relationships (ten years), $1.4 million of technology (ten years) and $1.0 million of non-compete agreements (three years). The purchase price was finalized in the second quarter of fiscal 2005, and the Company paid an additional $1.2 million as an adjustment for closing working capital.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE C - RESTRUCTURING

     In the second quarter of fiscal 2005, the Company initiated several operational changes to enhance short-term operating performance and longer term operating efficiencies. The plan, which involves the closing or sale of certain plant facilities, can be segregated into three categories: (i) the elimination of non-core operations, (ii) the consolidation of capacity for similar operations, and (iii) the transfer of synergistic or new business to other existing operations.

     The effect of the plan is to reduce our operations by seven facilities. In addition, the Company had three properties held for sale at the end of fiscal 2004. Of these ten facilities, as of July 30, 2005, we had completed the exit of two, and had the remaining eight facilities held for sale (two of which include the sale of a portion of business as noted in the table below). Subsequent to July 30, 2005, the Company finalized the sale of one facility and one business, and entered into a contract to sell one additional facility which is scheduled to close in the fourth quarter of fiscal 2005. We estimate that the sale of the three entities will result in a pretax gain of approximately $2.0 in the fourth quarter of fiscal 2005.

     The major classes of assets and liabilities in these disposal groups as of July 30, 2005 include current assets of $4.4 million, property, plant and equipment of $8.2 million and current liabilities of $2.0 million. The following table summarizes the facilities held for sale as of July 30, 2005 by reporting segment:

     CUSTOM SHEET         COLOR & SPECIALTY          ENGINEERED
     & ROLLSTOCK              COMPOUNDS               PRODUCTS
-----------------------   -----------------   -----------------------
Cornwall, ON (Business)   Conneaut, OH        El Monte, CA (Business)
Redlands, CA              Conshohocken, PA
Taylorville, IL           Goddard, KS
Conneaut, OH

     In addition to the reduction in operating facilities, the Company made a decision in the third quarter of fiscal 2005 to sell an extruded film line that had recently been added to the Color & Specialty Compounds segment which resulted in a fixed asset impairment charge of $3.7 million. The decision was made possible as a result of the late 2004 VPI acquisition and analysis of the capabilities and capacity within the newly acquired facilities. Also, in the third quarter of fiscal 2005, the Company terminated the lease on its airplane which resulted in termination fees and selling expenses of $.8 million.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

     The following table summarizes the restructuring & exit costs presented in the Consolidated Condensed Statement of Operations for the third quarter and nine months ended July 30, 2005:

                            QUARTER   NINE MONTHS
                             ENDED       ENDED
                            -------   -----------
Non-cash Charges:
   Fixed Asset Impairment    $3,674     $ 9,345
   Goodwill Impairment           --       1,419
                             ------     -------
                              3,674      10,764
Cash Charges:
   Facility Restructuring       215         744
   Airplane Lease Buy-Out       750         750
                             ------     -------
                                965       1,494
                             ------     -------
                             $4,639     $12,258
                             ======     =======

     The fixed asset impairment represents charges incurred to adjust the related assets to fair market value, less costs to sell. The following table summarizes the fixed asset impairment charges recognized in the third quarter and nine months ended July 30, 2005 by reporting segment:

                              QUARTER   NINE MONTHS
                               ENDED       ENDED
                              -------   -----------
Custom Sheet & Rollstock       $   --      $2,018
Color & Specialty Compounds     3,674       6,120
Engineered Products                --       1,207
                               ------      ------
                               $3,674      $9,345
                               ======      ======

     The goodwill impairment represents charges incurred to write off goodwill related to two businesses which are held for sale. The following table summarizes the goodwill impairment charges recognized in the third quarter and nine months ended July 30, 2005 by reporting segment:

                              QUARTER   NINE MONTHS
                               ENDED       ENDED
                              -------   -----------
Custom Sheet & Rollstock        $--      $  896
Color & Specialty Compounds      --          --
Engineered Products              --         523
                                ---      ------
                                $--      $1,419
                                ===      ======

                     SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

     Facility restructuring charges represent exit costs including severance, equipment moves, relocation, and other related costs. The majority of these restructuring charges incurred during the nine months ended July 30, 2005 were settled in cash by the end of the period. The Company will incur an additional estimated $.3 million of cash restructuring costs in the fourth quarter of fiscal 2005 related to the closing and sale of the eight facilities previously discussed. In addition, the Company will incur an additional estimated $.3 million of other restructuring expenses related to the consolidation of two compounding facilities into one of the Company's facilities located in Donora, PA in the fourth quarter of fiscal 2005. The following table summarizes the facility restructuring charges incurred during the third quarter and nine months ended July 30, 2005 by reporting segment:


                              QUARTER   NINE MONTHS
                               ENDED       ENDED
                              -------   -----------
Custom Sheet & Rollstock        $ 67       $161
Color & Specialty Compounds      143        428
Engineered Products                5        155
                                ----       ----
                                $215       $744
                                ====       ====

     The $750 airplane lease buy-out charge was recorded as a Corporate expense. The Company continues to evaluate other operations for opportunities which provide short and longer term efficiencies. These evaluations may lead to further plant restructuring decisions, related exit costs, and property, plant and equipment write-downs. Any such charges would be recorded when those decisions are made and the plan is initiated.

NOTE D - FORMER CEO RETIREMENT

     The Company entered into a Retirement Agreement and Release (Retirement Agreement), effective on May 6, 2005, with its former Chairman, President, and Chief Executive Officer, Bradley B. Buechler. This Retirement Agreement replaced Mr. Buecher's Amended and Restated Employment Agreement dated November 2, 2002 (Employment Agreement).

     The Retirement Agreement includes various terms and conditions pertaining to Mr. Buechler's retirement. The payments and benefits paid to Mr. Buechler under this Retirement Agreement include the following major provisions:

     - A cash settlement paid June 3, 2005, based upon a multiple of Mr. Buechler's former annual salary plus his previous deferred compensation arrangement, totaling $2.7 million.

     - A bonus to be paid based on the Company's fiscal 2005 results pro-rated for Mr. Buechler's employment through the effective date of the Retirement Agreement, adjusted for certain non-recurring items.

     - An amendment to the terms of Mr. Buechler's vested Stock Options to treat his resignation as a retirement before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $0.8 million.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

     The provisions of the Retirement Agreement resulted in a $3.6 million charge to operating earnings in the third quarter of fiscal 2005.

NOTE E - FIXED ASSET CHARGE

     As part of the Company's Sarbanes-Oxley process, management initiated a complete physical count of the Company's property, plant and equipment in the first quarter of fiscal 2005. The counts were reconciled to balances recorded in the Company's books and records, and $8.7 million of equipment that no longer existed was identified and written off.

     Management believes that the cause of the $8.7 million in non-existing equipment was mostly related to transactions for plant shutdowns and transfers of equipment between plants. Although the Company is not required to report under the Sarbanes-Oxley rules which require management to identify material weaknesses in the Company's internal controls until October 29, 2005, the control issue over property, plant and equipment would be considered a material weakness in the Company's internal controls. Due to the number of transactions, passage of time since many of them occurred, and the weaknesses in documentation and controls over these activities, management cannot specifically identify or allocate these asset write-offs to distinct fiscal years with any certainty. In the third quarter of fiscal 2005, management took corrective actions to institute new policies and procedures for the tracking of equipment disposals and transfers of equipment between plants, including periodic physical inventories of our property, plant and equipment at each location.

     During the count process, management also identified equipment that exists and that management has decided to liquidate. The decision to liquidate these assets resulted in a $1.9 million fixed asset impairment charge. This impairment charge, combined with the non-existing asset write-off charge is presented as a total non-cash fixed asset charge of $10.6 million in the Consolidated Condensed Statement of Operations for the nine months ended July 30, 2005. The following presents the fixed asset charge by reporting segment for the third quarter and nine months ended July 30, 2005:

                              QUARTER   NINE MONTHS
                               ENDED       ENDED
                              -------   -----------
Custom Sheet & Rollstock        $ --      $ 6,468
Color & Specialty Compounds       --        1,675
Engineered Products              206        1,824
Corporate                         --          625
                                ----      -------
                                $206      $10,592
                                ====      =======

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE F - INVENTORIES

     Inventories are valued at the lower of (i) actual cost to purchase or manufacture the inventory (specific identification) or (ii) the current estimated market value. Inventories at July 30, 2005 and October 30, 2004 are comprised of the following components:

                 JUL. 30,   OCT. 30,
                   2005       2004
                 --------   --------
Raw materials    $ 85,576   $ 82,571
Finished goods     58,818     59,464
                 --------   --------
                 $144,394   $142,035
                 ========   ========

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the nine months ended July 30, 2005 by reporting segment are as follows:

                             CUSTOM      COLOR &
                             SHEET &    SPECIALTY   ENGINEERED
                            ROLLSTOCK   COMPOUNDS    PRODUCTS      TOTAL
                            ---------   ---------   ----------   ---------
Balance, October 30, 2004   $212,850    $111,015     $38,092     $361,957
Impairment Charges              (896)         --        (523)      (1,419)
Reclassifications             (1,137)     (1,019)         --       (2,156)
                            --------    --------     -------     --------
Balance, July 30, 2005      $210,817    $109,996     $37,569     $358,382
                            ========    ========     =======     ========

     Impairment charges result from the Company's plan to close and sell certain facilities as discussed in Note C. Reclassifications represent adjustments to the preliminary allocation of the cash price of the VPI acquisition from goodwill to other assets acquired and liabilities assumed.

At July 30, 2005 other intangible assets with definite lives are as follows:

                                      GROSS              ACCUMULATED
                                 CARRYING AMOUNT         AMORTIZATION
                               -------------------   -------------------
                               JUL. 30,   OCT. 30,   JUL. 30,   OCT. 30,
                                 2005       2004       2005       2004
                               --------   --------   --------   --------
Non-compete agreements          $ 3,680    $ 3,960    $1,953     $1,242
Customer contracts               21,571     18,981     4,662      2,380
Product formulations & other     17,766     17,911     2,972      2,063
                                -------    -------    ------     ------
                                $43,017    $40,852    $9,587     $5,685
                                =======    =======    ======     ======

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

     Amortization expense for the Company's existing other intangible assets over the next five years is estimated to be: $4,395, $4,274, $3,147, $2,688 and $2,637 for the annual periods from July 31, 2005 to July 31, 2010. The Company has a trademark of $8,900 included in other intangible assets which have indefinite lives.

NOTE H - COMPREHENSIVE INCOME

     Comprehensive Income is an entity's change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of Net Earnings to Comprehensive Income for the quarter and nine months ended July 30, 2005 and July 31, 2004 is as follows:

                                              QUARTER ENDED       NINE MONTHS ENDED
                                           -------------------   -------------------
                                           JUL. 30,   JUL. 31,   JUL. 30,   JUL. 31,
                                             2005       2004       2005       2004
                                           --------   --------   --------   --------
Net Earnings                                $4,289     $11,712    $7,027    $32,937
Foreign Currency Translation Adjustments       824       1,154       667       (729)
Cash flow hedge adjustments                     --         991        81      2,834
                                            ------     -------    ------    -------
Total Comprehensive Income                  $5,113     $13,857    $7,775    $35,042
                                            ======     =======    ======    =======

NOTE I - SEGMENT INFORMATION

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

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

                                     QUARTER ENDED        NINE MONTHS ENDED
                                  -------------------   ---------------------
                                  JUL. 30,   JUL. 31,    JUL. 30,    JUL. 31,
                                    2005       2004        2005        2004
                                  --------   --------   ----------   --------
NET SALES (A)
   Custom Sheet & Rollstock       $221,815   $190,837   $  649,597   $529,613
   Color & Specialty  Compounds    106,577     80,741      317,109    235,233
   Engineered Products              20,280     16,457       64,136     52,243
                                  --------   --------   ----------   --------
      TOTAL NET SALES             $348,672   $288,035   $1,030,842   $817,089
                                  ========   ========   ==========   ========

Note to table:

(a) Excludes intersegment sales of $11,315 and $12,711 for the three months ended July 30, 2005 and July 31, 2004, respectively, and $39,030 and $38,376 for the nine months ended July 30, 2005 and July 31, 2004, respectively, primarily from the Color & Specialty Compounds segment.

                                    QUARTER ENDED       NINE MONTHS ENDED
                                 -------------------   -------------------
                                 JUL. 30,   JUL. 31,   JUL. 30,   JUL. 31,
                                   2005       2004       2005       2004
                                 --------   --------   --------   --------
OPERATING EARNINGS
   Custom Sheet & Rollstock       $18,714   $19,858    $ 36,174   $55,427
   Color & Specialty Compounds      2,851     7,321      11,337    21,070
   Engineered Products               (181)    1,417      (1,285)    5,242
   Corporate                       (8,228)   (3,662)    (16,535)   (9,956)
                                  -------   -------    --------   -------
                                  $13,156   $24,934    $ 29,691   $71,783
                                  =======   =======    ========   =======

     Refer to Notes C, D and E for impacts of the Restructuring & Exit Costs, Former CEO Retirement and Fixed Asset Charge on operating earnings for each segment.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE J - STOCK BASED COMPENSATION

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

                                  QUARTER ENDED         NINE MONTHS ENDED
                              ---------------------   ---------------------
                               JUL. 30,    JUL. 31,    JUL. 30,    JUL. 31,
                                 2005        2004        2005        2004
                              ---------   ---------   ---------   ---------
Net Earnings
   as Reported                   $4,289     $11,712      $7,027     $32,937
Pro Forma Impact of
   Expensing Stock Options          579         442       1,649       1,326
                              ---------   ---------   ---------   ---------
Pro forma net earnings           $3,710     $11,270      $5,378     $31,611
                              =========   =========   =========   =========

Diluted Earnings per share:
   As Reported
      Basic                       $0.13       $0.36       $0.22       $1.06
      Diluted                      0.13        0.36        0.22        1.04
   Pro forma
      Basic                       $0.12       $0.35       $0.17       $1.01
      Diluted                      0.12        0.34        0.17        1.00

Assumptions Used:
   Expected Dividend Yield            2%          2%          2%          2%
   Expected Volatility               35%         35%         35%         35%
   Risk-Free Interest Rates         3.6%        3.7%        3.6%        3.7%
   Expected Lives             5.5 YEARS   5.5 Years   5.5 YEARS   5.5 Years

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

NOTE K - RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revised version of Statement of Financial Accounting Standards (SFAS) 123, "Share Based Payment," (SFAS 123R) which replaces the original SFAS 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principals Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R requires public companies to recognize the costs associated with the award of equity instruments to employees in the results of operations over the service period related to the award. The cost is based on the fair value of the equity instrument at the date of grant. The provisions of SFAS 123R will be effective for the Company in the first quarter of 2006. The approximate impact of the adoption of this standard on our historical net income and earnings per share is disclosed in Note J.

NOTE L - LONG-TERM DEBT

     On February 16, 2005, the Company's French subsidiary entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. The proceeds of this loan were used to reimburse amounts that had been funded by the U.S. parent and more effectively match Euro denominated debt with the Euro denominated assets of our Donchery, France facility.

     On July 29, 2005, Spartech Corporation was granted a waiver under its revolving credit facility to ensure compliance with a Fixed Charge Coverage Ratio. This ratio is calculated using financial information from the Company's four most recent trailing fiscal quarters and is required to exceed 1.40:1. The waiver only applies to the third quarter ended July 30, 2005 and automatically terminates if the Fixed Charge Coverage Ratio is less than 1.25:1. The Company's actual Fixed Charge Coverage Ratio for the third quarter was 1.38:1. The primary reason for the waiver was the negative impact on the numerator of the ratio of the $.8 million one-time cash expenses to terminate the lease of the Company's airplane and the $2.7 cash retirement payment to the Company's former CEO, both of which were incurred in the third quarter of fiscal 2005. In addition, the denominator of the ratio included $33 million of required principal payments paid during the fourth quarter of 2004 which will decrease to $18 million in the fourth quarter of 2005. This will benefit the Company's fourth quarter of fiscal 2005 Fixed Charge Coverage Ratio calculation which is currently estimated to increase to more than 1.75:1. In addition, management believes that it is probable that the Company will not be in violation of any covenants in the next twelve months.

NOTE M - COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed 5.6 million Euros associated with the local government's financing of the Company's Donchery, France facility expansion. The Company will enter into a lease for the expanded facility and the guarantee will decrease over the fifteen-year term of the lease. This guarantee was recorded as an other long-term asset and other long-term liability in the first quarter of fiscal 2005.

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency initiated an environmental investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Management has agreed to participate along with 39 other companies in an environmental study to determine the extent and sources of contamination at this site. The Company has $100 accrued as of July 30, 2005 related to this issue and management believes it is possible that the ultimate liability from this issue could materially differ from this amount. This accrued amount includes estimated legal fees.

                      SPARTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (Unaudited and dollars in thousands, except per share amounts)

     The Company fulfilled its obligation to fund its portion of the environmental study in the third quarter of fiscal 2005. Due to uncertainties inherent in this matter, management is unable to estimate the Company's possible additional exposure upon the ultimate outcome of this issue which is not expected to occur for a number of years. These uncertainties primarily include the outcome of the environmental study and the percentage of contamination, if any, attributed to our subsidiary versus the other parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net sales for the third quarter and first nine months of fiscal 2005 increased 21% and 26%, respectively over the same periods of the prior year. The increases for both periods were substantially due to selling price increases, changes in product mix, and the VPI acquisition, partially offset by decreases in underlying sales volume. Despite the significant net sales increases, operating earnings decreased in the third quarter and first nine months of fiscal 2005 compared to operating earnings for the same periods of the prior year primarily due to (i) restructuring and exit costs associated with the closing and sale of certain plant facilities, (ii) a fixed asset charge resulting from our company-wide fixed asset count, and (iii) charges associated with the retirement of our former CEO (these three items are subsequently referred to herein as "special items"). Refer to the Special Items Supplemental Table at the end of this section for the impact of special items by segment. Excluding special items, operating earnings decreased in the third quarter and first nine months of fiscal 2005 from the same periods of the prior year primarily due to increases in conversion costs, most of which occurred in labor-related and utilities costs, coupled with the decrease in underlying sales volume. In addition, operating earnings in the first nine months of fiscal 2005 were adversely impacted by sharp increases in resin prices in the earlier portion of this period and our inability to pass along price increases to customers as quickly as the material costs increased. Although operating earnings decreased in the third quarter of fiscal 2005 compared to the third quarter of last fiscal year, we paid down over $38 million of debt in the third quarter of fiscal 2005. This pay down was funded from net cash provided by operating activities of $52.2 million in the third quarter, which is the largest generation of cash from operations for any one quarter in the history of the Company.

CONSOLIDATED RESULTS

     Net sales were $348.7 million and $1,030.8 million for the quarter and nine months ended July 30, 2005. These amounts reflect a 21% and 26% increase, respectively over net sales in the same quarter and nine month period of the prior year and include the benefit of the VPI acquisition completed on October 1, 2004. The following table presents components of the sales percentage changes for both periods:

                         % CHANGE
                      FROM PRIOR YEAR
                    ------------------
                    QUARTER   9 MONTHS
                    -------   --------
Underlying volume      (4)%       (1)%
VPI acquisition        10         10
Price/Mix              15         17
                      ---        ---
                       21%        26%
                      ===        ===

     The lower underlying volume for both periods reflects a decrease in pounds sold of toll-compounded material and lower-priced dunnage material to two separate major customers. Excluding the negative volume impact in sales to these two major customers, volume sold was flat in the third quarter and increased approximately 3% in the nine months to date compared to the same periods of the prior year. The flat underlying sales volume, excluding the negative impact of the two major customers, in the third quarter was mostly due to a decrease in volume sold in our Custom Sheet & Rollstock segment. This decrease was primarily due to general softness in the third quarter of fiscal 2005 demand compared to the robust demand in the third quarter of the prior year, and also reflects the loss of certain business because of our decision to focus on higher margin business with customers requiring a lower net working capital investment. Most of the price/mix impact reflects higher selling prices to customers from the pass through of raw material price increases.

     The table below presents the Company's sales and cost of sales in dollars and on a per pound sold basis for the quarter and nine months ended July 30, 2005 compared to the same periods of the prior year. Cost of sales presented in the Consolidated Condensed Statement of Operations includes material and conversion costs. We have not presented cost of sales components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as higher selling prices. These significant changes materially affect the percentages but do not present accurate performance measures of the business.

                                      QUARTER ENDED       NINE MONTHS ENDED
                                   -------------------   -------------------
                                   JUL. 30,   JUL. 31,   JUL. 30,   JUL. 31,
                                     2005       2004       2005       2004
                                   --------   --------   --------   --------
DOLLARS AND POUNDS (IN MILLIONS)
Net sales                           $348.7     $288.0    $1,030.8   $  817.1
Material costs                       225.1      171.2       663.4      479.2
                                    ------     ------    --------   --------
   Material margin                   123.6      116.8       367.4      337.9
Conversion costs                      83.7       75.9       254.6      219.8
                                    ------     ------    --------   --------
   Gross margin                     $ 39.9     $ 40.9    $  112.8   $  118.1
                                    ======     ======    ========   ========
POUNDS SOLD                          365.5      350.8     1,093.5    1,017.3
                                    ======     ======    ========   ========

DOLLARS PER POUND SOLD
Net sales                           $ .954     $ .821    $   .943   $   .803
Material costs                        .616       .488        .607       .471
                                    ------     ------    --------   --------
   Material margin                    .338       .333        .336       .332
Conversion costs                      .229       .216        .233       .216
                                    ------     ------    --------   --------
   Gross margin                     $ .109     $ .117    $   .103   $   .116
                                    ======     ======    ========   ========

     The significant increases in net sales and material costs per pound in the quarter and nine months ended July 30, 2005 compared to the same periods of the prior year were mostly due to increases in raw material costs and the impact of passing on these increases to customers as higher selling prices. Raw material prices for the Company's major resins increased approximately 25% to 35%, depending upon the type of resin, for the first nine months of fiscal 2005 compared to the same period of the prior year. Material margin per pound sold increased .5 cent and .4 cent, respectively in the third quarter and first nine months of fiscal 2005 compared to the same prior year periods. These increases were due to the mix impact of the decreases in sales of the toll-compound and lower priced dunnage material, both of which have lower material margins per pound, and the favorable mix impact of the VPI acquisition. The favorable impacts of these items on material margin per pound sold more than offset the negative impact of other mix changes for both period comparisons as well as the negative impact of the rapid rise in resin prices throughout our first quarter of fiscal 2005.

     Conversion costs per pound sold increased 1.3 cents and 1.7 cents in the third quarter and first nine months of fiscal 2005 compared to the same periods of the prior year. These increases reflect the mix impact of the lower volume in sales to the two major customers previously discussed, the impact of the VPI acquisition and other mix changes. In addition, the increases reflect increases in labor-related costs and utilities coupled with the decrease in underlying sales volume, particularly in our first quarter of fiscal 2005. We expect our restructuring efforts to help mitigate these increases in conversion costs and as of July 30, 2005, the impact of the restructuring benefits has not been fully realized.

     Gross margin per pound sold decreased .8 cent and 1.3 cents, respectively in the third quarter and first nine months of fiscal 2005 compared to the same periods of the prior year. These decreases are due to the reasons previously discussed. The lower decrease in gross margin per pound sold in the third quarter comparable period versus the first nine months comparable period reflects price increases to customers in the later part of fiscal 2005 to date and the adverse impact of the significant resin price increases and low sales volume in the first quarter of fiscal 2005.

     Selling and administrative expenses of $16.9 million and $52.7 million for the quarter and first nine months of fiscal 2005 increased from $15.3 million and $44.4 million for the same periods of the prior year. Substantially all of the increase in the third quarter of fiscal 2005 compared to the third quarter of the prior year was due to the VPI acquisition. Excluding the impact of VPI, selling and administrative expenses increased $.1 million in this period reflecting higher costs associated with Sarbanes-Oxley compliance efforts and increased information technology investments, partially offset by savings from termination of the Company's airplane lease (see the discussion below) and lower bad debt expense. The VPI acquisition accounted for approximately half of the $8.3 million increase in selling and administrative expense in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The remaining increases were primarily due to costs associated with Sarbanes-Oxley compliance efforts and increased information technology investments.

     In the second quarter of fiscal 2005, we initiated several strategic changes to enhance short-term operating performance and longer term operating efficiencies. The plan involves the consolidation, sale or closing of seven plant facilities and other cost reduction efforts. The following table presents the charges associated with the plan:

                                                    NINE
                                                   MONTHS
                               QUARTER ENDED        ENDED
                            -------------------   --------
                            APR. 30,   JUL. 30,   JUL. 30,
                              2005       2005       2005
                            --------   --------   --------
(IN MILLIONS)
   Non-cash charges:
      Fixed asset impairment  $5.7       $3.6       $ 9.3
      Goodwill impairment      1.4         --         1.4
                              ----       ----       -----
                               7.1        3.6        10.7
Cash charges:
      Facility restructuring    .5         .2          .7
      Airplane lease buy-out    --         .8          .8
                              ----       ----       -----
                                .5        1.0         1.5
                              ----       ----       -----
                              $7.6       $4.6       $12.2
                              ====       ====       =====

     Refer to Note C to our Consolidated Condensed Financial Statements for additional detail of our restructuring plan.

     In the third quarter of fiscal 2005, we entered into a Retirement Agreement with the former Chief Executive Officer of the Company. This resulted in a $3.6 million charge in the third quarter, of which $.8 million represented a non-cash charge. Refer to Note D to our Consolidated Condensed Financial Statements for detail of this charge.

     As part of our Sarbanes-Oxley compliance efforts, we initiated a complete physical count of the Company's property, plant and equipment in the first quarter of fiscal 2005. We reconciled the counts to amounts recorded in our books and records and identified $8.7 million of property that no longer physically existed and therefore was written off. We also identified another $1.9 million of impairment losses pertaining to property that exists, which we have decided to liquidate. Of the $10.6 million non-cash charge, $10.4 million and $.2 million was recorded in the second quarter and third quarter, respectively, of fiscal 2005. Refer to Note E to our Consolidated Condensed Financial Statements for detail of these charges.

     Amortization of intangibles increased to $1.3 million and $3.9 million for the quarter and first nine months of fiscal 2005 from $.7 million and $2.0 million in the comparable periods of last year. These increases primarily reflect amortization of intangibles acquired as part of the VPI acquisition.

     Operating earnings for the quarter and first nine months of fiscal 2005 were $13.2 million and $29.7 million, compared to $24.9 million and $71.8 million for the corresponding periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs, fixed asset charge, and former CEO retirement previously discussed. Operating earnings excluding the impacts of special items for the quarter and first nine months of fiscal 2005 decreased from operating earnings in the same periods of the prior year. The decrease in the third quarter comparable was primarily due to the decrease in underlying sales volume coupled with the increases in conversion costs, mostly in the labor-related and utilities areas. The decrease in fiscal 2005 year to date comparable reflects
(i) increases in conversion costs and selling and administrative expenses in the first nine months of fiscal 2005 compared to the same period of the prior year, coupled with the slight decrease in underlying sales volume and (ii) lower than expected first quarter fiscal 2005 results from sharp increases in raw materials and our inability to pass along price increases to customers as quickly as the increase in costs. Operating earnings excluding special items includes losses from businesses held for sale of $.8 million and $1.9 million for the third quarter and first nine months of fiscal 2005.

     Interest expense of $6.4 million and $19.2 million in the third quarter and first nine months of fiscal 2005 compares to $6.0 million and $18.5 million in the comparable period of the prior year. These increases reflect additional borrowings primarily due to the VPI acquisition, partially offset by a decrease in average interest rate due to the expiration of our interest rate swap on November 10, 2004.

     Our effective tax rate was 36.8% and 32.9% in the third quarter and first nine months of fiscal 2005 compared to 38.2% for both comparable periods of the prior year. The decrease in tax rate in the first nine months of fiscal 2005 reflects a first quarter reduction in deferred tax liabilities associated with the implementation of state tax planning strategies that will reduce our long-term effective tax rate, relative to low earnings before income taxes. We estimate that our tax rate will approximate 36% in the fourth quarter of fiscal 2005 resulting in an approximate 35% effective tax rate for the fiscal year.

     The Company reported net earnings of $4.3 million in the third quarter of fiscal 2005 and $7.0 million in the first nine months of fiscal 2005. These amounts decreased from the $11.7 million and $32.9 million of net earnings in the third quarter and first nine months of fiscal 2004 due to the reasons previously discussed.

SEGMENT RESULTS

Custom Sheet and Rollstock

     The Custom Sheet & Rollstock segment net sales increased by 16% and 23% to $221.8 million and $649.6 million in the quarter and nine months ended July 30, 2005 from $190.8 million and $529.6 million in the corresponding periods of the prior year. The following table presents components of the sales percentage changes for both periods:

                         % CHANGE
                      FROM PRIOR YEAR
                    ------------------
                    QUARTER   9 MONTHS
                    -------   --------
Underlying volume     (7)%       (1)%
VPI acquisition        7          7
Price/Mix             16         17
                     ---        ---
                      16%        23%
                     ===        ===

     The 7% and 1% decreases in underlying sales volume in the quarter and nine months ended July 30, 2005 compared to the same periods of the prior year reflect a decrease in sales of lower-priced dunnage material to this segment's largest customer due to the expiration of an intermittent supply contract between this customer and a third party. Excluding this impact, internal volume of pounds sold decreased approximately 4% in the third quarter and increased 1% in the first nine months of fiscal 2005 compared to the same periods of the prior year. This 4% decrease in sales volume in the third quarter was primarily due to general softness in the third quarter of fiscal 2005 volumes when compared to robust volume in the third quarter of the prior year, and also reflects loss of certain business because of our decision to focus on higher margin business with customers requiring a lower net working capital investment. Specifically, sales to the Transportation and Pool & Spa markets were soft in the third quarter of fiscal 2005 compared to the third quarter of the prior year. The majority of the price/mix impact reflects higher selling prices to customers from the pass through of raw material price increases.

     This segment's operating earnings for the quarter and first nine months were $18.7 million and $36.2 million which compared to $19.9 million and $55.4 million for the same periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs and fixed asset charge. Operating earnings dollars and per pound sold excluding special items for the quarter and first nine months of fiscal 2005 were less than the comparable periods of the prior year. The per pound sold decreases reflect the decrease in underlying sales volume coupled with increases in conversion costs, specifically labor-related costs and utilities. The per pound sold decrease was larger in the nine months to date period versus the quarter due mostly to sharp increases in raw material prices and the impact of passing only a portion of these increases as higher selling prices in the earlier portion of fiscal 2005 to date. Operating earnings excluding special items includes $.3 million and $.8 million of operating losses in the third quarter and first nine months of fiscal 2005 related to a business held for sale, and $.3 million of inventory write-downs related to exiting a facility in the second quarter of fiscal 2005.

Color and Specialty Compounds Segment

     Net sales of the Color & Specialty Compounds segment were $106.6 million and $317.1 million in the third quarter and first nine months of fiscal 2005 representing a 32% and 35% increase over the third quarter and first nine months of fiscal 2004. The following table presents components of the sales percentage changes for both periods:

                         % CHANGE
                      FROM PRIOR YEAR
                    ------------------
                    QUARTER   9 MONTHS
                    -------   --------
Underlying volume     (2)%       (2)%
VPI acquisition       19         21
Price/Mix             15         16
                     ---        ---
                      32%        35%
                     ===        ===

     The decreases in underlying volume of pounds sold of 2% for the quarter and nine months ended July 30, 2005 compared to the same periods of the prior year reflect a decrease in sales of toll-compounded material to one customer. Excluding the decrease in sales volume to this customer, internal volume increased approximately 3% for the quarter and nine months to date. This 3% increase in internal volume of pounds sold reflects strong sales to the Building & Construction market, flat sales to the Transportation market, and lower sales to the Packaging market. The majority of the price/mix impact reflects higher selling prices to customers from the pass through of raw material price increases.

     This segment's operating earnings for the quarter and first nine months of fiscal 2005 were $2.8 million and $11.3 million compared to $7.3 million and $21.1 million for the same periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs and fixed asset charge. Operating earnings dollars and per pound sold excluding special items for the quarter and first nine months of fiscal 2005 decreased from the same periods of the prior year. The decreases in the current period cents per pound sold reflect increases in conversion costs, specifically labor-related costs and utilities, start-up costs at our Donchery, France facility, and the decrease in sales volume.

Engineered Products Segment

     Net sales of the Engineered Products segment increased by 23% to $20.3 million and 23% to $64.1 million in the quarter and nine months ended July 30, 2005 from $16.5 million and $52.3 million in the corresponding periods of the prior year. The following table presents components of the sales percentage changes for both periods:

                         % CHANGE
                      FROM PRIOR YEAR
                    ------------------
                    QUARTER   9 MONTHS
                    -------   --------
Underlying volume     27%        28%
Price/Mix             (4)        (5)
                     ---        ---
                      23%        23%
                     ===        ===

     The volume increases for both periods were primarily driven by increases in sales of wheels in the Lawn & Garden Market to new customers. The negative impact of price/mix reflects higher selling prices, the impact of which was more than offset by the change in product mix from selling more wheels with a lower per pound selling price.

     This segment's operating losses for the quarter and first nine months of fiscal 2005 were $.2 million and $1.3 million compared to operating earnings of $1.4 million and $5.2 million for the same periods of the prior year. The decreases in operating earnings for both periods were adversely impacted by the restructuring & exit costs and fixed asset charge. Operating earnings dollars and per pound sold excluding special items for the quarter and first nine months of fiscal 2005 were lower than the same periods of the prior year. The decreases were due to higher than expected start-up costs associated with the ramp-up of new production capacity and start-up delays for our wheels business. Operating earnings excluding special items includes $.5 million and $1.1 million of operating losses in the third quarter and first nine months of fiscal 2005 related to a business held for sale.

CASH FLOW

     Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties, and equity offerings. Our principal uses of cash have been to support our operating activities, invest in capital improvements, finance strategic business/outsourcing acquisitions, and pay dividends on our common stock. Cash flows for the periods indicated are summarized as follows:

                                 NINE MONTHS ENDED
                                -------------------
                                JUL. 30,   JUL. 31,
                                  2005      2004
                                --------   --------
(DOLLARS IN MILLIONS)
Net cash provided by
   operating activities          $ 62.3     $ 16.6
                                 ======     ======
Net cash used for
   investing activities          $(32.4)    $(32.3)
                                 ======     ======
Net cash (used for)/ provided
   by financing activities       $(65.1)    $ 25.2
                                 ======     ======
(Decrease) / increase in cash
   and equivalents               $(35.1)    $  9.6
                                 ======     ======

     Net earnings were $7.0 million in the first nine months of fiscal 2005 compared to $32.9 million in the nine months of fiscal 2004. The lower net earnings in the current period reflects the non-cash $10.6 million fixed asset charge, $10.8 million non-cash restructuring & exit costs, and $.8 million non-cash former CEO settlement. Changes in current assets and liabilities, net of the effects of acquisitions, ("net working capital accounts") provided $4.8 million of cash in the first nine months of fiscal 2005 compared to a use of $44.0 million in the same period of the prior year. The $4.8 million cash provided in the first nine months of fiscal 2005 includes $32.1 million provided in the third quarter, which is the highest cash generation from net working capital accounts for any one quarter in the history of the Company. The
$32.1 million provided by the net working capital accounts in the third quarter of fiscal 2005 compared to a use of $3.9 million in the third quarter of the prior year. This improvement is partially due to the decrease in underlying sales volume, but also reflects improvement in average days sales outstanding ("DSO") and inventory turnover ("ITO") in the third quarter of fiscal 2005.
The DSO and ITO improvements reflect additional focus on the management of net working capital levels. The third quarter improvement in cash provided by the net working capital accounts resulted in $52.2 million of net cash provided by operating activities for the quarter, the Company's highest level for any one quarter, and drove the year to date third quarter increase in net cash provided by operating activities from $16.6 million in the nine months ended July 31, 2004 to $62.3 million in the nine months ended July 30, 2005.

     The Company's primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first nine months of fiscal 2005 were $31.3 million compared to $22.7 million for the first nine months of fiscal 2004. The increase in capital expenditures in the current period is due to capacity expansions for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products segment, and the addition of certain lines in our U.S. sheet business. In addition, the increase reflects information technology capital investments related to Sarbanes-Oxley compliance efforts and our company-wide Oracle 11i globalization project. We estimate that our capital expenditures for fiscal 2005 will approximate $38 million.

     Cash used for financing activities totaled $65.1 million for the first nine months of fiscal 2005 compared to cash provided of $25.2 million in the same period of the prior year. The use in the current year mostly reflects pay down of the bank credit facility with the strong cash flow provided by operations and the decrease in cash balance in this period. Of the $48.0 million pay down of the bank credit facility in the first nine months of fiscal 2005, $38.2 million was paid down in the third quarter. In the prior period, we completed a stock offering that provided $60.9 million, and $27.2 million of these proceeds were use to pay down the bank credit facility. Other financing activities in the first nine months of fiscal 2005 include $11.5 million used to pay dividends and $6.9 million used to purchase treasury stock.

     Overall, cash decreased by $35.1 million in the first nine months of fiscal 2005 due to the factors noted above. This decrease compares to a $9.6 million increase in cash in the first nine months of 2004 which included a common stock offering that provided $60.9 million of cash. These proceeds were used to pay down borrowings, fund acquisitions and pay dividends in the prior year period.

FINANCING ARRANGEMENTS

     At July 30, 2005, our total borrowings under our bank credit facilities were $52.8 million at a weighted average interest rate of 4.6% and we had $139.9 million of total availability under the credit facilities.

     On February 16, 2005, our French subsidiary entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. We used the proceeds of this loan to reimburse amounts that had been funded by the U.S. parent and more effectively match Euro denominated debt with the Euro denominated assets of our Donchery, France facility.

     Our current credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with such covenants through the third quarter of fiscal 2005 and currently expect to be in compliance for the remainder of fiscal 2005, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.

     On July 29, 2005, Spartech Corporation was granted a waiver under its revolving credit facility to ensure compliance with a Fixed Charge Coverage Ratio. This ratio is calculated using financial information from our four most recent trailing fiscal quarters and is required to exceed 1.40:1. The waiver only applies to the third quarter ended July 30, 2005 and automatically terminates if the Fixed Charge Coverage Ratio is less than 1.25:1. Our actual Fixed Charge Coverage Ratio for the third quarter was 1.38:1. The primary reason for the waiver was the negative impact on the numerator of the ratio of the $.8 million one-time cash expenses to terminate the lease of the company airplane and the $2.7 cash retirement payment to our former CEO, both of which were incurred in the third quarter of fiscal 2005. In addition, the denominator of the ratio included $33 million of required principal payments paid during the fourth quarter of 2004 which will decrease to $18 million in the fourth quarter of 2005. This will benefit our fourth quarter of fiscal 2005 Fixed Charge Coverage Ratio calculation which we currently estimate to increase to more than 1.75:1. In addition, we believe that it is probable that we will not be in violation of any covenants in the next twelve months.

     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will provide the resources for
(i) satisfying our working capital needs, regular quarterly dividends, and planned capital expenditures and (ii) managing the capital structure on a short and long-term basis.

OUTLOOK

     As we move forward to the fourth quarter of our fiscal year, we have seen some volume declines which could be indicative of a broader slowdown in demand in our markets. In addition, we believe that the recent natural disaster caused by hurricane Katrina could have an adverse impact on business activity during our fiscal fourth quarter 2005. Although our facilities in Tupelo, MS and Lake Charles, LA were only minimally affected physically by the hurricane, the repercussions related to our logistics costs, raw material supply, and raw material pricing have yet to be determined. Furthermore, our short term restructuring efforts in the remainder of the year will be a major focus for us. Therefore, we are cautious regarding our fourth quarter results due to the overall economic trends and the potential impact of the recent natural disaster, as well as the significance of the time and effort involved in our short term restructuring efforts during the remainder of our fiscal year.

     As discussed in Note C to our Consolidated Condensed Financial Statements, we will continue to implement our operational changes in the fourth quarter of fiscal 2005. By the end of fiscal 2005, we expect to have disposed of at least five of the seven facilities that we plan to sell. We estimate that we will recognize an approximate $2.0 million pretax gain in the fourth quarter for the sale of three of the facilities. This amount could be partially offset by some portion depending upon the timing and amount of proceeds received from disposal of the remaining facilities. In addition, we estimate that we will incur $.3 million of cash restructuring expenses related to exiting the seven facilities and $.3 million of other restructuring expense related to the consolidation of two of our compounding facilities into one plant in Donora, PA in the fourth quarter.

Special Items Supplemental Table

     The following table presents the impact of special items on segment results of operations for the quarter and nine months ended July 30, 2005:

                                                 PERIOD ENDED JULY 30, 2005
                                            ------------------------------------
                                                                     NINE MONTHS
                                             QUARTER                    ENDED
                                             --------                -----------
RESTRUCTURING & EXIT COSTS
   Custom Sheet & Rollstock                  $    67                    $  3,075
   Color & Specialty Compounds                 3,817                       6,548
   Engineered Products                             5                       1,885
   Corporate                                     750                         750
                                             -------                    --------
      TOTAL                                  $ 4,639                    $ 12,258
                                             =======                    ========
FIXED ASSET CHARGE
   Custom Sheet & Rollstock                  $    --                    $  6,468
   Color & Specialty Compounds                    --                       1,675
   Engineered Products                           206                       1,824
   Corporate                                      --                         625
                                             -------                    --------
      TOTAL                                  $   206                    $ 10,592
                                             =======                    ========
FORMER CEO RETIREMENT
   Custom Sheet & Rollstock                  $    --                    $     --
   Color & Specialty Compounds                    --                          --
   Engineered Products                            --                          --
   Corporate                                   3,645                       3,645
                                             -------                    --------
      TOTAL                                  $ 3,645                    $  3,645
                                             =======                    ========
SPECIAL ITEMS (SUBTOTAL)
   Custom Sheet & Rollstock                  $    67                    $  9,543
   Color & Specialty Compounds                 3,817                       8,223
   Engineered Products                           211                       3,709
   Corporate                                   4,395                       5,020
                                             -------                    --------
      TOTAL                                  $ 8,490                    $ 26,495
                                             =======                    ========

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

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

     This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to future events and expectations. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "would," "should,", "will," "will likely result," "forecast," "outlook," "projects," and similar expressions. Forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: (a) adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types produced by Spartech; (b) material adverse changes in the markets we serve, including the transportation, packaging, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;
(c) our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration; (d) volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas;
(e) our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings; (f) adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations; (g) our inability to achieve operational efficiency goals or cost reduction initiatives;
(h) our inability to develop and launch new products successfully (i) our inability to predict accurately the start-up costs associated with the new Donchery, France facility or the expansion of the existing wheel production capacity; (j) restrictions imposed on Spartech by instruments governing its indebtedness, and the possible inability to comply with requirements of those instruments, (k) weaknesses in internal controls; and (l) other risk factors summarized in reports filed by Spartech with the Securities and Exchange Commission. Spartech assumes no duty to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. Item 7A of our 2004 Annual Report on Form 10-K provides more information as to the Company's market risk. There has been no material change in the Company's exposure to market risks since October 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, as appropriate for timely decisions regarding required disclosure. An evaluation has been performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15e of the Securities Exchange Act) as of July 30, 2005. Based on this evaluation, because we have not completed testing of our remediation process implemented to correct the property, plant and equipment internal control issue, our disclosure controls and procedures were not effective in this area as of July 30, 2005 to ensure that information required to be disclosed for property, plant and equipment in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported when required. Notwithstanding the foregoing, management believes that the financial statements included with the report and adjusted for the resulting fixed asset charge fairly present in all material respects the financial position, results of operations, and cash flows of the Company, in conformity the generally accepted accounting principals in the United States, for the periods presented.

     CHANGES IN INTERNAL CONTROLS - Except as noted below, there was no change in our internal controls over financial reporting during the quarter ended July 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

     As part of our Sarbanes-Oxley process, we initiated a complete physical count of our property, plant and equipment in the first quarter of fiscal 2005. We reconciled the counts to balances recorded in the our books and records and identified $8.7 million in non-existing equipment which we then wrote off. We believe the cause of the $8.7 million in non-existing equipment was mostly related to transactions for plant shut-downs and transfers of equipment between plants. Although the Company is not required to report under the Sarbanes-Oxley rules which require management to identify material weaknesses in the Company's internal controls until October 29, 2005, our control issue over property, plant and equipment would be considered a material weakness in the Company's internal controls.

     In the third quarter of fiscal 2005, we implemented new policies and procedures for the tracking of equipment disposals and transfer of equipment between plants. These policies include periodically conducting physical counts of our equipment at each location. While we believe these actions have resolved the material weakness, we continue to validate the remediation and subsequent adequacy of the control and compliance therewith as part of our continued testing and remediation process.

     SARBANES-OXLEY 404 COMPLIANCE - We are continuing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending October 29, 2005. During the course of these activities, we have identified certain internal control issues which we believe need to be addressed. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts including controls surrounding our property, plant and equipment noted above and we will continue to make improvements in other areas. These improvements include the addition of personnel for increased monitoring and review controls and the assessment of and improvements to our consolidation process. As we identify other control issues, we expect to validate these potential control deficiencies and assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we have established a series of remediation procedures to investigate these potential control deficiencies, and, where appropriate, to remediate them.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no repurchases of equity securities during the third quarter of fiscal 2005. In October 2004, the Company's Board of Directors authorized a program to repurchase up to 1 million shares. The maximum number of shares that may yet be purchased under this program is 656,700.

ITEM 6. EXHIBITS

10.1 Retirement Agreement and Release dated May 6, 2005 between the Company and Bradley B. Buecher.

11     Statement re Computation of Per Share Earnings.

31.1   Rule 13a-14(a)/15d-14(a) Certification of CEO.

31.2   Rule 13a-14(a)/15d-14(a) Certification of CFO.

32     Section 1350 Certifications of CEO & CFO.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPARTECH CORPORATION
                                        (Registrant)

                                        /s/ GEORGE A. ABD
Date: September 8, 2005                 ----------------------------------------
                                        George A. Abd
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

                                        /s/ RANDY C. MARTIN
                                        ----------------------------------------
                                        Randy C. Martin
                                        Executive Vice President -
                                        Corporate Development and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)