Form 10-K
period 2005-10-29
SPARTECH CORP
filed 2006-01-12
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
1-5911
(Commission File Number)
SPARTECH CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	43-0761773
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
120 S. Central Avenue, Suite 1700
Clayton, Missouri 63105
(314) 721-4242
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.75 par value	New York Stock Exchange
Title of Each Class	Name of Exchange of Which Registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $620,813,936 on April 30, 2005. There were 32,045,270 total shares of common stock outstanding as of December 31, 2005.
Documents incorporated by reference
1) Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III).

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-K that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in (i) the description of the Company’s business in Item 1, (ii) the description of legal proceedings in Item 3 and (iii) Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. These sections include statements about new products and market benefits, expected operating trends, future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. In addition to the risk factors discussed in Item 1, Business (under the headings Operating Segments, Raw Materials, Seasonality, Government Regulation and Environmental Matters, and International Operations), other important factors which have impacted and could impact the Company’s operations and results include:
(a)	adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types produced by Spartech;

(b)	material adverse changes in the markets we serve, including the transportation, packaging, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(c)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(d)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(e)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(f)	our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings;

(g)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(h)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(i)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(j)	our inability to develop and launch new products successfully;

(k)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments; and

(l)	weaknesses in internal controls.
     We assume no duty to update our forward-looking statements.

PART I
Item 1. BUSINESS
General
     Spartech Corporation (the “Company”), together with its subsidiaries, is an intermediary processor of engineered thermoplastics. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products. Our products are sold to thousands of original equipment manufacturers and other customers in a wide range of end markets. We operate 42 production facilities in North America and one in Europe, and are organized into three reportable segments based on the products we manufacture:
     Custom Sheet and Rollstock
     The Custom Sheet and Rollstock segment sells its products to various manufacturers that use plastic components in their products. Our custom sheet and rollstock is utilized in several end markets including food/medical packaging, signs/advertising, spas, bathtubs and shower surrounds, burial vault liners, automotive and recreational vehicle components, home appliances and electronics, aircraft, boats and security windows. The Company is North America’s largest extruder of custom rigid plastic sheet and rollstock, operating 23 facilities in the United States, Canada, Mexico and France under the names Spartech Plastics and Spartech Polycast.
     Color and Specialty Compounds
     The Color and Specialty Compounds segment sells custom-designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food/medical packaging, automotive equipment, consumer electronics and appliances, roofing, wall coverings, and other end markets. We produce and distribute these products from 14 facilities in the United States, Canada, Mexico and France under the names Spartech Polycom, Spartech PEP, Spartech Contract Manufacturing Division (“CMD”), and Spartech Calendered and Converted Products Division.
     Engineered Products
     The Engineered Products segment manufactures a number of proprietary items including thermoplastic tires and wheels for the medical, lawn and garden, refuse container, and toy markets and window frames and fencing for the building and construction market, as well as other custom profile extruded and acrylic products for a variety of industries. We manufacture these molded and profile products from six facilities in the United States, Canada and Mexico under the names Spartech Industries, Spartech Profiles, Spartech Townsend, and Spartech Marine.
     Spartech was incorporated in the state of Delaware in 1968, succeeding a business which had commenced operations in 1960. Our principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. Our telephone number is (314) 721-4242. Our Web site address is www.spartech.com.
Industry Overview
     The intermediary processor segment of the plastics industry is fragmented, with over 2,000 plastics processing companies, many of which compete with us in one or more of the following areas in which we operate:

•	Sheet Extrusion	Plastic sheet is produced by forcing melted plastic through a wide, flat die between polished or textured metal rollers and onto a flat cooling bed for cutting to the desired width and length.

•	Rollstock Extrusion	This production process is similar to sheet extrusion, except that the plastic is wound onto rolls rather than cut into flat pieces of a specific length.

•	Cell Cast Acrylics	Acrylic sheet is produced by pouring a reactive mixture of liquid monomers, additives and catalysts between two polished glass sheets held together at a desired thickness, and allowing the mixture to polymerize with time, heat, and pressure in an oven or water bath until solid.

•	Specialty Compounding	Basic plastic resins are melted and mixed with additives, fillers, or other plastics in order to impart specific properties such as gloss, strength or moldability to the resulting mixture, which is typically sold and shipped in pellet form.

•	Color Concentrates	Basic plastic resins are melted and mixed with pigments in order to produce colored pellets, which plastics compounders or fabricators blend with natural color plastics to make products of desired colors.

•	Calendering	Plastic film is produced by drawing molten polymer between two counter-rotating rollers under pressure.

•	Profile Extrusion	Products having a desired two-dimensional cross-section, such as plastic fence rails or window frames, are produced by forcing melted plastic through a die of the desired shape, cooling it in air or in a water bath, and cutting it to the desired length.

•	Injection Molding	Three-dimensional products such as wheels are formed by forcing melted plastic into a mold cavity under pressure so that when cooled the plastic reflects the shape of the cavity.

•	Cast Acrylic Rods and Tubes	Rods are produced from reactive mixtures similar to those used for cell cast acrylics by curing the mixture in a vertical, tubular mold and then grinding and polishing the rod to the desired length and diameter. Tubes are produced by curing a similar mixture against the inside of a drum shaped mold of the desired length and diameter while it revolves on a horizontal axis.
     Each of these processing methods has unique competitive and economic characteristics and involves different production capabilities, operating costs and equipment and requires a different level of capital expenditure and operating expertise. There are various other processes used within the plastics processing industry in which we do not compete, such as continuous cast acrylics, blown film extrusion, pipe and tube extrusion, thermoforming, blow molding and rotational molding.
     A large percentage of the plastics processors in the United States are small to mid-size regional operations that generate less than $50 million in annual sales, and the industry is continuing to undergo consolidation. Current trends contributing to this consolidation include:
•	Greater focus on management transition issues by plastics entrepreneurs;

•	The potential to achieve economies of scale, leverage, and fixed cost synergies;

•	Processors seeking to focus on fewer core competencies and outsourcing non-core operations;

•	Increased capital and technical capabilities necessary to increase production efficiencies and expand capacity; and

•	Customers seeking to work with fewer suppliers.
Our Competitive Strengths
     Our competitive strengths include:
     Market Position
     According to the Plastics News Market Data Book dated September 12, 2005, we are the largest volume producer of extruded sheet and rollstock in North America, and we are one of the leading producers of color and specialty compounds in North America.
     New Product Development
     Our diversity of product capabilities and experienced operating personnel have provided a consistent means for identifying and developing new product applications. Our new product development efforts are coordinated at centralized locations within our two largest operating segments.
     Benefits From Acquisitions
     We have completed four significant acquisitions of businesses over the past five years. Our successful integration of these acquisitions into our business has enabled us to achieve synergies and operating leverage through:

-	Greater geographic presence to service customers and respond to certain concentrated markets;

-	Broader product capabilities offered to our customers;

-	Centralized purchasing of raw materials and other cost synergies;

-	Improved resource utilization through manufacturing optimization; and

-	Greater absorption of fixed costs over an increased revenue base.
     Commitment to Customer Service
     We seek to differentiate ourselves from our competitors by emphasizing our wide range of product offerings, consistent product quality, outstanding customer service, and innovative technical solutions for our customers.
     Diversified Customer Base
     We sell our products to thousands of customers in a broad range of end markets, with no single customer accounting for more than 5% of our fiscal 2005 sales. Our top 25 customers represented approximately 28% of our fiscal 2005 sales. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 23% of our fiscal 2005 sales. The packaging market historically has experienced faster growth and less cyclicality than the other major markets served by plastics processors.
     Geographic Presence
     Our plants are strategically located in 37 cities throughout North America and in one city in France. The proximity of our plants to our customers saves shipping costs, reduces delivery times and increases our presence in a variety of markets.
     Due to the size and breadth of our operations, we believe we are well positioned to increase our business through new product developments, the continuing substitution of thermoplastics for wood, metal and fiberglass applications, and selective acquisitions. Significant acquisitions of businesses completed over the last five years are summarized below:

Date Acquired	Business Acquired	Business Type
June 2002	GWB Plastics Holding Co.	Color and Specialty Compounds
March 2003	Polymer Extruded Products	Film and Extruded Sheet
September 2003	TriEnda Division of Wilbert, Inc.	Extruded Sheet
October 2004	VPI Divisions -
	Sheet Products Division	Extruded Sheet and Rollstock
	Contract Manufacturing Division	Flexible Thick-gauge Sheet
	Film and Converting Division	Calendered Film and Converting
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
Operating Segments
     We operate our 43 production facilities in North America and Europe in three operating segments: Custom Sheet and Rollstock, Color and Specialty Compounds, and Engineered Products. In fiscal 2005, the Spartech PEP reporting unit was moved from the Custom Sheet and Rollstock segment to the Color and Specialty Compounds segment because we realigned management of the operations to better leverage our cost structure and coordinate our marketing and selling efforts. Segment operating results have been restated as if this change occurred at the beginning of the periods presented.
     Custom Sheet and Rollstock
     Net sales and operating earnings (consisting of earnings before interest, taxes and general corporate expenses) of the Custom Sheet and Rollstock segment for fiscal years 2005, 2004 and 2003 were as follows:

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Sales	$884.3	$729.8	$617.7
Operating Earnings	58.5	72.7	61.8
     Products — Operating under the names Spartech Plastics and Spartech Polycast, this segment processes a variety of materials into single/multilayer sheets or rollstock and cell cast acrylic on a custom basis for end product manufacturers. The segment’s products are utilized in several end markets including packaging, transportation, building and construction, recreation, sign/advertising and aerospace.
     New Product Development — This segment is actively involved in the development of new product applications. These products include engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. This segment offers end-product manufacturers a variety of solutions to design high-performance (such as lightweight, weatherable, formable/shapeable, high gloss/non-painted and durable) and environmentally friendly products at reduced costs. Our new product development efforts are coordinated at our 30,000 square foot Product Development Center located in Warsaw, Indiana.
     Manufacturing and Production — This segment operates 22 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. We extrude a wide variety of plastic resins, including ABS (acrylonitrile butadiene styrene), polycarbonate, polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC (polyvinyl chloride) and PETG (polyethylene terephthalate glycol).
     Spartech Plastics produces extruded plastic sheet and rollstock of up to seven layers using a multi-extrusion process. This process combines materials in distinct layers as they are extruded through a die into sheet form, providing improved and sometimes unique properties compared to single-layer extrusions. More than half of our plastic sheet is produced using this multi-extrusion process. The remainder is produced in a single layer using conventional extrusion processes. In some cases, we coat plastic sheets or laminate sheets together to achieve performance characteristics desired by our customers for particular applications.
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
     Marketing, Sales and Distribution — The custom sheet and rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each production facility. This is due to shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The cell cast acrylic, outdoor sign, and spa markets, however, are more national in scope.
     We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. During 2005, we sold products of the Custom Sheet and Rollstock segment to a wide range of customers, including Sub-Zero Freezer Company, The ConAgra Brands, Inc., Jacuzzi Incorporated, Igloo Corporation, Textron, Inc. and Newell-Rubbermaid.
     Competition — The Custom Sheet and Rollstock processing segment is highly competitive. Because the Company manufactures a wide variety of products, we compete in different areas with many other companies. We compete generally on the basis of price, product performance, and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, achieve production efficiencies to make our products cost effective for our customers, and provide new product solutions to customer applications. Some of our primary competitors in the Custom Sheet and Rollstock segment are CYRO Industries, Kama Corporation, Primex Plastics Corporation, and Klockner-Pentaplast of America, Inc. We believe we compete effectively with these companies in each of these key areas.
Color and Specialty Compounds
     Net sales and operating earnings (consisting of earnings before interest, taxes and general corporate expenses) of the Color and Specialty Compounds segment for fiscal years 2005, 2004 and 2003 were as follows:

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Sales	$430.9	$323.4	$273.8
Operating Earnings	13.9	27.1	22.3
     Products — The Color and Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, specialty film laminates or acetates and calendered film for a large group of manufacturing customers that produce consumer appliance components, lawn and garden equipment, food and medical packaging, vehicle components, and numerous other products.
     Customers of the Color and Specialty Compounds segment range from major integrated manufacturers to sole-proprietor subcontractors that use injection molding, extrusion, blow molding and blown and cast film processes.
     New Product Development — This segment has well-equipped laboratory facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. We create new specialty compounds by adding fillers and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally friendly products on a cost-efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and additives.
     Manufacturing and Production — This segment operates 13 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS, TPO’s, and PVC. We also use colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then normally fed into an extruder and formed into pellets.
     Spartech PEP manufactures weatherable film laminates and cellulose specialty extruded products. Spartech PEP manufactures its weatherable film laminates through an extruded film process which produces films as thin as .0015 inches and as wide as ten feet, and cellulose specialty products through a flat die casting process which produces films as thin as .0075 inches and as wide as 60 inches. Certain cellulose products are then pressed and polished using large hydraulic presses which produce transparent sheeting of high optical quality.
     Spartech CMD manufactures soundproofing materials and non-carpet flooring using an extrusion production process which produces rolls or stacks of finished product. Spartech CMD also manufactures plastic compounds using an extrusion process that forms compounds into pellets.
     Spartech Calendered and Converted Products Division manufactures colored, thin gauge vinyl films using film calendering, rotogravure printing and lamination processes.

     Marketing, Sales and Distribution — The Company generates most of the Color and Specialty Compounds segment’s sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment’s products principally through its own sales force, but also uses independent sales representatives. During 2005, the Company sold products of the Color and Specialty Compounds segment to customers including the Solo Cup Company, Lear Corporation, Igloo Corporation and Pactiv Corporation.
     Competition — The Color and Specialty Compounds segment operates in highly competitive markets. We compete with some companies which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We compete generally on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, and achieve production efficiencies to process the products profitably. Some of our primary competitors in the Color and Specialty Compounds segment are Ampacet Corporation, AMETEK Westchester Plastics, A. Schulman, Inc., Ferro Corp., PolyOne Corporation, RheTech, Inc., and Washington Penn Plastic Co., Inc. We believe we compete effectively with these companies in each of these key areas.
Engineered Products
     In the second quarter of 2005, we renamed this segment Engineered Products from its former name of Molded and Profile Products. Net sales and operating earnings (consisting of earnings before interest, taxes, and general corporate expenses) of the Engineered Products segment for fiscal 2005, 2004 and 2003 were as follows:

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Sales	$81.7	$68.6	$64.6
Operating Earnings	(4.5)	6.3	5.4
Products. This segment manufactures injection molded and profile extruded products for a large group of intermediate and end-user customers. The segment operates under four business names:
•	Spartech Industries produces plastic tire and wheel assemblies for the medical, lawn and garden, refuse container and toy markets, and high-performance molded urethane tires for the medical, material handling, lawn and garden, and recreational product applications. We also produce various injection molded and profile extruded products that complement the wheels and tire offerings.

•	Spartech Profiles manufactures products for various industries, including window frames and fencing for the building and construction markets.

•	Spartech Marine specializes in the fabrication of acrylic and other custom products used in high-end marine applications.

•	Spartech Townsend manufactures acrylic rods and tubes used primarily in display, household and medical applications.
New Product Development — This segment brings unique, recognized capabilities to our customers such as patented tread-cap wheel technologies and special fabrication of profile products. In addition, this segment’s creativity, engineering and design principles enable us to effectively respond to customer needs in the niche markets in which we compete.
Manufacturing and Production — This segment operates six manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded, profile and other engineered products are PVC, acrylics, polyethylene and polypropylene. Our products in this segment are generally manufactured either through injection molding or profile extrusion processes.
Marketing, Sales and Distribution — Spartech Industries, Spartech Profiles, Spartech Marine and Spartech Townsend market their products throughout North America. We sell the segment’s products principally through our own sales force, but also use independent sales representatives and wholesale distributors. During 2005, we sold products of the Engineered Products segment to many customers, including MTD Products, Electrolux, Honda and Invacare.
Competition — The Engineered Products segment is highly competitive and highly fragmented. Since we manufacture a wide variety of products, we compete in different areas with many other companies, some of which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We generally compete on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, and provide new product offerings. Some of our primary competitors in the Engineered Products segment are Bunzl Extrusion, Inc., Flex Technologies, Inc., Royal Group Technologies Limited, and Trintex Corporation. We believe we compete effectively with these companies in each of these key areas.
Raw Materials
     The plastic resins we use in our production processes are derivatives of crude oil or natural gas and are available from a number of domestic and foreign suppliers. Historically, our raw materials have been only somewhat affected by supply, demand, and price trends of the petroleum industry; however, more recently the unusually high price of crude oil and natural gas has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil-producing countries have resulted in unusually high pricing pressures during fiscal 2004 and 2005 which resulted in dramatic increases in the prices of our raw materials. In prior years, we were able to minimize the impact of such price increases in raw material costs by controlling our inventory levels, increasing production efficiencies, passing through price changes to customers and negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and we increased selling prices to customers significantly in fiscal 2004 and 2005 to help maintain our material margin per pound sold. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility and our ability to manage future pricing changes is uncertain.
Seasonality
     Our sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of our various customers in each region.
Backlog
     We estimate that the total dollar volume of our backlog of firm orders as of October 29, 2005 and October 30, 2004 was approximately $128.2 million and $120.0 million, respectively, which represents approximately five weeks of production for 2005 and six weeks of production for 2004.
Employees
     Our total number of employees is approximately 3,500. There are approximately 2,700 production personnel at our 43 facilities, approximately 30% of whom are union employees covered by several collective bargaining agreements. We consider our employee relations to be good. Management and administrative personnel total approximately 800 employees, none of whom is unionized.
Government Regulation and Environmental Matters
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of fiscal 2005 it had paid its total commitment of $0.3 million towards this study. As of the end of fiscal 2005, we had $0.1 million accrued related to this issue representing approximately one year of legal fees. Subsequent to fiscal 2005 year end, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. We have not recorded an accrual related to future funding of the environmental study cost overrun or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) our belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than our subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties, and any resulting remediation costs or assessments for which the subsidiary may be liable. We believe that it is possible that our ultimate liability resulting from this issue could materially differ from our October 29, 2005 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, we believe that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
International Operations
     Information regarding our operations in various geographic segments is located in Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
Internet Access
     Spartech’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s Web site on the Internet as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. They may be accessed directly as follows: www.spartech.com, Investor Relations, SEC Filings.

Item 2. PROPERTIES
     The Company operates in plants and offices aggregating approximately 4.0 million square feet of space. Approximately 1.7 million square feet of plant and office space is leased, with the remaining 2.3 million square feet owned by the Company. A summary of the Company’s principal operating facilities follows:
Custom Sheet and Rollstock

Location	Descriptions	Size in Square Feet	Owned/Leased
Arlington, TX	Extrusion plant & offices	135,000	Leased
Atlanta, GA	Extrusion plant & offices	85,000	Leased
Cape Girardeau, MO	Extrusion plant & offices	100,000	Owned
		14,000	Leased
Clare, MI	Extrusion plant & offices	31,000	Owned
Evanston, IL	Extrusion plant & offices	123,000	Leased
Greenville, OH	Extrusion plant & offices	80,000	Owned
		21,000	Leased
Hackensack, NJ	Cast acrylic plant & offices	81,000	Leased
La Mirada, CA	Extrusion plant & offices	64,000	Leased
Mankato, MN	Extrusion plant & offices	38,000	Owned
		57,000	Leased
McMinnville, OR	Extrusion plant & offices	40,000	Owned
Muncie, IN	Extrusion plant & offices	152,000	Owned
Paulding, OH	Extrusion plant & offices	71,000	Owned
		69,000	Leased
Phoenix, AZ	Cast acrylic plant & offices	33,000	Leased
Portage #1, WI	Extrusion plant & offices	113,000	Owned
		47,000	Leased
Portage #2, WI	Extrusion plant	54,000	Leased
Ramos Arizpe, Mexico *	Extrusion plant & offices	55,000	Owned
Richmond, IN	Extrusion plant & offices	54,000	Owned
		41,000	Leased
Sheboygan Falls, WI	Extrusion plant & offices	30,000	Owned
		30,000	Leased
Stamford, CT	Cast acrylic plant & offices	87,000	Leased
Warsaw, IN	Extrusion plant & offices	187,000	Owned
		93,000	Leased
Wichita, KS	Extrusion plant & offices	62,000	Owned
		110,000	Leased
Cornwall, Ontario	Extrusion plant & offices	48,000	Leased
Donchery, France *	Extrusion plant & offices	92,000	Owned
Granby, Quebec	Extrusion plant & offices	70,000	Owned

Subtotal		2,367,000

Color and Specialty Compounds

Location	Descriptions	Size in Square Feet	Owned/Leased
Arlington #1, TX	Compounding plant & offices	70,000	Leased
Arlington #2, TX	Compounding plant & offices	63,000	Leased
Cape Girardeau, MO	Compounding plant & offices	56,000	Owned
		60,000	Leased
Donora #1, PA	Compounding plant & offices	142,000	Owned
Donora #2, PA	Compounding plant & offices	88,000	Owned
Kearny, NJ	Compounding plant & offices	57,000	Owned
Lake Charles, LA	Compounding plant & offices	55,000	Owned
Lockport, NY	Compounding plant & offices	45,000	Owned
Manitowoc, WI	Compounding plant & offices	95,000	Owned
Newark, NJ	Extrusion plant & offices	61,000	Owned
Ramos Arizpe, Mexico *	Compounding plant & offices	50,000	Owned
Salisbury, MD	Calendering plant & offices	130,000	Owned
St. Clair, MI	Compounding plant & offices	72,000	Owned
Stratford, Ontario	Color plant & offices	72,000	Owned
Donchery, France *	Compounding plant & offices	25,000	Leased
		30,000	Owned

Subtotal		1,171,00

Engineered Products

Location	Descriptions	Size in Square Feet	Owned/Leased
Des Moines, IA	Cast acrylic plant & offices	72,000	Owned
Reynosa, Mexico	Injection molding plant	32,000	Leased
Rockledge, FL	Marine products plant	112,000	Leased
Tupelo, MS	Injection molding plant	104,000	Leased
Warsaw, IN	Injection molding plant & offices	41,000	Owned
Winnipeg, Manitoba	Profile plant & offices	47,000	Owned

Subtotal		408,000

Total		3,946,000

*	These plant locations represent joint production facilities for the Custom Sheet and Rollstock and Color and Specialty Compounds segments.
     In addition, the Company leases office facilities for its corporate headquarters in St. Louis, Missouri and administrative offices in Washington, Pennsylvania, the aggregate square footage of which is approximately 40,000.
     The plants located at the premises listed above are equipped with 133 sheet extrusion lines (80 of which run multi-layered materials), 29 casting machines, 28 profile extrusion lines (12 of which run multi-layered materials), 61 compounding lines that are used for general compounding and color compounding, 31 injection molding machines, 3 calendering lines, cutting and grinding machinery, resin storage facilities, warehouse equipment, and quality laboratories at all locations. The Company believes that its present facilities along with anticipated capital expenditures (estimated to be approximately $28 million in fiscal 2006) are adequate for the level of business anticipated in fiscal 2006.

Item 3. LEGAL PROCEEDINGS
     In addition to the Lower Passaic River matter described in Item 1 under the heading Government Regulation and Environmental Matters, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company’s capital expenditures, financial position or competitive position.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2005.

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Spartech Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the symbol “SEH”. There were approximately 6,000 shareholders of record at December 31, 2005. The following table sets forth the high and low prices of the common stock and cash dividends per common share for each quarter of fiscal 2005 and 2004:

Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2005
High	$28.31	$23.54	$21.16	$21.73
Low	23.03	17.83	16.00	17.50

Dividends declared	$.12	$.12	$.12	$.12

2004
High	$26.00	$25.41	$26.30	$25.95
Low	21.58	22.55	21.36	21.85

Dividends declared	$.11	$.11	$.11	$.11
     The Company’s Board of Directors reviews the dividend policy each December based on the Company’s business plan and cash flow projections for the next fiscal year.
     Repurchases of equity securities during the fourth quarter of fiscal 2005 are listed in the following table:

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number		Announced Plans	Under the Plans
	Of Shares	Average Price	or	or
Period	Purchased	Paid per Share	Programs	Programs
August 2005	—	$ n/a	—	656,700
September 2005	—	n/a	—	656,700
October 2005	102,300	18.16	102,300	554,400

Total	102,300	$18.16	102,300	554,400

     In October 2004, the Company’s Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 554,400.

Item 6. SELECTED FINANCIAL DATA
     The selected financial and other data below for the last six fiscal years presents consolidated financial information of Spartech Corporation and subsidiaries and have been derived from our audited consolidated financial statements.
     Our operating history includes significant acquisitions; this data should be read with the selected historical consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K.

	Fiscal Year Ended
	2005	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales:
In Dollars	$1,396,860	$1,121,725	$956,160	$898,308	$937,059	$987,532
In Pounds	1,472,000	1,383,000	1,207,000	1,179,000	1,170,000	1,286,000
Gross Profit	152,584	154,762	134,013	135,163	152,049	171,669
Depreciation & Amortization	40,387	35,056	31,566	28,120	34,921	31,905
Operating Earnings (a)	48,068	92,801	78,286	80,879	82,374	109,761
Interest Expense	25,195	25,436	24,965	26,816	34,821	29,131
Net Earnings	12,191	42,063	34,103	34,270	29,903	49,907

Per Share Information:
Earnings per Share-Diluted	$.38	$1.32	$1.15	$1.21	$1.11	$1.72
Dividends Declared per Share	.48	.44	.40	.38	.38	.34
Book Value per Share	12.91	12.98	10.98	9.93	8.11	7.86

Balance Sheet Data:
Working Capital (b)	$171,459	$198,253	$127,496	$110,082	$123,804	$125,125
Working Capital as a percentage of Net Sales	12.3%	17.7%	13.3%	12.3%	13.2%	12.7%
Total Debt	$379,955	$474,091	$383,819	$392,971	$443,353	$507,484
Total Assets	1,074,395	1,141,932	923,938	872,577	821,962	896,120
Shareholders’ Equity	413,046	417,732	322,358	290,698	216,546	211,022

Ratios/Other Data:
Cash Flow from Operations	$105,018	$31,647	$69,485	$85,688	$69,022	$58,497
Capital Expenditures	39,265	35,003	22,009	28,217	16,237	29,192
Operating Earnings per pound sold (actual)	3.3 ¢	6.7 ¢	6.5 ¢	6.9 ¢	7.0 ¢	8.5 ¢
Total Debt to Total Debt and Equity	47.9%	53.2%	54.4%	57.5%	67.2%	70.6%
Number of Employees (actual)	3,500	3,750	3,325	3,475	3,300	4,075
Common Shares:
Outstanding at Year-End	31,988	32,180	29,352	29,285	26,700	26,864
Weighted Average-Diluted	32,311	33,468	29,567	28,379	28,696	31,874
Notes to table:

(a)	Fiscal 2005 operating earnings were reduced by pre-tax charges of $28.9 million related to restructuring and exit costs ($10.1 million), a retirement settlement with our former CEO ($3.6 million), fixed asset charges ($10.7 million) and goodwill impairment ($4.5 million).

Fiscal 2001 operating earnings were reduced by pre-tax charges of $9.1 million related to restructuring and exit costs ($3.5 million) and the impairment of long-lived assets ($5.6 million).

(b)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations contains “Forward-looking Statements”. You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. We have based our forward-looking statements about our markets and demand for our products and future results on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements” on page 1 of this Form 10-K.
Business Overview
     Spartech is an intermediate processor of thermoplastics which converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products for customers in a wide range of markets. We operate 43 production facilities (42 throughout North America and one in Europe) that are organized into three reportable business segments as follows:

% of Fiscal
2005 Sales
Custom Sheet and Rollstock	63%
Color and Specialty Compounds	31%
Engineered Products *	6%

*	The segment formerly referred to as the Molded and Profile Products Segment was renamed the Engineered Products Segment effective in the second quarter of fiscal 2005.
     The discussions of results that follow incorporate acquisitions of businesses including our fiscal 2004 acquisition of three divisions of VPI (October 2004) and our fiscal 2003 acquisitions of the sheet extrusion business of TriEnda, a division of Wilbert Inc. (September 2003), and Polymer Extruded Products (“PEP”), Inc. (March 2003). We consider purchases of certain assets and liabilities that do not qualify as a business for accounting purposes (referred to as outsourcing acquisitions) as underlying volume growth because such purchases are comparable to other internal investments such as capital expenditures. The impact of outsourcing acquisitions on the results of operations is disclosed when material, similar to our disclosures of the impact of major capital investments.
     We assess net sales changes using three major drivers: underlying volume, the impact of business acquisitions and price/mix. Underlying volume is calculated as the change in pounds sold exclusive of the impact on pounds sold from business acquisitions or divestitures.
Executive Summary
     Net sales increased 25% to $1,396.9 million in fiscal 2005 over fiscal 2004 due mostly to selling price increases and the October 2004 VPI acquisition. The selling price increases reflect significant increases in the cost of plastic resins throughout the year that we use to manufacture our products, the cost of which we eventually pass along to our customers as selling price increases. Despite the significant net sales increases, operating earnings decreased 48% to $48.1 million in fiscal 2005 compared to $92.8 million in fiscal 2004, due in part to $28.9 million of special items including restructuring and exit costs of $10.1 million, charges of $3.6 million related to the retirement of the Company’s former CEO, a $10.7 million fixed asset charge, and $4.5 million of goodwill impairment.
     Excluding the special items, operating earnings decreased $16.1 million in fiscal 2005 from fiscal 2004 due in large part to increases in conversion costs, mostly in the labor-related, utilities and freight areas, coupled with a decrease in underlying sales volume. Operating earnings in fiscal 2005 were also adversely impacted by significant increases in resin prices and our inability to pass along price increases to customers as quickly as material costs increased, particularly in the earlier portion of the year. These factors caused a

$42.7 million increase in conversion costs which more than offset the $40.5 million increase in material margin resulting in a $2.2 million decrease in gross margin. The $2.2 million decrease in gross margin along with an increase in selling, general, and administrative expenses of $11.8 million and an increase in amortization of intangibles of $2.1 million led to the $16.1 million decrease in operating earnings excluding the special items. Although operating earnings decreased in fiscal 2005 compared to fiscal 2004, we paid down approximately $95 million of debt in fiscal 2005. A large portion of this pay-down was funded from net cash provided by operating activities of over $105 million, which is the largest generation of cash from operations for any fiscal year in the history of the Company. Our significant focus on net working capital management contributed considerably to the strong operating cash flow. In addition, we substantially completed our restructuring efforts by finalizing the shutdown and sale of most of the operations announced in our restructuring plan initiated in the second quarter of fiscal 2005, the purpose of which is to reduce the Company’s manufacturing footprint to a more cost-effective level by reducing the number of the Company’s facilities. We expect these efforts to mitigate increases in conversion costs in the future.
Results of Operations
Comparison of Fiscal Years 2005 and 2004
Consolidated Summary
     Net sales were $1,396.9 million and $1,121.7 million for the fiscal years ended 2005 and 2004, respectively, representing a 25% sales increase in fiscal 2005. The causes of this percentage increase were as follows:

Underlying volume	(1)%
VPI Acquisition	9
Price/Mix	17

25%

     The 1% decrease in underlying volume reflects a decrease in pounds sold of lower-priced pallet material to a customer in the Custom Sheet and Rollstock segment and the loss of toll-compounding business with a customer of the Color and Specialty Compounds segment. Excluding the negative volume impact of sales to these two major customers, volume sold increased approximately 3% in fiscal 2005 compared to fiscal 2004. The 3% increase was mostly driven by sales to the lawn and garden market. Most of the price/mix impact reflects higher selling prices to customers from the pass through of raw material price increases.
     The following table presents the Company’s sales, cost of sales, and resulting gross margin in dollars and on a per pound sold basis for fiscal 2005 and 2004. Cost of sales presented in the Consolidated Statements of Operations includes material and conversion costs, the components of which are presented in the following table. We have not presented cost of sales components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as higher selling prices. These significant changes materially affect the percentages but do not present accurate performance measures of the business.

	2005	2004
Dollars and Pounds (in millions)
Net sales	$1,396.9	$1,121.7
Material costs	900.6	665.9

Material margin	496.3	455.8
Conversion costs	343.7	301.0

Gross margin	$152.6	$154.8

Pounds Sold	1,472	1,383

Dollars per Pound Sold
Net sales	$.949	$.811
Material costs	.612	.481

Material margin	.337	.330
Conversion costs	.233	.218

Gross margin	$.104	$.112

     The significant increases in net sales and material costs per pound in fiscal 2005 compared to fiscal 2004 were mostly driven by increases in raw material costs and the impact of passing on these increases to customers as higher selling prices. Raw material prices for the Company’s major resins increased approximately 20% to 30%, depending upon the type of resin, during fiscal 2005 compared to fiscal 2004. Material margin per pound sold increased .7 cent in fiscal 2005 compared to fiscal 2004. This increase was primarily due to the mix impact of the decrease in sales of the toll-compound and lower-priced pallet material, both of which have lower material margins per pound, and the favorable mix impact of the VPI acquisition. The favorable impacts of these items on material margin per pound sold more than offset the negative impact of other mix changes experienced in fiscal 2005 compared to fiscal 2004 as well as the negative impact of the rapid rise in resin prices.
     Conversion costs per pound sold increased 1.5 cents in fiscal 2005 compared to fiscal 2004. This increase reflects the mix impact of the lower volume in sales to the two major customers previously discussed, the impact of the VPI acquisition and other mix changes. In addition, this increase reflects increases in labor-related costs, utilities and freight coupled with the decrease in underlying sales volume, particularly in the first quarter of fiscal 2005. We expect the restructuring efforts announced in early fiscal 2005 to reduce conversion costs by approximately $8 million annually which should help mitigate the impact of increases in these conversion cost components. In addition, we initiated the consolidation of two Color and Specialty Compounds production facilities into one plant in the fourth quarter of fiscal 2005. We expect this consolidation project to result in $0.7 million of restructuring and exit costs in the first half of fiscal 2006 and approximately $3 million of annual pre-tax savings beginning in the second half of fiscal 2006. Refer to Note 3 to our Consolidated Financial Statements for additional detail regarding these restructuring efforts. We will continue to identify other restructuring opportunities to assist in managing our cost structure.
     Selling and administrative expenses of $70.7 million in fiscal 2005 increased $11.8 million, or 20% from the $58.9 million incurred during fiscal 2004. Approximately half of this increase is due to the VPI acquisition. The remaining half of the increase was due to higher costs associated with increased information technology costs, Sarbanes-Oxley compliance efforts and enhancements to accounting and finance resources, partially offset by savings from the termination of the Company’s airplane lease (see subsequent discussion of special items).
     Amortization of intangibles was $4.9 million in fiscal 2005 compared to $2.8 million in fiscal 2004. This $2.1 million increase primarily reflects amortization of intangibles acquired as part of the VPI acquisition.
Special Items
     In the second quarter of fiscal 2005, we initiated several strategic changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involves the consolidation, sale or closing of seven plant facilities and other cost reduction efforts including the termination of the Company’s airplane lease which in total resulted in a $10.1 million net charge for the year, of which $7.2 million represented non-cash charges. Refer to Note 3 to our Consolidated Financial Statements for detail of these charges.
     In the third quarter of fiscal 2005, we entered into a Retirement Agreement with the former chief executive officer of the Company. This resulted in a $3.6 million charge, of which $0.8 million represented a non-cash charge. Refer to Note 4 to our Consolidated Financial Statements for detail of these charges.
     As part of our Sarbanes-Oxley compliance efforts, we completed a physical count of the Company’s property, plant and equipment in the second quarter of fiscal 2005. We reconciled the counts to amounts recorded in our books and records and identified $8.8 million of property that no longer physically existed and therefore was written off. We also identified another $1.9 million of impairment losses pertaining to property that exists, which we elected to liquidate. Refer to Note 5 to our Consolidated Financial Statements for detail of these non-cash charges.
     In the fourth quarter of fiscal 2005, we recorded a $4.5 million non-cash goodwill impairment charge triggered by the underperformance of one operation and the loss of a major customer at another operation. Refer to Note 8 to our Consolidated Financial Statements for detail of these charges.
     The following table presents the impact of special items on segment results of operations for fiscal 2005:

	Custom	Color and
	Sheet and	Specialty	Engineered
(in millions)	Rollstock	Compounds	Products	Corporate	Total
Total Restructuring and Exit Costs	$—	$7.4	$1.9	$0.8	$10.1
Total Former CEO Retirement	—	—	—	3.6	3.6
Total Fixed Asset Charge	6.7	1.6	1.8	0.6	10.7
Total Goodwill Impairment	—	2.0	2.5	—	4.5

Total Special Items	$6.7	$11.0	$6.2	$5.0	$28.9

     Operating earnings for fiscal 2005 were $48.1 million compared to $92.8 in fiscal 2004 representing a $44.7 million decrease. The decrease in operating earnings was adversely impacted by the special items which resulted in $28.9 million of total expense in fiscal 2005. Excluding special items, operating earnings decreased $16.1 million in fiscal 2005 compared to fiscal 2004 due to the $2.2 million decrease in gross margin, the $11.8 million increase in selling, general, and administrative expenses, and the $2.1 million increase in amortization of intangibles, all due to the various reasons previously discussed.
     Interest expense, net was $25.2 million in fiscal 2005 compared to $25.4 million in fiscal 2004. This decrease was due to a decrease in the average interest rate from the expiration of our interest rate swap on November 10, 2004, the benefit realized from our significant debt pay-down in the second half of fiscal 2005, and an increase in interest income, partially offset by the additional borrowings from the VPI acquisition.
     Our effective tax rate was 46.7% and 37.6% for fiscal years ended 2005 and 2004, respectively. The increase in tax rate is attributable to an increase to tax expense in fiscal 2005 to establish a $1.1 million valuation allowance to offset a deferred tax asset associated with net operating losses generated by our Donchery, France operation and non-deductibility of $3.2 million of the goodwill impairment charge. We expect our effective tax rate going forward to approximate 37%.
     We reported net earnings of $12.2 million and $42.1 million for fiscal years ended 2005 and 2004, respectively. These amounts changed due to the various reasons discussed above.

Custom Sheet and Rollstock Segment
     Net sales were $884.3 million and $729.8 million for fiscal 2005 and 2004, respectively, representing a 21% sales increase in fiscal 2005. This increase was caused by:

Underlying volume	(1)%
VPI Acquisition	6
Price/Mix	16

21%

     The 1% decrease in underlying sales volume in fiscal 2005 reflects a decrease in sales of lower-priced pallet material to this segment’s largest customer due to the expiration of an intermittent supply contract between this customer and a third party. Excluding this impact, underlying volume of pounds sold increased approximately 2% in fiscal 2005 due primarily to increases in volume sold to the packaging and appliance markets. The majority of the price/mix impact reflects higher selling prices to customers from the pass-through of raw material price increases.
     This segment’s operating earnings for fiscal 2005 were $58.5 million, representing a $14.2 million decrease from the $72.7 million earned in fiscal 2004. The decrease in operating earnings was adversely impacted by $6.7 million of special items. Operating earnings excluding special items for fiscal 2005 were $7.8 million less than fiscal 2004 mostly because of increases in conversion costs, specifically labor-related, utilities and freight costs. Operating earnings were also adversely impacted by losses from operations sold in the current year of $0.7 million and $0.3 million of inventory write-downs related to exiting a facility.
Color and Specialty Compounds Segment
     Net sales were $430.9 million and $323.4 million for fiscal 2005 and 2004, respectively, representing a 33% sales increase in fiscal 2005. This increase was caused by:

Underlying volume	(4)%
VPI Acquisition	19
Price/Mix	18

33%

     The decrease in underlying volume of pounds sold of 4% in fiscal 2005 compared to fiscal 2004 reflects a decrease in sales of tolling and resale pounds to one customer. Excluding this impact, internal volume of pounds sold increased 2% in fiscal 2005 over fiscal 2004 due mostly to an increase in sales volume to the lawn and garden market. Sales volume trends for this segment’s two major product categories, tolling and resale products and proprietary products (engineered compounds and color concentrates), as well as pounds sold related to businesses acquired, are presented below:

			%
	2005	2004	Change
Pounds Sold (in millions)
Tolling and Resale Products	167.5	226.1	(26)%
Proprietary Products	435.8	401.3	9
Acquired Pounds (proprietary products)	81.2	7.2	n/a

Total Pounds Sold	684.5	634.6	8%

     Tolling products represent customer-provided material that the Company compounds and charges a conversion fee to the customer. The end markets for the tolling and resale products are generally managed and developed by our customers. The 26% decrease in pounds sold of tolling and resale product was mostly due to the decrease in sales to the single customer previously discussed. Proprietary products include engineered compounds and color concentrates and are made using formulas and manufacturing processes which are proprietary to the Company. The 9% increase in pounds sold of proprietary product was driven by the concerted effort of our marketing team to replace the decrease in tolling pounds with engineered compounds, color concentrates, and new product development sales. The majority of the price/mix impact reflects higher selling prices to customers from the pass-through of raw material price increases.
     This segment’s operating earnings for fiscal 2005 were $13.9 million compared to $27.1 million in fiscal 2004 representing a $13.2 million decrease. This decrease was primarily caused by $11.0 million of expenses from special items. Operating earnings excluding special items for fiscal 2005 were $2.2 million less than fiscal 2004 primarily because of the decrease in underlying volume and increase in conversion costs, particularly due to higher freight costs. In addition, our Donchery, France operation incurred a $2.9 million operating loss in fiscal 2005 compared to a $0.3 million operating loss in the prior year, representing a $2.6 million decrease to the comparison. The losses arose from the disruption associated with the significant expansion of the operation for the new sheet business. We anticipate that this operation will return to profitability in fiscal 2006.
Engineered Products Segment
     Net sales were $81.7 million and $68.6 million for fiscal 2005 and 2004, respectively, representing a 19% sales increase in fiscal 2005. This increase was caused by:

Underlying volume	24%
Price/Mix	(5)

19%

     The underlying volume increase for the period was primarily driven by an increase in sales of wheels to the lawn and garden market to new customers. The negative impact of price/mix reflects higher selling prices, the impact of which was more than offset by the change in product mix from selling more wheels with a lower per pound selling price.
     This segment’s operating loss for fiscal 2005 was $4.5 million compared to operating earnings of $6.3 million in fiscal 2004. This $10.8 million decrease in operating earnings was adversely impacted by $6.2 million of expenses from special items. Operating earnings excluding special items for fiscal 2005 were $4.6 million less than fiscal 2004 reflecting higher than expected start-up costs associated with the ramp-up of new production capacity and start-up delays for our wheels business. The fiscal 2005 operating loss also includes $2.0 million of losses generated from a sold operation. We expect this segment to return to profitability in fiscal 2006.
Comparison of Fiscal Years 2004 and 2003
Consolidated Summary
     Net sales were $1,121.7 million for the year ended October 30, 2004, representing a 17% increase from the prior year. Internal volume of pounds sold comprised 9% of the net sales growth, acquisitions accounted for 4%, and price/mix accounted for the remaining 4% of the increase. The strong internal volume growth in 2004 was due primarily to demand increases in every major market we serve. Demand was particularly strong in the packaging, transportation, and recreation and leisure markets.
     Cost of sales in 2004 increased to $967.0 million, or 86.2% of net sales, from $822.1 million in 2003, or 86.0% of net sales. The slight increase in cost of sales as a percentage of net sales reflected the net effect of sharp increases in resin prices throughout 2004 partially offset by better leverage on conversion costs from increased sales volume and lean manufacturing initiatives. Material margins per pound sold for 2004 dropped just under .7 cent per pound from 2003 to 2004 due to resin price increases that could not be passed on quickly enough in terms of higher sales prices. The 2004 decrease in material margin per pound was more than offset by reductions in conversion costs resulting from better capacity utilization rates and our lean manufacturing initiative leading to a .2 cent increase in operating earnings per pound sold.
     Amortization of intangibles increased to $2.8 million in 2004 compared to $2.2 million in 2003. This increase reflected the full year impact of the PEP acquisition, one month of the VPI acquisition, and the 2004 outsourcing acquisition of the European Specialty Polystyrene Compounds business of BASF in April 2004. Selling, general, and administrative expenses were $58.9 million in 2004 compared to $53.5 million in 2003. This increase was mostly caused by the variable portion of expenses resulting from growth in sales and the impact of acquisitions which accounted for approximately 3% of the increase. As a percentage of net sales, selling, general, and administrative expenses declined to 5.3% in 2004 from 5.6% in 2003 primarily reflecting leverage from strong sales growth.
     Operating earnings were $92.8 million in 2004, or 8.3% of net sales, compared to $78.3 million in 2003, or 8.2% of net sales. More importantly, our key measure of operating earnings per pound increased from 6.5 cents in 2003 to 6.7 cents in 2004. Each of the operating segments generated increases in operating earnings due primarily to increases in sales volume and cost leverage.
     Interest expense was $25.4 million in 2004 compared to $25.0 million in 2003. The slight increase in interest expense reflects an increase in our average interest rate and additional borrowings in the fourth quarter of 2004 to finance the VPI acquisition, partially offset by lower borrowing levels in the earlier portion of 2004. An interest rate swap encompassing $125.0 million of bank debt expired on November 10, 2004. On this date, our effective interest rate on this bank debt reverted back to a variable 30-day Eurodollar rate plus applicable margin (which was 2.59% at October 30, 2004) from the fixed swap effective rate including the applicable margin totaling 6.80%.
     Our effective tax rate was 37.6% in 2004 compared to 36.0% in 2003. The 2004 increase primarily reflects the lack of favorable adjustments included in 2003 related to a final settlement with the Internal Revenue Service on certain income tax refunds.
     Net earnings increased to $42.1 million in 2004, or 23%, from $34.1 million in 2003 reflecting the impact of strong sales volume growth from strong demand and acquisitions. Diluted earnings per share increased to $1.32, or 15%, from $1.15 in 2003 reflecting the increase in net earnings, partially offset by an increase in shares outstanding from our February 2004 stock offering.
Custom Sheet and Rollstock Segment
     Net sales of the Custom Sheet and Rollstock segment increased 18% to $729.8 million in 2004 from $617.7 million in 2003. The percentage increase was comprised of internal volume of pounds sold (10%), the TriEnda and VPI acquisitions (4%), and price/mix (4%). The internal volume of pounds sold in this segment was mostly driven by strong demand primarily in the packaging, building and construction, and transportation markets. Approximately 4% of the increase in pounds sold in 2004 compared to the prior year was due to the full year impact of our new facility in Mexico which began shipping to customers in the spring of 2003. This segment experienced the largest improvement in conversion costs per pound of 2.5 cents from 2003 to 2004, but this improvement was offset by 3.3 cents of lower material margin per pound due to higher resin prices and mix.
Color and Specialty Compounds Segment
     Net sales of the Color and Specialty Compounds segment increased 18% to $323.4 million in 2004 from $273.8 million in 2003. The percentage increase was comprised of internal volume of pounds sold (8%), the impact of the VPI and PEP acquisitions (4%), and price/mix (6%). Internal volume growth was primarily attributable to strong demand in the transportation and building and construction markets. Operating earnings per pound improved .5 cent in 2004 compared to 2003 due to more favorable mix of sales of engineered filled compounds and better leverage on selling costs which more than offset pressure on material margin from resin price increases.
Engineered Products Segment
     The Engineered Products segment net sales increased to $68.6 million, or 6%, from $64.6 million in 2003. The percentage increase was due mostly to price/mix as sales in pounds were flat in 2004 compared to 2003. This segment saw 2.2 cents of an increase in operating earnings per pound in 2004 over 2003 due mostly to a favorable shift in mix of product sold from custom profiles to wheels sold primarily to the lawn and garden market.
Other Matters
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of fiscal 2005, it had paid its total commitment of $0.3 million towards this study. As of the end of fiscal 2005, we had $0.1 million accrued related to this issue representing approximately one year of legal fees. Subsequent to fiscal 2005 year end, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. We have not recorded an accrual related to future funding of the environmental study cost overrun or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) our belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than our subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties, and any resulting remediation costs or assessments for which the subsidiary may be liable. We believe that it is possible that our ultimate liability resulting from this issue could materially differ from our October 29, 2005 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
     The plastic resins we use in our production processes are derived from crude oil or natural gas, which are available from a number of domestic and foreign suppliers. Historically, our raw materials have been only somewhat affected by supply, demand, and price trends of the petroleum industry; however, more recently the unusually high price of crude oil and natural gas has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil-producing countries have resulted in unusually high pricing pressures during fiscal 2004 and 2005 which resulted in dramatic increases in the prices of our raw materials. In prior years, we were able to minimize the impact of such price increases in raw material costs by controlling our inventory levels, increasing production efficiencies, passing through price changes to customers and negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and we increased selling prices to customers significantly in fiscal 2004 and 2005 to help maintain our material margin per pound sold. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility and our ability to manage future pricing changes is uncertain.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties and equity offerings. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, finance strategic business and outsourcing acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Cash Flows (in millions)
Net cash provided by operating activities	$105.0	$31.6	$69.5
Net cash used in investing activities	(31.4)	(131.1)	(49.3)
Net cash (used for)/ provided by financing activities	(110.3)	137.5	(21.6)
Effect of exchange rate changes	—	0.2	0.2

(Decrease) / increase in cash and equivalents	$(36.7)	$38.2	$(1.2)

     Net cash provided by operating activities increased to $105.0 million in fiscal 2005 from $31.6 million in fiscal 2004. Cash generated from net earnings after adding back depreciation and amortization expense and non-cash special items approximated $76 million in fiscal 2005 and $77 million in fiscal 2004. Cash provided by working capital account changes improved to $26.8 million in fiscal 2005 from $55.0 million used for operating activities in fiscal 2004 and drove the overall increase in net cash provided by operating activities. This working capital improvement reflects our focused effort to reduce net working capital to improve cash flow. The efforts resulted in an improvement to days sales outstanding of our year end accounts receivable balance (calculated from the trailing two months of sales) from 53 days at the end of fiscal 2004 to 51 days at the end of fiscal 2005. In addition, our year-end inventory turns (calculated from the trailing two months of cost of sales) improved from 7.9 times at the end of fiscal 2004 to 10.7 times at the end of fiscal 2005.
     The Company’s primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Net cash used in investing activities was $31.4 million in fiscal 2005 compared to $131.1 million in fiscal 2004. The major cause of the change was the $88.0 million invested for the VPI acquisition in fiscal 2004 compared to $1.2 million for the final purchase price settlement for VPI in fiscal 2005. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for fiscal 2005 were $39.3 million compared to $35.0 million for fiscal 2004. The $4.3 million increase in capital expenditures was due to capacity expansions for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products segment, and investments in new production lines for new product capabilities. In addition, the increase reflects information technology capital investments related to Sarbanes-Oxley compliance efforts and our company-wide Oracle 11i implementation project. We expect capital expenditures to approximate $28 million in fiscal 2006. The net cash used in investing activities in fiscal 2005 was partially offset by $9.1 million provided by cash received from dispositions of operations and fixed assets.
     Net cash used for financing activities totaled $110.3 million for fiscal 2005 compared to cash provided of $137.5 in fiscal 2004. The use in the current year reflects the pay-down of $94.9 million of debt using cash flow provided by operations along with the $36.7 million decrease in cash balance in this period. The net cash provided by financing activities in fiscal 2004 included $150 million provided by issuance of private placement notes and $60.9 million provided by a stock offering. A portion of these proceeds were used to pay down the bank credit facility. Other financing activities during fiscal 2005 include $11.5 million used to pay dividends and $8.0 million used to purchase treasury stock.
     Overall, cash decreased $36.7 million in fiscal 2005 due to the factors noted above. This decrease compares to a $38.2 million increase in cash in fiscal 2004 which included the effects of the common stock offering and issuance of private placement notes.
Financing Arrangements
     At October 29, 2005, our total borrowings under our bank credit facilities were $48.3 million at a weighted average interest rate of 5.7% and we had $168.8 million of total availability under our credit facilities.
     On February 16, 2005, our French subsidiary entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin which was 3.13% at October 29, 2005. We used the proceeds of this loan to reimburse amounts that had been funded by the U.S. parent and more effectively match Euro denominated debt with the Euro denominated assets of our Donchery, France facility.
     Our current credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with such covenants through the end of fiscal years 2005, 2004 and 2003, and currently expect to be in compliance through fiscal 2006, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     On July 29, 2005, the Company was granted a waiver under its revolving credit facility to ensure compliance with a Fixed Charge Coverage Ratio. This ratio is calculated using financial information from our four most recent trailing fiscal quarters and was required to exceed 1.40:1 for that quarter. The waiver only applied to the third quarter ended July 30, 2005 and automatically terminated if the Fixed Charge Coverage Ratio was less than 1.25:1. The Fixed Charge Coverage Ratio is required to be 1.50:1 effective on October 29, 2005 and thereafter. The primary reason for the third quarter waiver was the negative impact on the numerator of the ratio of the $0.8 million one-time cash expenses to terminate the lease of the company airplane and the $2.7 million cash retirement payment to our former CEO, both of which were incurred in the third quarter of fiscal 2005. In addition, the denominator of the ratio included $33 million of required principal payments paid during the fourth quarter of 2004 which decreased to $18 million in the fourth quarter of 2005. This benefited our fourth quarter of fiscal 2005 Fixed Charge Coverage Ratio calculation which was 1.74:1.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facility, will provide the resources for (i) satisfying our working capital needs, regular quarterly dividends, and planned capital expenditures and (ii) managing the capital structure on a short and long-term basis.
Contractual Obligations
     The following table summarizes our contractual obligations as of October 29, 2005 and the estimated payments due by period:

(in millions)		Less Than	Years	Years	Greater than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
Long-term Debt	$550.7	$32.7	$49.2	$89.5	$379.3
Capital Lease Obligations	1.1	0.3	0.4	0.2	0.2
Operating Lease Obligations	24.4	7.2	8.8	4.2	4.2
Purchase Obligations	126.2	124.5	1.7	—	—
Other Long-Term Liabilities	8.7	0.6	1.3	1.1	5.7

Total	$711.1	$165.3	$61.4	$95.0	$389.4

     Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of 4.48% at October 29, 2005. Purchase obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. Other long-term liabilities consist primarily of a guarantee to enter into a capital lease in return for government investment subsidies. The obligations table does not include long term contingent liabilities and liabilities related to deferred taxes because it is not certain when these liabilities will become due.
Significant Accounting Policies, Estimates and Judgments
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. Significant accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
     Revenue Recognition — We recognize revenue as product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed upon with the customer in advance, and we inspect our products prior to shipment to ensure that these specifications are met. We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.
     Accounts Receivable — We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, actual credit loss rates may differ from our estimates.
     Inventories — We value inventories at the lower of (i) cost to purchase or manufacture the inventory or (ii) the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production. We record these inventories initially at purchase price, and based on the inventory aging and other considerations for realizable value, we write down the carrying value to market value, where appropriate. We regularly review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and operating results.
     Acquisition Accounting — We have made several acquisitions in recent years. All of these acquisitions have been accounted for in accordance with the purchase method, and accordingly, the results of operation were included in our Consolidated Statement of Operations from the respective date of acquisition. The purchase price has been allocated to the identifiable assets and liabilities, and any excess of the cost over the fair value of the net identifiable assets acquired is recorded as goodwill. The initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delayed finalization of a purchase price has historically not had a material impact on the consolidated results of operations, we cannot guarantee the same results in future acquisitions.
     Valuation of Long-Lived Assets — We review the carrying value of our long-lived assets, which primarily include property plant and equipment, goodwill, and other intangible assets, annually or whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. If we determine that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. We measure fair value based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in the business and achievability of the projected results. The estimates in projected cash flows and discount rates are subject to change due to the economic environment, including such factors as interest rates, expected market returns, and the volatility of markets served. We believe that the estimates are reasonable; however, changes in estimates or deterioration of results could materially affect the fair value assessments.
     Contingencies — We are involved in litigation in the ordinary course of business, including environmental matters. Our policy is to record expense for contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires assessment of multiple outcomes that often depends on management’s judgments regarding, but not limited to, potential actions by third parties such as regulators. The final resolution of these contingencies could result in expenses different from current accruals and therefore have a material impact on our consolidated financial results in a future reporting period.
     For additional information regarding our significant accounting policies, see Note 1 to our 2005 Consolidated Financial Statements contained in this Form 10-K.
Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement of Financial Accounting Standards (“SFAS”) 123, “Share Based Payment,” SFAS 123(R) which replaces the original SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires public companies to recognize the costs associated with the award of equity instruments to employees in the results of operations over the service period related to the award. The cost is based on the fair value of the equity instrument at the date of grant. The provisions of SFAS 123(R) will be effective for us in the first quarter of 2006. The impact of the adoption of this standard on our historical net income and earnings per share is disclosed in Note 1 to our Consolidated Financial Statements. We expect the impact of recognizing stock option expense associated with the adoption of SFAS 123(R) to decrease diluted earnings per share by $0.05 in fiscal 2006.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At October 29, 2005, we had $48.4 million of debt subject to variable short-term interest rates and $331.6 million of fixed rate debt outstanding. Based upon the October 29, 2005 balance of the floating rate debt, a hypothetical 10% increase in interest rates would cause an immaterial change in future net earnings, fair value and cash flows. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations.
     The fair market value of our fixed rate debt is subject to changes in interest rates; the October 29, 2005 fair values of such instruments are disclosed in the notes to our consolidated financial statements. We do not anticipate material changes to the fair value of our debt in the next 12 months.
     At October 30, 2004 we had no debt subject to variable short-term interest rates. We had $474.1 million of fixed rate financings outstanding as of October 30, 2004, including $125.0 million of floating rate debt fixed through November 2004 by an interest rate swap. Based upon the October 30, 2004 balance of the floating rate debt fixed by an interest rate swap which expired in November 2004, a hypothetical 10% increase in interest rates would cause an immaterial change in future net earnings, fair value and cash flows.
     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures about market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Responsibility for Financial Statements
     The Company’s financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States. The management of Spartech is responsible for the preparation and presentation of the financial statements and other financial information included in this annual report, including the reasonableness of estimates and judgments inherent in the preparation of the financial statements.
     The Company’s board of directors is responsible for ensuring the independence and qualifications of audit committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The audit committee consists of four independent nonmanagement directors and oversees the Company’s financial reporting and internal controls system and meets with management, the independent auditors and the internal auditors periodically to review auditing and financial reporting matters. The audit committee is solely responsible for the selection and retention of the Company’s independent auditors. The audit committee held eight meetings during fiscal 2005 and its report for fiscal 2005 can be found in the Company’s proxy statement.
     In addition to the audits of the Company’s internal control over financial reporting and management’s assessment of internal control over financial reporting, Ernst & Young LLP is also responsible for auditing the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board, and expressing an opinion as to whether the financial statements fairly present, in all material respects, the Company’s balance sheets, statements of operations, statements of shareholders’ equity and statements of cash flows.
Management’s Report on Internal Control over Financial Reporting
     It is also management’s responsibility to establish and maintain adequate internal control over financial reporting, as such term is defined by the U.S. Securities and Exchange Commission. Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on the Company’s evaluation under the COSO framework, Spartech management concluded that the Company’s internal control over financial reporting was effective as of October 29, 2005.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Spartech Corporation and Subsidiaries (the Company) as of October 29, 2005 and October 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of the Company for each of the three years in the period ended October 29, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and Subsidiaries at October 29, 2005 and October 30, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spartech Corporation and Subsidiaries’ internal control over financial reporting as of October 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
January 10, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spartech Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of October 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 29, 2005 and October 30, 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows of the Company for each of the three years in the period ended October 29, 2005, and our report dated January 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
January 10, 2006

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 29,	October 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,601	$41,272
Receivables, net of allowance of $2,557 in 2005 and $2,997 in 2004	213,996	188,427
Inventories	119,401	142,035
Prepaids and other	16,970	20,718

Total Current Assets	354,968	392,452

Property, plant, and equipment, net	307,386	330,745
Goodwill	352,405	361,957
Other intangible assets, net	40,710	43,967
Other assets	18,926	12,811

Total Assets	$1,074,395	$1,141,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,175	$18,027
Accounts payable	121,682	108,704
Accrued liabilities	57,226	44,223

Total Current Liabilities	190,083	170,954
Long-Term Debt:
Convertible subordinated debentures	154,639	154,639
Other long-term debt, less current maturities	214,141	301,425

Total Long-Term Debt	368,780	456,064
Long-Term Liabilities:
Deferred taxes	91,605	94,825
Other liabilities	10,881	2,357

Total Long-Term Liabilities	471,266	553,246
Shareholders’ Equity:
Common stock, 33,131,846 shares issued in 2005 and 2004	24,849	24,849
Contributed capital	196,811	196,264
Retained earnings	216,928	220,136
Treasury stock, at cost, 1,143,701 shares in 2005 and 952,073 shares in 2004	(26,019)	(23,653)
Accumulated other comprehensive income	477	136

Total Shareholders’ Equity	413,046	417,732

Total Liabilities and Shareholders’ Equity	$1,074,395	$1,141,932

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

FISCAL YEAR	2005	2004	2003
Net Sales	$1,396,860	$1,121,725	$956,160

Costs and Expenses:
Cost of sales	1,244,276	966,963	822,147
Selling, general, and administrative	70,712	58,898	53,540
Amortization of intangibles	4,939	2,840	2,187
Restructuring and exit costs	10,088	—	—
Former CEO retirement	3,645	—	—
Fixed asset charge	10,664	223	—
Goodwill impairment	4,468	—	—

	1,348,792	1,028,924	877,874

Operating Earnings	48,068	92,801	78,286

Interest expense, (net of interest income: 2005, $488; 2004, $269; 2003, $146)	25,195	25,436	24,965

Earnings Before Income Taxes	22,873	67,365	53,321

Income taxes	10,682	25,302	19,218

Net Earnings	$12,191	$42,063	$34,103

Net Earnings Per Common Share:
Basic	$.38	$1.34	$1.17

Diluted	$.38	$1.32	$1.15

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated Other
					Comprehensive
	Common	Contributed	Retained	Treasury	Income	Total Shareholder’s
	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance, November 2, 2002	$22,846	$140,213	$169,518	$(28,701)	$(13,178)	$290,698
Comprehensive income:
Net earnings	—	—	34,103	—	—	34,103
Other comprehensive income:
Translation adjustments	—	—	—	—	6,038	6,038
Cash flow hedge adjustments, net of tax of $(1,633)	—	—	—	—	2,639	2,639

Comprehensive income						42,780

Stock options exercised	—	(970)	—	4,275	—	3,305
Cash dividends	—	—	(11,709)	—	—	(11,709)
Treasury stock purchases	—	—	—	(2,716)	—	(2,716)

Balance, November 1, 2003	$22,846	$139,243	$191,912	$(27,142)	$(4,501)	$322,358

Comprehensive income:
Net earnings	—	—	42,063	—	—	42,063
Other comprehensive income:
Translation adjustments	—	—	—	—	941	941
Cash flow hedge adjustments, net of tax of $(2,170)	—	—	—	—	3,696	3,696

Comprehensive income						46,700

Common stock issuance	2,003	58,919	—	—	—	60,922
Restricted stock grant	—	180	—	—	—	180
Stock options exercised	—	(2,078)	—	6,144	—	4,066
Cash dividends	—	—	(13,839)	—	—	(13,839)
Treasury stock purchases	—	—	—	(2,655)	—	(2,655)

Balance, October 30, 2004	$24,849	$196,264	$220,136	$(23,653)	$136	$417,732

Comprehensive income:
Net earnings	—	—	12,191	—	—	12,191
Other comprehensive income:
Translation adjustments	—	—	—	—	260	260
Cash flow hedge adjustments, net of tax of $(50)	—	—	—	—	81	81

Comprehensive income						12,532

Restricted stock grant	—	217	—	—	—	217
Stock options exercised	—	330	—	6,339	—	6,669
Cash dividends	—	—	(15,399)	—	—	(15,399)
Treasury stock purchases	—	—	—	(8,705)	—	(8,705)

Balance, October 29, 2005	$24,849	$196,811	$216,928	$(26,019)	$477	$413,046

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year	2005	2004	2003
Cash Flows From Operating Activities
Net earnings	$12,191	$42,063	$34,103
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,387	35,056	31,566
Restructuring and exit costs	7,198	—	—
Former CEO retirement	831	—	—
Fixed asset charge	10,664	223	—
Goodwill impairment	4,468	—	—
Change in current assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(24,632)	(21,599)	(18,472)
Inventories	23,050	(32,771)	(713)
Prepaids and other	3,762	(7,538)	(2,192)
Accounts payable	14,883	3,987	13,468
Accrued liabilities	9,736	2,914	(3,881)
Other, net	2,480	9,312	15,606

Net cash provided by operating activities	105,018	31,647	69,485

Cash Flows From Investing Activities
Capital expenditures	(39,265)	(35,003)	(22,009)
Business acquisitions	(1,224)	(87,952)	(27,589)
Outsourcing acquisitions	—	(8,141)	—
Dispositions of assets	9,116	—	293

Net cash used in investing activities	(31,373)	(131,096)	(49,305)

Cash Flows From Financing Activities
Bank credit facility (payments)/borrowings, net	(76,370)	(27,204)	8,530
Borrowings from issuance of notes	—	150,000	—
Payments on notes	(17,857)	(32,857)	(17,857)
Payments on bonds and leases	(671)	(133)	(150)
Issuance of common stock	—	60,922	—
Cash dividends on common stock	(11,547)	(13,839)	(11,709)
Stock options exercised	4,083	3,234	2,993
Treasury stock acquired	(7,982)	(2,655)	(3,436)

Net cash (used) provided by financing activities	(110,344)	137,468	(21,629)

Effect of exchange rate changes on cash and equivalents	28	199	210

(Decrease) increase in cash and equivalents	(36,671)	38,218	(1,239)
Cash and Equivalents at Beginning of Year	41,272	3,054	4,293

Cash and Equivalents at End of Year	$4,601	$41,272	$3,054

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1) Significant Accounting Policies
     Basis of Presentation — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31.
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated. Investments in entities of 20% to 50% of the outstanding capital stock of such entities are accounted for by the equity method.
     Foreign Currency Translation — Assets and liabilities of the Company’s non-U.S. operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in income when they occur. The Company may periodically enter into foreign currency contracts to manage exposures to market risks from prospective changes in exchange rates. No such contracts were outstanding as of October 29, 2005 or October 30, 2004.
     Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Allowance for Doubtful Accounts — The Company performs ongoing credit evaluations of customers that include reviewing creditworthiness from third-party reporting agencies, monitoring payment histories, and adjusting credit limits as necessary. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on specifically identified customer collection issues.
     Inventories — Inventories are valued at the lower of cost or market. Inventory values are primarily based on either actual or standard costs which approximate average cost. Standard costs are revised at least once annually, the effect of which is allocated between inventories and cost of sales. Finished goods include the costs of material, labor, and overhead.
     Property, Plant, and Equipment — Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $35,448, $32,216, and $29,379 in fiscal years 2005, 2004, and 2003, respectively.

Years
Buildings and leasehold improvements	20-25
Machinery and equipment	12-16
Furniture and fixtures	5-10
     Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized based on fair value if expected future cash flows of the related assets are less than their carrying values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Goodwill and Intangible Assets — Assets and liabilities acquired in business combinations are accounted for using the purchase method and recorded at their respective fair values. Goodwill is assigned to the reporting unit which benefits from the acquired business. The Company conducts a formal impairment test of goodwill and intangibles not subject to amortization on an annual basis on the last day of the Company’s fiscal year and between the annual testing date if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, a goodwill impairment charge is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of goodwill. Fair values of reporting units are estimated using discounted cash flows.
     The Company reviews the carrying amounts of intangibles subject to amortization and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and management compares the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event an asset group is not recoverable by future undiscounted operating cash flows, impairment exists. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value.
     Financial Instruments — The Company selectively uses derivative financial instruments to manage its interest costs as well as its balance of floating rate and fixed rate financings. No credit loss is anticipated from such instruments because the counterparties to these agreements are major financial institutions with high credit ratings. The Company does not enter into derivatives for trading purposes. The net amount paid or received under an interest rate swap agreement is recorded as interest expense.
     Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at fair value, and changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying derivatives designated as fair value hedges allows a derivative’s gains and losses to be offset in the income statement by the related change in the fair value of the hedged item. Special accounting for qualifying derivatives designated as cash flow hedges allows the effective portion of a derivative’s gains and losses to be reported as a component of accumulated other comprehensive income or loss and reclassified into earnings in the period during which the hedged transaction affects earnings.
     The Company uses the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, accounts receivable, accounts payable, and accrued liabilities — the carrying value of these instruments approximates fair value due to their short-term nature;

•	Derivative financial instruments — based upon quoted market prices or market prices for instruments with similar terms and maturities; and

•	Long-term debt (including bank credit facilities and convertible subordinated debentures) — based on quoted, current market prices for the same or similar issues. As of October 29, 2005, the fair value of the convertible subordinated debentures was approximately $156,082 compared to the carrying amount of $154,639 and the fair value of other long-term debt was $213,678 compared to the carrying amount of $214,141.
     Stock-Based Compensation — In 2003, the Company adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation” to provide transition methods for a voluntary change to measuring compensation cost in connection with employee share option plans using a fair value based method. The Company continues to use the intrinsic value based method and does not recognize compensation expense in the results of operations for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. As a result, the adoption of SFAS 148 had no impact on the Company’s results of operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
or financial position. Had the fair value recognition provisions of SFAS 123 been adopted by the Company, the effect on net income and earnings per common share for fiscal 2005, 2004, and 2003 would have been as follows:

	2005	2004	2003
Net Earnings as Reported	$12,191	$42,063	$34,103
Add: Stock-based compensation included in net earnings as reported, net of tax	649	112	—
Deduct: Total stock-based compensation, net of tax	(2,535)	(1,873)	(2,089)

Pro Forma Net Earnings	$10,305	$40,302	$32,014

Earnings Per Share
As Reported:
Basic	$.38	$1.34	$1.17
Diluted	.38	1.32	1.15

Pro Forma:
Basic	$.32	$1.28	$1.09	*
Diluted	.32	1.26	1.08	*

*	Pro forma amounts were previously reported as $1.11 basic and $1.10 diluted earnings per share. These amounts were restated for corrections of errors.
     Using the Black-Scholes option-pricing model, the estimated weighted-average fair value of options granted during fiscal 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Weighted Average Fair Value	$7.65	$6.94	$5.58
Assumptions:
Expected Dividend Yield.	2%	2%	2%
Expected Volatility	35%	35%	35%
Risk-Free Interest Rates	3.59-3.79%	2.95-3.70%	2.52-3.50%
Expected Lives	5.5 years	5.5 years	5.0 years
     The effects of applying SFAS 123 in the pro forma disclosure are not necessarily indicative of the effects that may be realized in future years. In December 2004, SFAS 123(R) a revised version of SFAS 123, was issued which requires the recognition of compensation expense based on the fair value as of the grant date in the results of operations for the issuance of employee stock options. The provisions of SFAS 123(R) will be effective for the Company in the first quarter of fiscal 2006. The approximate impact of SFAS 123(R) on the Company’s historical net earnings and earnings per share is presented in the previous table.
     The Company granted 8,353 and 7,663 restricted stock units to non-employee directors during fiscal 2005 and 2004, respectively, as follows:

	2005	2004
Fair value per share granted	$26.02	$23.70
Compensation expense recognized	$217	$180
     As discussed in Note 4, during fiscal 2005, the Company entered into a retirement agreement with its former chief executive officer (“CEO”). Among other items, the agreement included an amendment to the terms of the former CEO’s vested stock options to treat his resignation as a retirement before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
measurement of the options for accounting purposes and a non-cash expense of $831. In addition, the agreement required the cancellation of all of the former CEO’s unvested stock options.
     Revenue Recognition — The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized and billings are rendered as the product is shipped to the customer in accordance with U.S. generally accepted accounting principles as well as the Securities and Exchange Commission’s Staff Accounting Bulletin 104. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.
     Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
2) Acquisitions
     On October 1, 2004, the Company completed the acquisition of substantially all of the assets of three divisions of VPI, based in Sheboygan, Wisconsin. The operations purchased included (1) The Sheet Products Division, a custom extruded sheet manufacturer serving the graphic arts, medical packaging, and specialty retail markets; (2) The Contract Manufacturing Division, a provider of non-carpet flooring and sound barrier products to the transportation industry; and (3) The Film and Converting Division calenders, prints, and laminates products for distribution to various markets including the medical, recreation, and leisure markets. The Sheet Products Division was added to the Company’s Custom Sheet and Rollstock segment, and the Contract Manufacturing and Film and Converting Divisions were added to the Color and Specialty Compounds segment. Sales within the three divisions acquired totaled approximately $110,000 for the 12 months prior to acquisition. The cash price for this acquisition of approximately $87,758 was allocated to the assets acquired and liabilities assumed of $97,694 and $9,936, respectively. The assets acquired include $39,142 of property, plant, and equipment, $17,780 of identified intangibles, $23,009 of working capital assets and $17,763 of goodwill, all of which is deductible for tax purposes. The identified intangibles and respective weighted average amortization periods are $15,310 of customer contracts and relationships (ten years), $1,430 of technology (ten years) and $1,040 of non-compete agreements (three years).
     On September 30, 2003, the Company completed the purchase of certain assets and entered into a supply agreement with Wilbert Inc.’s TriEnda Division located in Portage, Wisconsin. The acquired business was a “captive” (internal consumption) manufacturer of extruded sheet, primarily for the TriEnda line of reusable shipping and material handling containers. The total cash purchase price for these assets was $5,420 and was allocated to assets and liabilities of $5,517 and $97, respectively. Assets acquired included $752 of goodwill, all of which is deductible for tax purposes. This business is reported in the Company’s Custom Sheet and Rollstock segment.
     On March 31, 2003, the Company completed its acquisition of Polymer Extruded Products, Inc. (“PEP”), a manufacturer of weatherable film laminates and cellulose specialty extruded products. PEP had annual sales of approximately $21,000 for calendar year 2002, with nearly $4,000 of those sales to Spartech’s Custom Sheet and Rollstock segment. The cash paid for this acquisition of $23,761 was allocated to the assets acquired and liabilities assumed of $32,724 and $8,963, respectively (acquired assets included $14,484 of goodwill, $1,887 of which is deductible for tax purposes, non-compete agreements and customer relationships totaling $1,900 with amortization periods of five years, and a trademark of $8,900 which was determined to have an indefinite life). PEP is reported in the Company’s Color and Specialty Compounds segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
3) Restructuring
     In the second quarter of fiscal 2005, the Company initiated several operational changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involved the closing or sale of certain plant facilities and was segregated into three categories: (i) the elimination of non-core operations, (ii) the consolidation of capacity for similar operations, and (iii) the transfer of synergistic or new business to other existing operations.
     The effect of the plan was to reduce the number of operating facilities by seven. In addition, the Company had three properties held for sale at the end of fiscal 2004. Of these ten facilities, only the two Conneaut, Ohio facilities remain held for sale at the end of fiscal 2005. One facility is included in the Custom Sheet and Rollstock segment, while the other is included in the Color and Specialty Compounds segment.
     In addition to the reduction in operating facilities, the Company made a decision in the third quarter of fiscal 2005 to sell a calender film line that had recently been added to the Color and Specialty Compounds segment. The decision was made possible as a result of the late 2004 VPI acquisition and analysis of the capabilities and capacity within the newly acquired facilities. Also, in the third quarter of 2005, the Company terminated the lease on its airplane which resulted in termination fees and selling expenses of $750.
     During the fourth quarter of fiscal 2005, the Company initiated a plan to consolidate two additional Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania. There are currently two facilities in Donora that will be combined into one, with the other converting to a warehouse operation to service the customers and production from both plants. The implementation of this plan has also resulted in the planned closure of the Arlington, Texas compounding operation, which was communicated to employees subsequent to year-end.
     The assets held for sale by segment are $296 and $471 for Custom Sheet and Rollstock and Color and Specialty Compounds, respectively, as of the end of fiscal 2005. The following table summarizes the restructuring and exit costs presented in the Consolidated Statement of Operations for fiscal 2005 from these actions:

2005
Fixed asset impairment, net	$6,624
Goodwill write-offs	1,419
Facility restructuring	1,295
Airplane lease buy-out	750

$10,088

     Of the $10,088 total restructuring and exit costs in fiscal 2005, $2,890 represents cash expended for facility restructuring, the airplane lease buy-out and severance associated with sold assets. The $7,198 remaining difference represents losses on the sales of these assets and consists of $11,183 of proceeds, of which $9,116 was received as of the end of fiscal 2005 and $2,067 is expected to be received in the first quarter of fiscal 2006, net of $18,381 of sold net assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The fixed asset impairment, net represents charges incurred to adjust the related assets to fair market value, less costs to sell and net of any gain or loss on the ultimate sale of the assets. The following table summarizes the net fixed asset impairment charges recognized for fiscal 2005 by reporting segment:

2005
Custom Sheet and Rollstock	$(1,077)
Color and Specialty Compounds	6,655
Engineered Products	1,046

$6,624

     The goodwill write-offs represent charges incurred to dispose of goodwill related to two businesses which were sold. The following table summarizes the goodwill impairment charges recognized for fiscal 2005 by reporting segment:

2005
Custom Sheet and Rollstock	$896
Color and Specialty Compounds	––
Engineered Products	523

$1,419

     Facility restructuring charges represent exit costs including severance, equipment moves, relocation, and other related costs. The majority of these restructuring charges incurred during fiscal 2005 were settled in cash by the end of the period. The Company will incur an additional estimated $120 of cash restructuring related to the activities initiated in the second quarter of fiscal 2005 and $675 related to the activities initiated in the fourth quarter of fiscal 2005 and the plant closure communicated to employees subsequent to year-end. The following table summarizes the facility restructuring charges incurred for fiscal 2005 by reporting segment:

2005
Custom Sheet and Rollstock	$187
Color and Specialty Compounds	733
Engineered Products	375

$1,295

     The $750 airplane lease buy-out charge was recorded as a corporate expense. The Company continues to evaluate other operations for opportunities which provide efficiencies or fixed cost reductions. These evaluations may lead to further plant restructuring decisions, related exit costs, and property, plant and equipment write-downs. Any such charges would be recorded when those decisions are made and the plan is initiated.
4) Former CEO Retirement
     The Company entered into a Retirement Agreement and Release (“Retirement Agreement”), effective on May 6, 2005, with its former Chairman, President, and Chief Executive Officer, Bradley B. Buechler. This Retirement Agreement replaced Mr. Buechler’s Amended and Restated Employment Agreement dated November 2, 2002.
     The Retirement Agreement includes various terms and conditions pertaining to Mr. Buechler’s retirement. The payments and benefits paid to Mr. Buechler under this Retirement Agreement included the following major provisions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
-	A cash settlement paid June 3, 2005, based upon a multiple of Mr. Buechler’s former annual salary plus his previous deferred compensation arrangement, totaling $2,711.

-	A bonus to be paid based on the Company’s fiscal 2005 results pro-rated for Mr. Buechler’s employment through the effective date of the Retirement Agreement.

-	An amendment to the terms of Mr. Buechler’s vested stock options to permit him to retire before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $831.
     The provisions of the Retirement Agreement resulted in a $3,645 charge to operating earnings in fiscal 2005.
5) Fixed Asset Charge
     As part of the Company’s Sarbanes-Oxley compliance process, management initiated a complete physical count of the Company’s property, plant and equipment in the first quarter of fiscal 2005. The counts were reconciled to balances recorded in the Company’s books and records, and $8,794 of equipment that no longer existed was identified and written off.
     Management believes that the cause of the $8,794 in non-existent equipment was mostly related to transactions for plant shutdowns and transfers of equipment between plants. Due to the number of transactions, passage of time since many of them occurred, and the weaknesses in documentation and controls over these activities, management could not specifically identify or allocate these asset write-offs to distinct fiscal years with any certainty. In the third quarter of fiscal 2005, management took corrective actions to institute new policies and procedures for the tracking of equipment disposals and transfers of equipment between plants, including periodic physical inventories of property, plant and equipment at each location.
     During the count process, management also identified equipment that exists and that management has elected to liquidate. The decision to liquidate these assets resulted in a $1,870 fixed asset impairment charge. This impairment charge, combined with the non-existing asset write-off charge is presented as a total non-cash fixed asset charge of $10,664 in the Consolidated Statement of Operations in fiscal 2005. The following presents the fixed asset charge by reporting segment for fiscal 2005 and 2004:

	2005	2004
Custom Sheet and Rollstock	$6,684	$223
Color and Specialty Compounds	1,609	––
Engineered Products	1,753	––
Corporate	618	––

	$10,664	$223

6) Inventories
     Inventories at October 29, 2005 and October 30, 2004 are comprised of the following components:

	2005	2004
Raw materials	$64,262	$73,228
Production supplies	9,479	9,343
Finished goods	45,660	59,464

	$119,401	$142,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
7) Property, Plant, and Equipment
     Property, plant, and equipment consisted of the following at October 29, 2005 and October 30, 2004:

	2005	2004
Land	$11,615	$14,167
Buildings and leasehold improvements	78,735	85,915
Machinery and equipment	412,903	428,890
Furniture and fixtures	7,475	9,299

	510,728	538,271
Less: Accumulated depreciation	203,342	207,526

	$307,386	$330,745

8) Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the years ended October 29, 2005 and October 30, 2004 are as follows:

		Color and
	Custom Sheet`	Specialty	Engineered
	and Rollstock	Compounds	Products	Total
Balance, November 1, 2003	$201,041	$95,737	$37,614	$334,392
Acquisition	11,088	8,650	478	20,216
Reclassifications	721	6,628	—	7,349

Balance, October 30, 2004	$212,850	$111,015	$38,092	$361,957

Impairments	—	(2,034)	(2,434)	(4,468)
Business divestitures	(896)	—	(523)	(1,419)
Reclassifications	(17,611)	13,946	—	(3,665)

Balance, October 29, 2005	$194,343	$122,927	$35,135	$352,405

     The acquisition of goodwill is attributable to the purchase of VPI during fiscal 2004. Reclassifications in fiscal 2004 represent acquisition opening balance adjustments between goodwill and deferred taxes. Reclassifications in fiscal 2005 represent acquisition opening balance adjustments between goodwill and other intangible assets and deferred taxes, and transfer of the Spartech PEP reporting unit from the Custom Sheet and Rollstock reporting segment to the Color and Specialty Compound reporting segment.
     The goodwill impairments in fiscal 2005 resulted from the underperformance of one profiles operation in the Engineered Products reporting segment and the loss of a major customer at an operation in the Color and Specialty Compounds segment both of which resulted in future operating projections that did not support the existing fair value of goodwill. Subsequent to the impairment, there was $24,851 remaining goodwill assigned to the reporting unit in the Engineered Products segment and no goodwill remaining for the particular reporting unit in the Color and Specialty Compounds segment. The fair value of the goodwill and resulting impairment were estimated using discounted cash flows. In addition, during fiscal 2005, the Company sold two operations that constituted businesses and disposed of the relative goodwill attributable to those businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     As of October 29, 2005 and October 30, 2004, the Company had amortizable intangible assets as follows:

	Gross		Accumulated
	Carrying Amount		Amortization
	2005	2004	2005	2004
Non-compete agreements	$3,680	$3,960	$2,122	$1,242
Customer contracts/relationships	21,571	18,981	5,321	2,380
Product formulations	17,476	17,811	3,474	2,063

	$42,727	$40,752	$10,917	$5,685

     Amortization expense for intangible assets totaled $4,939, $2,840 and $2,187 in 2005, 2004 and 2003, respectively.
     Amortization expense for amortizable intangible assets over the next five fiscal years is estimated to be:

Intangible
Fiscal Year Ended	Amortization
2006	$4,480
2007	4,086
2008	3,008
2009	2,593
2010	2,345

$16,512

     The Company has an $8,900 trademark included in other intangible assets which has an indefinite life and, therefore is not subject to amortization.
9) Convertible Subordinated Debentures
     On March 5, 1999, the Company issued $51,546 of 6.5% convertible subordinated debentures to Spartech Capital Trust, a Delaware trust controlled by the Company. The Company used the proceeds to repay borrowings under its bank credit facilities. The debentures are the sole asset of the trust. The trust purchased the debentures with the proceeds of a $50,000 private placement of 6.5% convertible preferred securities of the trust, having an aggregate liquidation preference of $50,000 and guaranteed by the Company. The debentures:
•	Are convertible along with the trust’s preferred securities, at the option of the preferred security holders, into shares of the Company’s common stock at a conversion price equivalent to $30.55 per share of common stock, for a total of 1,636,661 shares;

•	Are redeemable along with the trust’s preferred securities, at the Company’s option, at a price equal to 102.6% of the principal amount plus accrued interest through March 1, 2006. This amount declines annually to a price equal to the principal amount plus accrued and unpaid interest after March 1, 2009; and

•	Mature and are payable, along with the trust’s preferred securities, on March 31, 2014, if they have not been previously redeemed or converted.
     On February 18, 2000, the Company issued $103,093 of 7.0% convertible subordinated debentures to Spartech Capital Trust II, a Delaware trust controlled by the Company. The Company used the proceeds to repay borrowings under its bank credit facility. The debentures are the sole asset of the trust. The trust purchased the debentures with the proceeds of a $100,000 private placement of 7.0% convertible preferred securities of the trust having an aggregate liquidation preference of $100,000 and guaranteed by Spartech. The debentures:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
•	Are convertible along with the trust’s preferred securities, at the option of the preferred security holders, into shares of the Company’s common stock at a conversion price equivalent to $34.00 per share of common stock, for a total of 2,941,176 shares;

•	Are redeemable along with the trust’s preferred securities, at the Company’s option, at a price equal to 103.5% of the principal amount plus accrued interest through March 1, 2006. This amount declines annually to a price equal to the principal amount plus accrued and unpaid interest after March 1, 2010; and

•	Mature and are payable, along with the trust’s preferred securities, on March 31, 2015, if they have not been previously redeemed or converted.
10) Other Long-Term Debt
     Other long-term debt is comprised of the following at October 29, 2005 and October 30, 2004:

	2005	2004
5.54% Senior Unsecured 2004 Notes	$150,000	$150,000
7.0% Senior Unsecured 1997 Notes	12,857	19,286
7.62% Guaranteed Senior Unsecured 1996 Notes	4,286	8,571
7.21% Senior Unsecured 1995 Notes	—	7,143
Bank Credit Facilities	24,200	125,000
Bank Term Loan	24,126	—
Other	9,847	9,452

	225,316	319,452
Less current maturities	11,175	18,027

	$214,141	$301,425

     On September 15, 2004, the Company completed a $150,000 private placement of 5.54% Senior Unsecured Notes over a twelve-year term. The 2004 Notes require equal annual principal payments of $30,000 that commence on September 15, 2012. Interest on the 2004 Notes is payable semiannually on March 15 and September 15 of each year. On August 22, 1997, the Company completed a private placement of 7.0% Senior Unsecured Notes consisting of $45,000 designated as Series A and $15,000 designated as Series B. The Series A 1997 Notes require equal annual principal payments of approximately $6,429 that commenced on August 22, 2001 and the required $15,000 principal payment due on the Series B 1997 Notes was paid on August 22, 2004. Interest on the 1997 Notes is payable semiannually on February 22 and August 22 of each year. On September 27, 1996, the Company completed a $30,000 private placement of 7.62% Guaranteed Unsecured Notes over a ten-year term. The 1996 Notes require equal annual principal payments of approximately $4,286 that commenced on September 27, 2000. Interest on the 1996 Notes is payable semiannually on March 27 and September 27 of each year. On August 15, 1995, the Company completed a $50,000 private placement of 7.21% Senior Unsecured Notes over a ten-year term. The 1995 Notes required equal annual principal payments of approximately $7,143 with the final payment made on August 15, 2005. Interest on the 1995 Notes was payable semiannually on February 15 and August 15 of each year.
     On March 3, 2004, the Company amended its unsecured bank credit facility to an aggregate availability of $200,000 for a new five-year term. On April 27, 2004, the Company’s Canadian subsidiary entered into an additional $10,000 (Canadian) revolving credit facility in Canada that expires on March 3, 2009. The total capacity under these bank credit facilities was $208,495 at October 29, 2005. Borrowings under these facilities are classified as long-term, because no paydowns of the aggregate facilities are required within the next fiscal year and we have the ability to keep the balances outstanding over the next 12 months. Interest on the bank credit facilities is payable at a rate chosen by the Company of either prime or Eurodollar rate plus a 0.5% to 1.125% borrowing margin, and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facilities. At October 29, 2005, the Company had fixed LIBOR loans outstanding under the bank credit facilities of $11,600 at 4.815% in the U.S. for a one-month period (LIBOR loans totaled $125,000 at 2.59% in the U.S. on October 30, 2004). The remaining bank credit facility borrowings of $12,600 at October 29, 2005 were at the prime rate of 6.75%. The Company had a $125,000 interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
swap agreement that expired November 10, 2004 under which it paid interest at 6.06% and received interest at LIBOR plus the borrowing margin. The swap was designated as a cash flow hedge of the LIBOR borrowings under the bank credit facilities.
     On February 16, 2005, the Company entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. At October 29, 2005, the 20 million Euro term loan was outstanding at a rate of 3.13%.
     On July 29, 2005, Spartech Corporation was granted a waiver under its revolving credit facility to ensure compliance with a Fixed Charge Coverage Ratio. This ratio is calculated using financial information from the four most recent trailing fiscal quarters and is required to exceed 1.40:1. The waiver only applied to the third quarter ended July 30, 2005 and automatically terminated if the Fixed Charge Coverage Ratio was less than 1.25:1. The Fixed Charge Coverage Ratio is required to be 1.50:1 effective on October 29, 2005 and thereafter. The primary reason for the third quarter waiver was the negative impact on the numerator of the ratio of the $750 one-time cash expenses to terminate the lease of the Company airplane and the $2,711 cash retirement payment to the former CEO, both of which were incurred in the third quarter of fiscal 2005. In addition, the denominator of the ratio included $32,857 of required principal payments paid during the fourth quarter of 2004 which decreased to $17,857 in the fourth quarter of 2005. This benefited the fourth quarter of fiscal 2005 Fixed Charge Coverage Ratio calculation which was 1.74:1.
     The Company’s other debt consists of industrial revenue bonds utilized to finance capital expenditures. These financings mature between 2007 and 2015 and have interest rates ranging from 2.0% to 3.75%. Scheduled maturities of long-term debt for the next five fiscal years and thereafter are:

Fiscal Year Ended	Maturities
2006	$11,175
2007	6,616
2008	155
2009	24,366
2010	24,285
Thereafter	158,719

$225,316

     The long-term debt contains certain covenants which, among other matters, require the Company to restrict the incurrence of additional indebtedness, satisfy certain ratios and net worth levels, and limit both the sale of assets and merger transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
11) Shareholders’ Equity and Equity Compensation
     The authorized capital stock of the Company consists of 55 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock. On March 10, 2004 shareholders approved an increase to the authorized number of shares of common stock from 45 million shares to 55 million shares. The additional authorized shares will be used to provide flexibility (i) for the issuance of stock options and other stock-based compensation and incentive awards and (ii) raising additional capital, acquisitions, stock dividends, or other corporate purposes.
     On February 3, 2004, the Company completed a common stock offering for 2.7 million newly issued shares. The stock was sold to the public at $24.00 per share. The net proceeds received by the Company for the sales of the shares totaled $60,922 with $40,922 used to pay down debt and the remaining funds used to fund capital expenditures and strategic expansions. After the offering, the Company’s common issued shares increased by 8.8% to 33 million.
     At October 29, 2005, 1.1 million shares of common stock were held in treasury shares, primarily for issuance under the Company’s stock-based compensation plans. During 2005, 0.4 million treasury shares were acquired and 0.3 million shares were issued.
     The Company has a Shareholder Rights Plan in which rights trade with, and are inseparable from, each share of common stock. Prior to exercise, a Right does not give its holder any dividend, voting, or liquidation rights. Under certain circumstances, a Right may be exercised to purchase one one-thousandth of a share of Series Z Preferred Stock for $70 per share. The Rights become exercisable, subject to certain exceptions, if a new person or group acquires beneficial ownership of 15% or more, to purchase shares of the Company’s common stock with a market value of $140.00, for $70.00 per Right. The Rights will expire on April 2, 2011 and may be redeemed by the Company for $.01 per Right at any time before a new person or group becomes a beneficial owner of 15% or more of the Company’s outstanding common stock.
     The Company has an Equity Compensation Plan for executive officers, key employees, and directors which permits the granting of stock options, restricted stock units and restricted stock. Awards may be granted under the plan for up to 3 million shares of common stock. For stock options, the minimum exercise price is the fair market value per share at the date of grant. Options have typically been granted with lives ranging from 5-10 years with vesting over the minimum period of four years. Restricted stock units, which have been awarded only to directors of the Company, provide the grantee the right to receive one share of common stock at the end of the restricted period, and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. Subject to the limitations set forth above and in the Plan, the number of awards granted pursuant to these plans and the terms of the awards are at the discretion of the Compensation Committee of the Board of Directors. There have been no restricted stock grants through the end of fiscal 2005.
     A summary of the combined activity for the Company’s stock options for fiscal years 2005, 2004, and 2003 follows (shares in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Outstanding, beginning of year	2,677	$20.38	2,522	$19.50	2,382	$19.23
Granted	577	24.46	453	22.08	461	18.74
Exercised	(280)	15.80	(298)	15.03	(250)	15.25
Canceled/Expired	(797)	22.70	—	—	(71)	20.78

Outstanding, end of year	2,177	21.21	2,677	20.38	2,522	19.50

Exercisable, end of year	1,313		1,606		1,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Information with respect to options outstanding at October 29, 2005 follows (shares in thousands):

		Weighted			Weighted
		Average	Remaining		Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price
$10.88 - 17.01	491	$14.10	5.1 years	391	$13.35
$18.00 - 21.00	324	18.20	6.3 years	193	18.27
$21.10 - 21.90	535	21.47	6.6 years	292	21.27
$21.94 - 28.94	827	26.45	6.7 years	437	26.98

	2,177			1,313

     At the end of fiscal 2005, there were 16,016 restricted stock units outstanding, all to non-employee directors. Each unit is distributable as one share of common stock one year after the service of the non-employee directors ends and accrues dividends declared on common stock as additional restricted stock units also to be distributed one year after the service period ends. The Company issued 8,071 and 7,596 restricted stock units to non-employee directors and accrued 282 and 67 additional units as dividends in fiscal 2005 and 2004, respectively.
12) Income Taxes
     Earnings from continuing operations before income taxes consist of the following:

	2005	2004	2003
United States	$21,968	$61,369	$49,559
Non-U.S. operations	905	5,996	3,762

	$22,873	$67,365	$53,321

     The provision for income taxes for fiscal years 2005, 2004, and 2003 is comprised of the following:

	2005	2004	2003
Current:
Federal	$9,474	$13,269	$8,614
State and Local	611	1,866	1,430
Foreign	2,482	2,376	1,268

Total Current	12,567	17,511	11,312

Deferred:
Federal	(187)	6,610	6,984
State and Local	(91)	883	1,045
Foreign	(1,607)	298	(123)

Total Deferred	(1,885)	7,791	7,906

Provision for Income Taxes	$10,682	$25,302	$19,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The income tax provision on earnings of the Company differs from the amounts computed by applying the U.S. Federal tax rate of 35% as follows:

	2005	2004	2003
Federal income taxes at statutory rate	$8,006	$23,578	$18,662
Impairment of goodwill	1,454	—	—
Foreign valuation allowance	1,133	—	—
State income taxes, net of applicable Federal income tax benefits	338	1,787	1,609
Research and development tax credit	(524)	(624)	(649)
Other	275	561	(404)

	$10,682	$25,302	$19,218

     The increase in tax expense from the impairment of goodwill represents the portion of goodwill impairments of current businesses plus goodwill written off for disposed business that were not deductible for tax purposes. State tax expense for fiscal year 2005 was reduced by $412 to reflect the implementation of state tax planning strategies that reduced the long-term effective tax rate.
     At October 29, 2005 and October 30, 2004 the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	2005	2004
Deferred tax assets:
Employee benefits and compensation	$3,398	$2,507
Workers’ compensation	1,668	1,474
Deferred compensation benefit plans	1,266	973
Bad debt reserves	1,068	955
Other	441	590
Foreign net operating loss	2,443	—
Valuation allowance	(1,133)	—

Total deferred tax assets	$9,151	$6,499

Deferred tax liabilities:
Property, plant and equipment	$(54,929)	$(59,830)
Goodwill and other intangibles	(38,234)	(36,095)
Inventory capitalization and reserves	(2,279)	(970)

Total deferred tax liabilities	$(95,442)	$(96,895)

Net deferred income tax liability	$(86,291)	$(90,396)

     At October 29, 2005 and October 30, 2004, the net current deferred tax asset was $5,314 and $4,429, respectively and the net noncurrent deferred tax liability was $91,605 and $94,825, respectively.
     As of October 29, 2005 no deferred taxes have been provided on the $23,054 in accumulated earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company’s intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax-effective to do so. It is not practicable to determine the amount of income tax liability that would result if such earnings were remitted to the United States. In October 2004, the American Jobs Creation Act of 2004 was signed into law. The new law creates an incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company reviewed the implications of the new law on repatriation of earnings and determined that no repatriation would be made in fiscal year 2005.
     As of October 29, 2005, the Company had available approximately $7,626 in net operating loss carryforwards which related to the France and Mexico operations. The Company assessed the likelihood as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
to whether or not these net operating loss carryforwards would be utilized prior to their expiration based on the amount of positive evidence available. The Company concluded that it is more likely than not that the $3,420 net operating loss carryforward in Mexico will be utilized prior to its expiration in 2013 and 2014 based on the amount of taxable temporary differences that will reverse over the next four years and expected future taxable income. The Company evaluated its France net operating loss carryforward of $4,206 and determined that a valuation allowance of $1,133 was required in the current year against $3,361 of net operating losses that cannot be carried back or utilized through tax planning strategies. This asset would be realized upon consistent future earnings that are sustained over a period of time. Despite the fact that the France net operating loss carryforward has an unlimited life and that management believes it will ultimately be realized, the positive evidence required to overcome recent operating losses was not sufficient to support recognition as of the end of fiscal year 2005.
13) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
     The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for fiscal years 2005, 2004, and 2003 was as follows (shares in thousands):

	2005		2004		2003
	Earnings	Shares	Earnings	Shares	Earnings	Shares
Basic Earnings Per Share Computation	$12,191	32,074	$42,063	31,426	$34,103	29,268
Effect of stock options	—	237	—	406	—	299
Effect of convertible subordinated debentures	—	—	2,010	1,636	—	—

Diluted Earnings Per Share Computation	$12,191	32,311	$44,073	33,468	$34,103	29,567

     The effect of stock options represents the shares resulting from the assumed exercise of outstanding stock options calculated using the treasury stock method. The effect of convertible subordinated debentures represents the shares resulting from the assumed conversion using the “if converted” method and the add-back of the interest expense, after tax, for the assumed conversion at the beginning of each year. In 2004, a portion of these debentures were antidilutive, and the diluted earnings per share calculation excluded 2,941,176 potentially dilutive shares and the benefit of an interest expense add-back of $4,368, net of tax. In 2005 and 2003, the calculation of diluted earnings per share excluded 4,577,838 potentially dilutive subordinated debentures shares and the benefit of an interest expense add-back of approximately $5,500, net of tax in 2005, and $6,500, net of tax, in 2003.
14) Employee Benefits
     The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. The total cost of such plans for fiscal years 2005, 2004, and 2003 was $2,726, $2,237, and $2,530, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
15) Cash Flow and Other Information
     Supplemental information on cash flows for fiscal years 2005, 2004, and 2003 was as follows:

	2005	2004	2003
Cash paid during the year for:
Interest	$26,328	$25,524	$26,690
Income taxes	8,182	20,647	8,896

Schedule of business and outsourcing acquisitions:
Fair value of assets acquired	$—	$107,712	$37,937
Liabilities assumed	—	(10,146)	(10,348)
Purchase price adjustments/(holdback payments)	1,224	(1,473)	—

Total cash paid	$1,224	$96,093	$27,589

16) Commitments and Contingencies
     The Company conducts certain of its operations in facilities under operating leases. Rental expense for fiscal years 2005, 2004, and 2003, was $12,207, $10,530, and $10,657, respectively. Future minimum lease payments under non-cancelable operating leases, by fiscal year, are as follows:

Operating
Fiscal Year ended	Leases
2006	$7,177
2007	4,909
2008	3,882
2009	2,871
2010	1,364
Thereafter	4,186

$24,389

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10,000 of an estimated $20,000 environmental study by the USEPA to determine the extent and source of contamination at this site and as of the end of fiscal 2005, it had paid its total commitment of $250 towards this study. As of the end of fiscal 2005, the Company had $130 accrued related to this issue representing approximately one year of legal fees. Subsequent to fiscal 2005 year end, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. The Company has not recorded an accrual related to future funding of the environmental study cost over-run or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) management’s belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than the subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties, and any resulting remediation costs or assessments for which the subsidiary may be liable. Management believes that it is possible that the ultimate liability resulting from this issue could materially differ from the October 29, 2005 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, it is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
management’s opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
     The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a material adverse effect on the Company’s financial position or results of operations.
     The Company has guaranteed approximately 5.7 million Euros associated with the local government’s financing of the Company’s Donchery, France facility expansion. The Company will enter into a lease for the expanded facility upon finalization of the expansion cost and financing amount, and the guarantee will decrease over the fifteen-year term of the lease. This guarantee was recorded as an other long-term asset and other long-term liability in fiscal 2005. The recorded amounts will be reclassified to property, plant, and equipment and other long-term debt upon finalization of the capital lease.
17) Segment Information
     The Company’s 43 facilities are organized into three reportable segments based on the nature of the products manufactured. The Company utilizes operating earnings to evaluate business segment performance and determine the allocation of resources. Segment accounting policies are the same as policies described in Note 1. A description of the Company’s reportable segments follows:
     Custom Sheet and Rollstock — This segment has 23 manufacturing facilities and is the largest extruder of plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. Its finished products are formed by its customers for use in a wide variety of markets.
     Color and Specialty Compounds — This segment operates 14 plants throughout North America and Europe. It manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications.
     Engineered Products — This segment has six North American facilities which manufacture a number of proprietary items. These include injection molded products, complete thermoplastic wheels and tires, and profile extruded products. The Company’s former Molded & Profile Products segment was renamed the Engineered Products segment effective in the second quarter of fiscal 2005.
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to the three segments. Assets included in Corporate consist primarily of deferred taxes, cash and cash equivalents.

	2005	2004	2003
Net Sales:
Custom Sheet and Rollstock	$884,312	$729,754	$617,734
Color and Specialty Compounds	430,893	323,396	273,835
Engineered Products	81,655	68,575	64,591

	$1,396,860	$1,121,725	$956,160

Operating Earnings:
Custom Sheet and Rollstock	$58,479	$72,742	$61,828
Color and Specialty Compounds	13,919	27,078	22,254
Engineered Products	(4,535)	6,319	5,393
Corporate	(19,795)	(13,338)	(11,189)

	$48,068	$92,801	$78,286

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)

	2005	2004	2003
Assets:
Custom Sheet and Rollstock	$575,178	$634,123	$555,821
Color and Specialty Compounds	399,311	361,708	265,947
Engineered Products	83,781	89,153	84,514
Corporate	16,125	56,948	17,656

	$1,074,395	$1,141,932	$923,938

Depreciation and Amortization:
Custom Sheet and Rollstock	$20,430	$18,074	$17,293
Color and Specialty Compounds	14,304	12,414	10,914
Engineered Products	3,471	3,279	3,021
Corporate	2,182	1,289	338

	$40,387	$35,056	$31,566

Capital Expenditures:
Custom Sheet and Rollstock	$15,858	$20,573	$10,218
Color and Specialty Compounds	12,353	8,059	6,825
Engineered Products	5,483	3,658	2,565
Corporate	5,571	2,713	2,401

	$39,265	$35,003	$22,009

     In fiscal 2005, the Spartech PEP reporting unit was moved from the Custom Sheet and Rollstock segment to the Color and Specialty Compounds segment because management of the operations was realigned to better leverage the Company’s cost structure and improve coordination of marketing and selling efforts. All fiscal years have been restated as if this change occurred at the beginning of the periods presented.
     In addition to external sales to customers, intersegment sales were $52,696, $49,769 and $36,948 for the fiscal years ended 2005, 2004, and 2003, respectively. Most intersegment sales were generated from the Color and Specialty Compounds segment.
     The Company operates in five reportable geographic areas — the United States, Canada, Mexico, Europe, and Asia and Other. Geographic financial information for fiscal years 2005, 2004, and 2003 was as follows:

	Net Sales By Destination			Property, Plant and Equipment, Net
	2005	2004	2003	2005	2004	2003
United States	$1,145,643	$935,321	$815,009	$261,582	$282,947	$239,825
Canada	116,197	99,996	79,023	19,780	26,437	26,500
Mexico	70,605	43,167	31,400	13,749	14,465	14,192
Europe	50,026	29,452	19,382	12,275	6,896	3,407
Asia and Other	14,389	13,789	11,346	—	—	—

	$1,396,860	$1,121,725	$956,160	$307,386	$330,745	$283,924

18) Comprehensive Income
     Comprehensive Income is an entity’s change in equity during the period related to transactions, events, and circumstances from non-owner sources. In fiscal 2005, a cumulative currency translation gain was recognized during the sale of a foreign business and translation adjustments of $2,371 were recognized from ongoing operations resulting in a cumulative translation adjustment balance of $477 at October 29, 2005. In fiscal 2004, accumulated other comprehensive income consisted of foreign currency translation adjustments of $15 and cash flow hedge adjustments, net of tax of $121.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
19) Quarterly Financial Information
     Certain unaudited quarterly financial information for the fiscal years ended October 29, 2005 and October 30, 2004 was as follows:

	Quarter Ended				Fiscal
	Jan.	Apr.	Jul.	Oct.	Year
2005
Net Sales	$304,512	$377,658	$348,672	$366,018	$1,396,860
Gross Profit	28,416	44,612	39,833	39,723	152,584
Operating Earnings (a)	10,283	6,252	13,156	18,377	48,068
Net Earnings (a)	2,818	(80)	4,289	5,164	12,191
Net Earnings Per Share – Basic	.09	—	.13	.16	.38
– Diluted	.09	—	.13	.16	.38
Dividends declared per common share	.12	.12	.12	.12	.48

2004
Net Sales	$241,463	$287,591	$288,035	$304,636	$1,121,725
Gross Profit (b)	33,423	43,712	40,957	36,670	154,762
Operating Earnings	18,799	28,050	24,934	21,018	92,801
Net Earnings	7,706	13,519	11,712	9,126	42,063
Net Earnings Per Share – Basic	.26	.42	.36	.28	1.34
– Diluted	.26	.41	.36	.28	1.32
Dividends declared per common share	.11	.11	.11	.11	.44

Notes to table:
(a)	Operating earnings and net earnings were impacted by restructuring and exit costs, the former CEO retirement, fixed asset charge, goodwill impairment and the establishment of a tax valuation allowance for each of the fiscal 2005 quarters as follows:

	Quarter Ended				Fiscal
	Jan.	Apr.	Jul.	Oct.	2005
Reduction to operating earnings:
Restructuring and exit costs	$—	$7,619	$4,639	$(2,170)	$10,088
Former CEO retirement	—	—	3,645	—	3,645
Fixed asset charge	—	10,386	206	72	10,664
Goodwill impairment	—	—	—	4,468	4,468

	$—	$18,005	$8,490	$2,370	$28,865

Reduction to net earnings:
Restructuring and exit costs	$—	$5,085	$2,862	$(1,313)	$6,634
Former CEO retirement	—	—	2,250	—	2,250
Fixed asset charge	—	6,428	152	44	6,624
Goodwill impairment	—	—	—	3,976	3,976
Tax valuation allowance	—	—	—	1,133	1,133

	$—	$11,513	$5,264	$3,840	$20,617

(b)	In the fourth quarter of fiscal 2004, gross profit was impacted by approximately $1.8 million of pre-tax, out-of-period charges to correct account balances identified from the implementation of information technology systems.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of October 29, 2005, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
     There was no change in the Company’s internal control over financial reporting during the quarter ended October 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remediation of the control weakness related to property, plant and equipment noted below.
     As part of our Sarbanes-Oxley process, we initiated a complete physical count of our property, plant and equipment in the first quarter of fiscal 2005. We reconciled the counts to balances recorded in our books and records and identified $8,794 of equipment that no longer existed, which was subsequently written-off. We believed the $8,794 in non-existing equipment related primarily to transactions for plant shut-downs and transfers of equipment between plants.
     In the third quarter of fiscal 2005, we implemented new policies and procedures to track equipment disposals and transfers of equipment between plants. These policies include periodic physical counts of our equipment at each location. Management performed testing during the fourth quarter of fiscal 2005 to ensure compliance with the new policies and procedures and that the controls were operating as intended. The results of this analysis confirmed the material weakness previously reported in the second quarter of fiscal 2005 had been adequately remediated by October 29, 2005.
     Management’s report on internal control over financial reporting, and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Item 8 of this Form 10-K.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information concerning Directors of the Company contained in the section entitled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, is incorporated herein by reference in response to this item.
     The information concerning Equity Compensation Plans is contained in the section entitled “Equity Plan Compensation Information” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, and is incorporated herein by reference in response to this item.
     The information regarding the audit committee and audit committee financial expert is contained in the section entitled “Board of Directors and Committees” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, and is incorporated herein by reference in response to this item.
     The Board of Directors has established specific Corporate Governance Guidelines, a Code of Ethics for the CEO and Senior Financial Officers, and a Code of Business Conduct and Ethics for all directors, officers and employees. These documents are provided on the Company’s Web site at www.spartech.com within the Investor Relations/Corporate Governance section of the site. At this same Web site location, the Company provides an Ethics Hotline phone number that allows employees, shareholders, and other interested parties to communicate with the Company’s management or Audit Committee (on an anonymous basis, if so desired) through an independent third-party hotline. In addition, this same Web site location provides instructions for shareholders or other interested parties to contact the Company’s Board of Directors.
     The rules of the New York Stock Exchange (NYSE) require Mr. Abd, our Chief Executive Officer, to certify to the NYSE annually that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Mr. Abd and Mr. Martin, our Chief Financial Officer, must each execute a certificate as to the quality of our public disclosure as part of our quarterly reports to the Securities and Exchange Commission (“SEC”). Their latest Section 302 certifications are filed with the SEC as exhibits to this Form 10-K.
Executive Officers of the Registrant
     The following table provides certain information about the Company’s executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, and Prior Positions and Employment
George A. Abd	42	Chief Executive Officer and President (since May 2005), Executive Vice President, Color and Specialty Compounds (September 2000 to May 2005) and Engineered Products (May 2004 to May 2005); Vice President of Compounding for the Company’s Spartech Polycom Division from March 1998 to September 2000. Mr. Abd held various positions with Polycom Huntsman, Inc. for eleven years prior to its acquisition by the Company in March 1998. Mr. Abd is also a member of the board of directors of the Company.

Randy C. Martin	43	Executive Vice President (since September 2000) Corporate Development (since May 2004) and Chief Financial Officer (since May 1996); Corporate Controller from September 1995 to May 1996; Vice President, Finance from May 1996 to September 2000. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995. Mr. Martin is also a member of the board of directors of the Company.

Name	Age	Current Office, and Prior Positions and Employment
Steven J. Ploeger	44	Executive Vice President Custom Sheet and Rollstock and Engineered Products (since May 2004); Vice President Spartech Plastics from 2000 to 2004; General Manager Spartech Plastics – North Region from 1996 to 2000. Mr. Ploeger also held various sales management positions with the Company from 1985 to 1996.

Jeffrey D. Fisher	57	Senior Vice President and General Counsel (since July 1999); and Secretary (since September 2000). Mr. Fisher, an attorney, was with the law firm of Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.

Darrel W. Betz	42	Senior Vice President of Global Human Resources (since April 2005). Mr. Betz was with Emerson Electric for 16 years in various human resource positions prior to joining the Company in April 2005.

Michael G. Marcely	38	Vice President (since December 2004) and Corporate Controller (since July 2004), Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Phillip M. Karig	49	Vice President-Purchasing and Supply Chain Management (since September 2001), Director of Purchasing from February 2000 to September 2001. Mr. Karig was with Uniroyal Technology Corporation for 12 years in various purchasing, logistics, and materials management positions before joining the Company in February 2000.
Item 11. EXECUTIVE COMPENSATION
     The information contained in the sections entitled “Executive Compensation” and “Compensation of Directors” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, is incorporated herein by reference in response to this item.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information contained in the section entitled “Security Ownership” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, is incorporated herein by reference in response to this item.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained in the sections entitled “Proposal 1: Election of Directors,” “Executive Compensation” and “Certain Business Relationships and Transactions” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, is incorporated herein by reference in response to this item.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained in the section entitled “Fees Paid to Auditors” of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission on or about January 27, 2006, is incorporated herein by reference in response to this item.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements and Financial Statement Schedules
     The following financial statements and financial statement schedules are included in this Form 10-K:
     (c) Exhibits
     The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

3.1	(a)	Restated Certificate of Incorporation

3.2	(b)	Amended and Restated By-Laws, as amended

4	(c)	Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent

10.1	(d)	Retirement Agreement and Release dated May 6, 2005, between Bradley B. Buechler and Spartech Corporation

10.2	(e)	Employment Agreement dated December 10, 2003 between George A. Abd and Spartech Corporation

10.3	(f)	Employment Agreement dated July 1, 2004 between William F. Phillips and Spartech Corporation

10.4	(g)	Employment Agreement dated December 1, 2003 between Jeffrey D. Fisher and Spartech Corporation

10.5	(h)	Employment Agreement dated May 1, 2004 between Steven J. Ploeger and Spartech Corporation

10.6	(i)	Form of Indemnification Agreement entered into between Spartech Corporation and each of its officers and directors

10.7	(j)	Spartech Corporation 2004 Equity Compensation Plan dated December 11, 2003

10.8	(k)	Form of Incentive Stock Option

10.9	(l)	Form of Nonqualified Stock Option

10.10	(m)	Form of Restricted Stock Unit Award

10.11	(n)	Spartech Corporation 2006 Executive Bonus Plan

10.12	(o)	Spartech Corporation Deferred Compensation Plan, as amended

21		Subsidiaries of Registrant

23.1		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31		Certifications pursuant to Exchange Act Rule 13a-14(a)

32		Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

Notes to Exhibits

(a)	Filed as Exhibit 3.1 to the Company’s Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.

(b)	Filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

(c)	Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.

(d)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 8, 2005 and incorporated herein by reference.

(e)	Filed as Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

(f)	Filed as Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

(g)	Filed as Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

(h)	Filed as Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

(i)	Filed as Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.

(j)	Filed as Exhibit 4.1 to the Company’s Form S-8 (File No. 333-113752) filed with the Commission on March 19, 2004 and incorporated herein by reference.

(k)	Filed as Exhibit 1.01(2) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(l)	Filed as Exhibit 1.01(3) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(m)	Filed as Exhibit 1.01(4) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(n)	Filed as Exhibit 1.01(a) to the Company’s Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

(o)	Filed as Exhibit 1.01(b) to the Company’s Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION

/s/ George A. Abd
George A. Abd
January 12, 2006	President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

January 12, 2006	/s/ George A. Abd George A. Abd	President and Chief Executive Officer and Director (Principal Executive Officer)

January 12, 2006	/s/ Ralph B. Andy	Director

Ralph B. Andy

January 12, 2006	/s/ Lloyd E. Campbell	Director

Lloyd E. Campbell

January 12, 2006	/s/ Victoria M. Holt	Director

Victoria M. Holt

January 12, 2006	/s/ Walter J. Klein	Director

Walter J. Klein

January 12, 2006	/s/ Pamela F. Lenehan	Director

Pamela F. Lenehan

January 12, 2006	/s/ Randy C. Martin Randy C. Martin	Executive Vice President Corporate Development & Chief Financial Officer and Director (Principal Financial and Accounting Officer)

January 12, 2006	/s/ Jackson W. Robinson	Director

Jackson W. Robinson

January 12, 2006	/s/ Richard B. Scherrer	Director

Richard B. Scherrer

January 12, 2006	/s/ Craig A. Wolfanger	Director

Craig A. Wolfanger

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED 2005, 2004, AND 2003.
(Dollars in thousands)

		ADDITIONS AND
	BALANCE AT	CHARGES TO COSTS
	BEGINNING OF	AND		BALANCE AT
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	END OF PERIOD
October 29, 2005
Allowance for Doubtful Accounts	$2,997	$1,705	$(2,145)	$2,557

October 30, 2004
Allowance for Doubtful Accounts	$3,737	$1,372	$(2,112)	$2,997

November 1, 2003
Allowance for Doubtful Accounts	$4,058	$1,133	$(1,454)	$3,737
Fiscal year 2003 and 2004 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Polymer Extruded Products in April 2003 and the three divisions of VPI in October 2004.
F-1