Form 10-Q
period 2006-01-28
SPARTECH CORP
filed 2006-03-07
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to ___________________
1-5911
(Commission File Number)
SPARTECH CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0761773 (I.R.S. Employer Identification No.)
120 S. Central Avenue, Suite 1700
Clayton, Missouri 63105
(314) 721-4242
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.75 par value Title of Each Class	New York Stock Exchange Name of Exchange of Which Registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Number of shares outstanding as of January 28, 2006:

Common stock, $.75 par value per share	32,054,070

Section 302 Certification of CEO
Section 302 Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JANUARY 28, 2006

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	January 28,
	2006	October 29,
	(unaudited)	2005
Assets
Current assets
Cash and equivalents	$8,351	$4,601
Receivables, net	197,668	213,996
Inventories	127,786	119,401
Prepaids and other	21,874	16,970

Total current assets	355,679	354,968

Property, plant and equipment, net	309,588	307,386
Goodwill	352,405	352,405
Other intangible assets	39,923	40,710
Other assets	11,610	18,926

Total assets	$1,069,205	$1,074,395

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,904	$11,175
Accounts payable	114,195	121,682
Accrued liabilities	58,296	57,226

Total current liabilities	179,395	190,083

Convertible subordinated debentures	154,639	154,639
Other long-term debt, less current maturities	215,082	214,141

Total long-term debt	369,721	368,780

Deferred taxes	92,655	91,605
Other long-term liabilities	9,820	10,881

Total long-term liabilities	472,196	471,266

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2006 and 2005	24,849	24,849
Contributed capital	197,269	196,811
Retained earnings	218,571	216,928
Treasury stock, at cost, 1,077,776 shares in 2006 and 1,143,701 shares in 2005	(24,406)	(26,019)
Accumulated other comprehensive income	1,331	477

Total shareholders’ equity	417,614	413,046

Total liabilities and shareholders’ equity	$1,069,205	$1,074,395

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Quarter Ended
	January 28,	January 29,
	2006	2005
Net sales	$343,591	$304,512
Cost and expenses
Cost of sales	309,353	276,096
Selling, general and administrative	17,731	16,875
Amortization of intangibles	1,170	1,258
Restructuring and exit costs	466	—

	328,720	294,229

Operating earnings	14,871	10,283
Interest, (net of interest income: 2006, $67; 2005, $91)	5,752	6,474

Earnings before income taxes	9,119	3,809
Income taxes	3,463	991

Net earnings	$5,656	$2,818

Net earnings per common share
Basic	$.18	$.09

Diluted	$.18	$.09

Dividends declared per common share	$.125	$.120

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Quarter Ended
	January 28,	January 29,
	2006	2005
Cash flows from operating activities
Net earnings	$5,656	$2,818
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	10,049	10,296
Stock compensation expense	939	210
Change in current assets and liabilities	(2,998)	(22,747)
Other, net	1,170	849

Net cash provided by (used for) operating activities	14,816	(8,574)

Cash flows from investing activities
Capital expenditures	(4,012)	(13,474)

Net cash used for investing activities	(4,012)	(13,474)

Cash flows from financing activities
Net payments on notes and revolving credit facilities	(3,283)	(8,499)
Payments on bonds and leases	(328)	(44)
Cash dividends on common stock	(3,851)	(3,865)
Stock options exercised	1,780	852
Treasury stock acquired	(1,541)	(72)
Excess tax benefits from stock based compensation	172	—

Net cash used for financing activities	(7,051)	(11,628)

Effect of exchange rate changes on cash and equivalents	(3)	165
Increase (decrease) in cash and equivalents	3,750	(33,511)
Cash and equivalents at beginning of year	4,601	41,272

Cash and equivalents at end of quarter	$8,351	$7,761

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s October 29, 2005 Annual Report on Form 10-K.
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
2) Restructuring
     In the second quarter of fiscal 2005, the Company initiated several operational changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involved the consolidation, sale or closing of seven plant facilities and other cost reduction efforts including the termination of the Company’s airplane lease. In addition, during the fourth quarter of fiscal 2005, the Company initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania to realize operating efficiencies. The following table presents the restructuring and exit costs incurred in the fiscal year ended October 29, 2005, the first quarter ended January 28, 2006 and cumulative to date by reporting segment:

	Fiscal Year	First Quarter	Cumulative
	2005	2006	to Date
Custom Sheet and Rollstock	$6	$64	$70
Color and Specialty Compounds	7,388	402	7,790
Engineered Products	1,944	—	1,944
Corporate	750	—	750

Total	$10,088	$466	$10,554

     The $466 of restructuring and exit costs incurred in the first quarter of fiscal 2006 were primarily equipment moving and employee severance costs. The Company will incur an additional estimated $800 of cash restructuring, primarily equipment moving and employee severance costs, related to the activities initiated in fiscal 2005. These restructuring activities are expected to be substantially complete by the end of fiscal 2006.
     As of January 28, 2006 there were two facilities and one calender film line classified as held for sale related to the restructuring activities initiated in the second quarter of fiscal 2005. The carrying values of these assets, by segment, were $296 and $471 for Custom Sheet and Rollstock and Color and Specialty Compounds, respectively. Subsequent to January 28, 2006, the Company closed the sale of one held for sale facility for net proceeds of $361 resulting in a gain of $65.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
3) Inventories
     Inventories are valued at the lower of cost or market. Inventories at January 28, 2006 and October 29, 2005 are comprised of the following components:

	2006	2005
Raw materials	$68,297	$64,262
Production supplies	9,372	9,479
Finished goods	50,117	45,660

	$127,786	$119,401

4) Other Intangible Assets
     At January 28, 2006 and October 29, 2005, other intangible assets, with definite lives, are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2006	2005	2006	2005
Non-compete agreements	$3,680	$3,680	$2,291	$2,122
Customer contracts/relationships	21,580	21,571	6,035	5,321
Product formulations	17,649	17,476	3,560	3,474

Total	$42,909	$42,727	$11,886	$10,917

     The Company has an $8,900 trademark included in other intangible assets which has an indefinite life and, therefore is not subject to amortization. Amortization expense for amortizable intangible assets for the next five fiscal years is estimated to be:

Intangible
Fiscal Year-Ended	Amortization
2006	$4,480
2007	4,086
2008	3,008
2009	2,593
2010	2,345

$16,512

5) Stock-Based Compensation
     On October 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R) the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated condensed financial statements as of and for the three months ended January 28, 2006 reflect the impact of SFAS 123(R), while the consolidated condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Adoption of SFAS 123(R) did not have a material impact on the Consolidated Condensed Statements of Cash Flows.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     The Company’s long-term share-based compensation plans allow for grants of stock options, restricted stock and restricted stock units. Compensation cost of $939 for the three months ended January 28, 2006 was comprised of $663 from stock options and $276 from restricted stock units. The following table details the effect of stock-based compensation from the issuance of stock options and restricted stock units on operating earnings, net income and earnings per share for the three months ended January 28, 2006:

2006
Cost of sales	$57
Selling, general and administrative	882

Total stock based compensation expense included in operating earnings	939
Income taxes	247

Effect on net earnings	$692

Effect on basic and diluted earnings per share	$.02

     For stock options, the minimum exercise price is the fair market value per share at the date of grant. Options are typically granted with lives of 10 years with graded vesting over four years. Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock at the end of the restricted period, and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. The restricted period ends one year after the director leaves the Board of Directors. During the quarters ended January 28, 2006 and January 29, 2005, the Company granted 12,840 and 8,148 restricted stock units to non-employee directors, respectively and recognized $276 and $210 of compensation expense, respectively. The compensation expense of the restricted stock units is based on the fair value of the Company’s stock at the date of grant. As of January 28, 2006 there were 28,856 restricted stock units outstanding.
     The estimated fair value of stock option grants is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the quarters ended January 28, 2006 and January 29, 2005:

	2006	2005
Weighted Average Fair Value	$7.65	$8.13

Assumptions Used:
Expected Dividend Yield.	2%	2%
Expected Volatility	40%	35%
Risk-Free Interest Rates	4.4%	3.6%
Expected Lives	5.5 Years	5.5 Years
     Changes in stock options during the quarter ended January 28, 2006, follow:

		Weighted
		Average	Aggregate	Average
	(in 000’s)	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
Outstanding, beginning of the year	2,177	$21.21
Granted	315	21.19
Exercised	(108)	16.65
Forfeited	(4)	21.19

Outstanding, end of quarter	2,380	$21.42	$4,854	6.5 years

Exercisable, end of quarter	1,499	$21.06	$3,941	5.2 years

     For the quarter ended January 28, 2006, the total intrinsic value, cash received and actual tax benefit realized for stock options exercised during the quarter was $478, $1,780 and $172, respectively.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     Changes in stock options outstanding but not yet vested under the stock option plan during the quarter ended January 28 2006, follow:

		Weighted
		Average
	(in 000’s)	Fair
	Shares	Value
Nonvested stock options, beginning of the year	864	$8.05
Granted	315	7.65
Vested	(294)	6.84
Forfeited	(4)	7.65

Nonvested stock options, end of quarter	881	$7.34

     Compensation cost for the stock option plans was $663 for the quarter ended January 28, 2006. As of January 28, 2006, there was $5,793 of unrecognized compensation cost related to 814 nonvested stock options that we expect to ultimately vest which have a $22.05 weighted average exercise price. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.3 years.
     In accordance with the modified prospective transition method, the Company’s consolidated condensed financial statements for prior periods have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the first quarter of fiscal year 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net earnings and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption for SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model. The following table presents stock-based compensation included in net earnings in the first quarter of fiscal 2005, including expense attributable to restricted stock units granted to independent members of the Board of Directors.

2005
Net earnings as reported	$2,818
Add: Stock-based compensation included in net earnings as reported, net of tax	130
Deduct: Total stock-based compensation, net of tax	(670)

Pro forma net earnings	$2,278

Earnings Per Share
As Reported:
Basic	$.09
Diluted	.09
Pro Forma:
Basic	$.07
Diluted	.07

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
6) Earning Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the quarters ended January 28, 2006 and January 29, 2005 was as follows (shares in thousands):

	Quarter Ended
	January 28, 2006	January 29, 2005
Net earnings:
Basic net earnings	$5,656	$2,818

Diluted net earnings	$5,656	$2,818

Weighted average shares outstanding:
Basic weighted average common shares outstanding	32,017	32,213
Add: Shares issuable from assumed exercise of options	171	484

Diluted weighted average shares outstanding	32,188	32,697

Net earnings per share:
Basic	$.18	$.09

Diluted	$.18	$.09

7) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10,000 of an estimated $20,000 environmental study by the USEPA to determine the extent and source of contamination at this site and as of the end of fiscal 2005, it had paid its total commitment of $250 towards this study. As of the end of the first quarter of fiscal 2006, the Company had $130 accrued related to this issue representing approximately one year of legal fees. In the first quarter of fiscal 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. The Company has not recorded an accrual related to future funding of the environmental study cost over-run or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) management’s belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than the subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties and any resulting remediation costs or assessments for which the subsidiary may be liable. Management believes that it is possible that the ultimate liability resulting from this issue could materially differ from the January 28, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, it is management’s opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
     The Company had guaranteed approximately 5.7 million Euros associated with the local government’s financing of the Company’s Donchery, France facility expansion. Through the end of the first quarter of fiscal 2006, the Company had paid .6 million Euros of the guarantee through a transitory rent agreement. Upon finalization of the local government’s financing amount, the Company may enter into a capital lease to fulfill its remaining 5.1 million Euro commitment or settle the commitment with cash. In the first quarter of fiscal 2006, the long-term asset associated with the commitment was reclassified as property, plant and equipment because the facility expansion is complete. The remaining 5.1 million Euro ($6.4 million) commitment is presented as an other current and long-term liability as of January 28, 2006.
8) Segment Information
     Spartech’s facilities are organized into three reportable segments based on the nature of the products manufactured. Segment information for the quarters ended January 28, 2006 and January 29, 2005 is as follows:

	2006	2005
Net Sales*
Custom Sheet and Rollstock	$218,295	$189,639
Color and Specialty Compounds	106,408	97,103
Engineered Products	18,888	17,770

Total Net Sales	$343,591	$304,512

Operating Earnings
Custom Sheet and Rollstock	$12,701	$7,658
Color and Specialty Compounds	4,472	5,699
Engineered Products	990	617
Corporate / Other	(3,292)	(3,691)

Total Operating Earnings	$14,871	$10,283

* Excludes intersegment sales of $13,435 and $10,685 in the first quarter of fiscal 2006 and 2005, respectively, primarily from the Color and Specialty Compounds segment.
9) Comprehensive Income
     Comprehensive income is an entity’s change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the quarters ended January 28, 2006 and January 29, 2005 is as follows:

	2006	2005
Net earnings	$5,656	$2,818
Foreign currency translation adjustments	854	1,207
Cash flow hedge adjustment	—	81

Total comprehensive income	$6,510	$4,106

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Net sales increased 13% to $343.6 million in the first quarter of fiscal 2006 over the first quarter of fiscal 2005 due to strong volume in the Custom Sheet and Rollstock segment, offset by a decrease in volume in the Color and Specialty Compounds segment, and significant selling price increases across all segments. The selling price increases reflect significantly higher plastic resin costs in the first quarter of fiscal 2006 compared to the first quarter of the prior year that we use to manufacture our products, the cost of which we eventually pass along to our customers as selling price increases. Operating earnings increased $4.6 million in the first quarter of this year compared to the same quarter of the prior year. The fiscal 2006 operating earnings for the quarter includes $.7 million of stock option expense from the adoption of SFAS 123(R) effective for the Company as of the beginning of fiscal 2006 and $.5 million of restructuring and exit costs. Excluding these items, operating earnings increased $5.7 million due to a $6.1 million increase in material margin partially offset by an increase in conversion costs. The increase in material margin reflects our focused efforts to increase selling prices to customers for resin and certain conversion cost increases on a more timely and consistent basis. The increase in conversion costs was due to higher freight and utility costs partially offset by lower labor-related costs which reflect the benefits from our restructuring activities initiated in the second quarter of fiscal 2005. Our net debt balance (total debt less cash) decreased by $7.1 million in the first quarter of this year versus an increase of $24.9 million the first quarter of the prior year. Net debt is a non-GAAP measure; refer to the non-GAAP reconciliation at the end of this item. A large portion of this $32 million quarter-over-quarter change was funded from cash generated by our working capital management. In addition, we made additional progress on our restructuring activities, the purpose of which is to reduce our manufacturing footprint to a more cost-effective size by reducing the number of facilities. We expect these efforts to help mitigate increases in conversion costs in the future.
Consolidated Results
     Net sales were $343.6 million and $304.5 million for the quarters ended January 28, 2006 and January 29, 2005, respectively, representing a 13% sales increase. This percentage increase was caused by the following factors:

Underlying volume	(1)%
Disposition of business	(1)
Price/Mix	15

13%

     The 1% decrease in underlying volume includes the loss of toll-compounding business with a Color and Specialty Compounds segment customer which lost a certain portion of its business sold to the electronics market. Excluding the negative volume impact of the decreased business with this customer, underlying volume increased approximately 1.5% in the first quarter of fiscal 2006 compared to the same quarter of the prior year. The 1.5% increase was mostly driven by sales to the building and construction market. The disposition of business impact reflects lost pounds from the sale of our corrugated sheet operation in the Custom Sheet and Rollstock segment in the fourth quarter of fiscal 2005. Most of the price/mix impact reflects higher selling prices to customers from the pass-through of raw material price increases.
     The following table presents our sales, cost of sales, and resulting gross margin in dollars and on a per pound sold basis for the first quarters of fiscal 2006 and 2005. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs which are presented in the following table. We believe that cost of sales components as a percentage of net sales are not accurate measures of performance because the ratios are distorted by significant changes in resin costs that are passed through to customers as higher selling prices. These significant changes to sales and cost of sales dollars materially affect the percentages but do not impact gross margin dollars.

	First Quarter
	2006	2005
Dollars and Pounds (in millions)
Net sales	$343.6	$304.5
Material costs	225.4	192.3

Material margin	118.2	112.2
Conversion costs	84.0	83.8

Gross margin	$34.2	$28.4

Pounds Sold	335.4	339.8

Dollars per Pound Sold
Net sales	$1.024	$.896
Material costs	.672	.566

Material margin	.352	.330
Conversion costs	.250	.246

Gross margin	$.102	$.084

     The significant increases in net sales and material costs per pound in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 were mostly driven by increases in raw material costs during the timeframe between each quarter and the impact of passing on these increases to customers as higher selling prices. Raw material prices for our major resins were higher by up to 25%, depending upon the type of resin, in the first quarter of fiscal 2006 compared to the same quarter of the prior year. Material margin per pound sold increased 2.2 cents in the first quarter of the current year compared to the same quarter of the prior year. This increase reflects an overall shift in mix towards sales of plastic sheet products which have a higher material margin per pound compared to compounded resin sales, as well as the impact of other mix changes in the quarter-to-quarter comparison. In addition, the increase in material margin per pound sold reflects our focused efforts to increase selling prices to customers for resin and certain conversion cost increases on a more timely and consistent basis.
     Conversion costs per pound sold increased .4 cent in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase was due to higher utilities and freight costs which added 1.0 cent per pound on a combined basis partially offset by .6 cent of lower labor-related costs. The increases in utilities and freight per pound sold resulted from higher energy costs. The improvement in labor-related per pound costs reflects the impact our fiscal 2005 restructuring efforts and our increased focus on managing labor costs during the December holiday period by implementing temporary plant shut-downs. We expect the restructuring efforts announced in the second quarter of fiscal 2005 to reduce mostly labor-related conversion costs by approximately $8 million annually which should help mitigate the impact of increases in other conversion costs in fiscal 2006. Conversion costs in the first quarter of fiscal 2006 include $.2 million of expenses related to the facilities sold as part of the restructuring activities announced in the second quarter of fiscal 2005. In addition, we initiated the consolidation of three Color and Specialty Compounds production facilities into one plant in the fourth quarter of fiscal 2005 which we project will generate approximately $3 million of reduction to annual conversion costs upon completion in the second half of fiscal 2006. Refer to Note 2 to our Consolidated Condensed Financial Statements for additional detail regarding these restructuring efforts.
     Selling and administrative expenses of $17.7 million in the first quarter of fiscal 2006 increased $.9 million from the $16.9 million incurred during the first quarter of fiscal 2005. The impact of expensing stock options due to adoption of SFAS 123(R) beginning in the first quarter of fiscal 2006 resulted in $.6 million of the increase (see subsequent discussion). The remaining $.3 million increase reflects a $.6 million increase in bad debts expense and a $.4 million decrease in foreign currency gain, partially offset by savings from the termination of the Company’s airplane lease in the third quarter of fiscal 2005.
     Amortization of intangibles was $1.2 million in first quarter of fiscal 2006 compared to $1.3 million in first quarter of fiscal 2005. The slight decrease reflects the final amortization of shorter-term intangibles acquired in fiscal 2002.

Adoption of SFAS 123(R)
     In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment”. Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123 and no expense related to stock options was recognized in our results of operations. We have implemented SFAS 123(R) using the modified prospective transition method, which requires the expensing of stock options upon adoption without restating prior periods. Total compensation expense related to stock-based compensation was $.9 million in the first quarter of fiscal 2006, of which $.7 million related to the issuance of stock options and $.3 million related to the issuance of restricted stock units. The adoption of SFAS 123(R) reduced diluted earnings per share by 1.6 cents in the first quarter of fiscal 2006 and we expect the impact to range from 5 to 6 cents per diluted share for fiscal 2006.
Restructuring and Exit Costs
     In the fourth quarter of fiscal 2005, we initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania. This restructuring activity resulted in $.4 million of cash restructuring in the first quarter of this year which primarily related to equipment moving and employee severance costs. We expect to incur an additional $.7 million of cash restructuring expenses related to this restructuring activity in the remainder of fiscal 2006. In addition, we incurred $64 thousand of cash restructuring expenses in the first quarter of fiscal 2006 related to the restructuring activities announced in February 2005. We expect to incur an additional $.8 million of cash restructuring costs for activity initiated in fiscal 2005, including the Donora consolidation, which will be partially offset by an expected $.1 million gain on sale of a facility for $.4 million of proceeds. We will continue to identify other restructuring opportunities to assist in managing our cost structure.
     Interest expense, net was $5.8 million in the first quarter of fiscal 2006 compared to $6.5 million in the first quarter of the prior year. This decrease was due to the benefit realized from our significant debt pay-down in the second half of fiscal 2005, partially offset by a higher average interest rate.
     Our effective tax rate was 38.0% and 26.0% for first quarters of fiscal 2006 and 2005, respectively. The lower tax rate in the prior year quarter reflects a reduction in deferred tax liabilities associated with implementation of state tax planning strategies, relative to low earnings before income taxes. The effective tax rate in the first quarter of this year was impacted by the expensing of stock options due to the adoption of SFAS 123(R) which increased the effective tax rate by 1.1%. We expect our effective tax rate to range from 37% to 38% for fiscal 2006.
     We reported net earnings of $5.7 million and $2.8 million for the first quarters of fiscal year 2006 and 2005, respectively. These amounts reflect the impact of the items discussed above.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $218.3 million and $189.6 million for the first quarter of fiscal 2006 and 2005, respectively, representing a 15% sales increase. This percentage increase was caused by the following factors:

Underlying volume	8%
Disposition of business	(1)
Price/Mix	8

15%

     The 8% increase in underlying sales volume in the first quarter of fiscal 2006 was primarily driven by increases in sales to the building and construction and appliance markets. The increase in sales volume to the building and construction market reflects higher sales of residential home products and the increase in sales volume to the appliance market reflects higher sales of home appliance components from our Ramos Arizpe, Mexico plant. The disposition of business impact reflects pounds lost from the sale of our Canadian corrugated sheet business in the fourth quarter of fiscal 2005. The majority of the price/mix impact reflects higher selling prices to customers from the pass-through of raw material price increases.

     This segment’s operating earnings for the first quarter of fiscal 2006 were $12.7 million, representing a $5.0 million increase from the $7.7 million earned in the same quarter of the prior year. The expensing of stock options resulted in a $.2 million decrease to operating earnings in the first quarter of fiscal 2006. The $5.2 million increase in operating earnings, excluding the impact of stock option expense, was driven in part by an increase in material margin dollars due to the increase in sales volume and our focused efforts to increase selling prices to customers for resin and certain conversion cost increases on a more timely and consistent basis. The improvement also reflects lower labor and other conversion costs resulting from our restructuring activities; however, these savings were offset by higher freight and utilities costs. Our Ramos Arizpe, Mexico and Donchery, France sheet operations contributed $1.7 million of the $5.0 million quarter-over-quarter improvement as these operations continue to benefit from increased sales volume and improved operational efficiencies.
Color and Specialty Compounds Segment
     Net sales were $106.4 million and $97.1 million for the first quarter of fiscal 2006 and 2005, respectively, representing a 10% sales increase. This percentage increase was caused by the following factors:

Underlying volume	(9)%
Price/Mix	19

10%

     The underlying volume comparison for this segment’s two major product categories, proprietary products (engineered compounds and color concentrates) and tolling and resale products are presented below:

	First Quarter
			%
	2006	2005	Change
Pounds Sold (in millions)
Proprietary products	115.5	120.3	(4)%
Tolling and resale products	38.4	48.9	(21)

Total pounds sold	153.9	169.2	(9)%

     Proprietary products include engineered compounds and color concentrates and are made using proprietary formulas and manufacturing processes. The major reason for the 4% decrease in pounds sold of proprietary products was disruptions associated with our Donora consolidation efforts which required us to temporarily decrease our capacity while we physically moved production lines. We expect the level of disruption to decrease in the second quarter while we continue our consolidation efforts and for the capacity of this group to return to normal upon completion of such efforts by the end of the second quarter. Tolling products represent customer-provided material that we compound and for which we charge a conversion fee to the customer. The 21% decrease in pounds sold of tolling and resale products was due in part to the decrease in sales to a single customer because of its loss of business sold to the electronics market. Excluding this loss of pounds sold, the remaining tolling and resale pounds sold decreased 7% which was mostly due to this same customer losing a portion of its share of sales to the automotive market. The majority of the price/mix impact reflects higher selling prices to customers from the pass-through of raw material price increases.
     This segment’s operating earnings in the first quarter of fiscal 2006 were $4.5 million compared to $5.7 million in the first quarter of fiscal 2005 representing a $1.2 million decrease. Of this decrease, $.4 million was caused by restructuring expenses and $.2 million due to stock option expensing. The remaining $.6 million decrease was due to a $.3 million decrease in foreign currency gain with the remaining decrease due to increases in conversion costs, primarily freight and utility costs. The operating earnings comparison was favorably impacted by $.6 million due to improvement from our Donchery, France operation.
Engineered Products Segment
     Net sales were $18.9 million and $17.8 million for the first quarter of fiscal 2006 and 2005, respectively, representing a 6% sales increase. This increase was caused by the following factors:

Underlying volume	(4)%
Price/Mix	10

6%

     The underlying volume decrease reflects the sale of assets which was part of our fiscal 2005 restructuring activities. Excluding the impact of this operation, underlying volume increased 1.4% reflecting higher sales volumes of wheels to the lawn and garden market partially offset by lower sales volume of profile products to the building and construction market. The positive impact of price/mix is primarily due to higher selling prices to customers from the pass-through of raw material price increases.
     This segment’s operating earnings for the first quarter of fiscal 2006 was $1.0 million compared to operating earnings of $.6 million in the first quarter of fiscal 2005. This $.4 million increase was primarily due to increases from our marine and acrylic rods and tubes businesses.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, finance strategic business and outsourcing acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the first quarter of fiscal 2006 and 2005:

	First Quarter
	2006	2005
Cash Flows (in millions)
Net cash provided / (used) by operating activities	$14.8	$(8.6)
Net cash used for investing activities	(4.0)	(13.5)
Net cash used for financing activities	(7.0)	(11.6)
Effect of exchange rate changes	—	0.2

Increase / (decrease) in cash and equivalents	$3.8	$(33.5)

     Net cash provided by operating activities was $14.8 million in the first quarter of fiscal 2006 compared to a use of $8.6 million in the first quarter of the prior year. Cash generated from net earnings after adding back depreciation and amortization and stock compensation expense was $16.6 million in the first quarter of fiscal 2006 and $13.3 million in the first quarter of fiscal 2005 representing a $3.3 million increase. Current assets and liabilities increased by $3.0 million in the first quarter of this year compared to a $22.7 million increase in the same quarter of the prior year. As a result of our focused effort to reduce net working capital to improve cash flow, we had an improvement in days sales outstanding of our quarter-end accounts receivable balance from 54 days at the end of January 2005 to 53 days at the end of January 2006. In addition, our quarter-end inventory turns improved from 7.0 times at the end of January 2005 to 9.4 times at the end of January 2006.
     The Company’s primary investing activities are capital expenditures in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first quarter of fiscal 2006 were $4.0 million compared to $13.5 million for the first quarter of fiscal 2005. The $9.5 million decrease in capital expenditures was due to capacity expansions made in the prior period for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products segment, and the addition of certain lines in our U.S. sheet business. We expect capital expenditures to approximate $28 million in fiscal 2006.
     Net cash used for financing activities totaled $7.1 million for the first quarter of fiscal 2006 and $11.6 million in the first quarter of fiscal 2005. The use in the current year reflects the pay-down of $3.6 million of debt using cash flow provided by operations which compares to an $8.5 million pay-down in the prior period. However, on a net debt basis, we decreased our net debt position by $7.1 million in the first quarter of fiscal 2006 compared to an increase in net debt of $24.9 million in the first quarter of fiscal 2005. Net debt is a non-GAAP measure; refer to the non-GAAP reconciliation at the end of this item. The $32 million net debt quarter-over-quarter improvement reflects the positive improvement in cash flow provided by operating activities as well as lower capital expenditures.
     Overall, cash increased $3.8 million in the first quarter of fiscal 2006 due to the factors noted above. This increase compares to a $33.5 million decrease in cash in the first quarter of fiscal 2005 which reflects the use of cash to pay down debt subsequent to the expiration of an interest rate swap agreement.

Financing Arrangements
     At January 28, 2006, our total borrowings under our bank credit facilities were $25.2 million at a weighted average interest rate of 7.3% and we had $168.0 million of total availability under our credit facilities. Our current credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with such covenants through the first quarter of fiscal 2006 and currently expect to be in compliance in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Outlook
     As we move to the second quarter, we expect demand to remain steady and to continue to see the benefits of our restructuring efforts. Despite this, high energy prices continue to put pressure on our resin, freight and utility costs. We will continue to manage these costs by passing through price increases to customers as timely as possible, negotiating prices with vendors and focusing on cost reduction efforts. Refer to the Cautionary Statements Concerning Forward-Looking Statements located subsequently in Item 2.
Other Matters
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of fiscal 2005, it had paid its total commitment of $0.3 million towards this study. As of the end of January 2006, we had $0.1 million accrued related to this issue representing approximately one year of legal fees. In the first quarter of fiscal 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. We have not recorded an accrual related to future funding of the environmental study cost overrun or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) our belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than our subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties and any resulting remediation costs or assessments for which the subsidiary may be liable. We believe that it is possible that our ultimate liability resulting from this issue could materially differ from our January 28, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
     The plastic resins we use in our production processes are derived from crude oil or natural gas, which are available from a number of domestic and foreign suppliers. Historically, our raw materials have been only somewhat affected by supply, demand and price trends of the petroleum industry; however, more recently the unusually high price of crude oil and natural gas has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil-producing countries have resulted in unusually high pricing pressures in the most recent three years which resulted in dramatic increases in the prices of our raw materials. In prior years, we were able to minimize the impact of such price increases in raw material costs by controlling our inventory levels, increasing production efficiencies, passing through price changes to customers and negotiating competitive prices with our suppliers. These pricing changes were more difficult for us to manage and we increased selling prices to customers significantly in the most recent three years to help maintain our material margin per pound sold. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility and our ability to manage future pricing changes is uncertain.
Cautionary Statements Concerning Forward-Looking Statements
     Statements in this Form 10-Q that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2. These sections include statements about new products and market benefits, expected operating trends, future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.
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

Non-GAAP Reconciliation
     Net debt is defined as total long-term debt including current maturities less cash and equivalents. We believe that because cash can be used to repay debt, netting cash against debt provides a meaningful measurement of our leverage and changes to our borrowing position. Net debt should not be considered as an alternative to total debt determined in accordance with GAAP. The following presents the Company’s net debt balances as of the end of the last two fiscal years and first fiscal quarters, and changes between each period:

	January 28,	October 29,	January 29,	October 30,
	2006	2005	2005	2004
Current maturities of long-term debt	$6.9	$11.2	$18.0	$18.0
Long-term debt	369.7	368.8	447.5	456.1

Total debt	376.6	380.0	465.5	474.1
Less: Cash and equivalents	(8.3)	(4.6)	(7.8)	(41.3)

Net debt	$368.3	$375.4	$457.7	$432.8

First quarter change	$(7.1)		$24.9

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of January 28, 2006, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
     There was no change in the Company’s internal control over financial reporting during the quarter ended January 28, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     Repurchases of equity securities during the first quarter of fiscal 2006 are listed in the following table:

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares That May
	Total Number		Publicly	Yet Be Purchased
	Of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
November 2005	41,600	$19.71	41,600	512,800
December 2005	—	—	—	512,800
January 2006	—	—	—	512,800

Total	41,600	$19.71	41,600	512,800

     In October 2004, the Company’s Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 512,800.
Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION
(Registrant)

Date: March 7, 2006	/s/ George A. Abd
George A. Abd President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)