Form 10-Q
period 2006-04-29
SPARTECH CORP
filed 2006-06-08
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Large Accelerated Filer ☐                      Accelerated Filer ☑                      Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares outstanding as of April 29, 2006:

Common stock, $.75 par value per share	32,076,293

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED APRIL 29, 2006

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	April 29,
	2006	October 29,
	(unaudited)	2005
Assets
Current assets
Cash and equivalents	$2,613	$4,601
Receivables, net	213,572	213,996
Inventories	127,770	119,401
Prepaids and other	19,760	16,970

Total current assets	363,715	354,968

Property, plant and equipment, net	306,597	307,386
Goodwill	352,405	352,405
Other intangible assets	38,865	40,710
Other assets	11,886	18,926

Total assets	$1,073,468	$1,074,395

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,893	$11,175
Accounts payable	130,607	121,682
Accrued liabilities	57,313	57,226

Total current liabilities	194,813	190,083

Convertible subordinated debentures	154,639	154,639
Other long-term debt, less current maturities	190,554	214,141

Total long-term debt	345,193	368,780

Deferred taxes	94,289	91,605
Other long-term liabilities	10,368	10,881

Total long-term liabilities	449,850	471,266

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2006 and 2005	24,849	24,849
Contributed capital	197,774	196,811
Retained earnings	228,478	216,928
Treasury stock, at cost, 1,055,553 shares in 2006 and 1,143,701 shares in 2005	(23,889)	(26,019)
Accumulated other comprehensive income	1,593	477

Total shareholders’ equity	428,805	413,046

Total liabilities and shareholders’ equity	$1,073,468	$1,074,395

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended			Six Months Ended
	April 29,	April 30,		April 29,	April 30,
	2006	2005		2006	2005
Net sales	$389,278		$377,658	$732,869	$682,170

Cost and expenses
Cost of sales	341,127		333,046	650,480	609,142
Selling, general and administrative	18,403		18,941	36,134	35,816
Amortization of intangibles	1,205		1,414	2,375	2,672
Fixed asset charge	—		10,386	—	10,386
Restructuring and exit costs	496		7,619	962	7,619

	361,231		371,406	689,951	665,635

Operating earnings	28,047		6,252	42,918	16,535

Interest (net of interest income of $214, $359, $281 and $450, respectively)	5,591		6,378	11,343	12,852

Earnings (loss) before income taxes	22,456		(126)	31,575	3,683

Income taxes	8,547		(46)	12,010	945

Net earnings (loss)	$13,909		$(80)	$19,565	$2,738

Net earnings (loss) per common share
Basic	$.43	$	(—)	$.61	$.09

Diluted	$.42	$	(—)	$.61	$.08

Dividends declared per common share	$.125		$.120	$.250	$.240

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Six Months Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities
Net earnings	$19,565	$2,738
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Fixed asset charge	—	10,386
Restructuring and exit costs	—	7,163
Depreciation and amortization	20,168	20,739
Stock compensation expense	1,555	210
Change in current assets and liabilities	(3,208)	(24,118)
Other, net	2,846	(3,713)

Net cash provided by operating activities	40,926	13,405

Cash flows from investing activities
Capital expenditures	(9,388)	(23,233)
Business acquisitions	—	(1,224)
Sale of assets	2,371	—

Net cash used for investing activities	(7,017)	(24,457)

Cash flows from financing activities
Net payments on notes and revolving credit facilities	(28,480)	(9,830)
Payments on bonds and leases	(373)	(579)
Cash dividends on common stock	(7,863)	(7,713)
Stock options exercised	2,134	970
Treasury stock acquired	(1,541)	(6,846)
Excess tax benefits from stock based compensation	224	—

Net cash used for financing activities	(35,899)	(23,998)

Effect of exchange rate changes on cash and equivalents	2	69

Decrease in cash and equivalents	(1,988)	(34,981)
Cash and equivalents at beginning of year	4,601	41,272

Cash and equivalents at end of quarter	$2,613	$6,291

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
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the completion of an impairment test for goodwill as of an annual date and whenever events or circumstances occur that indicate goodwill may be impaired. The Company’s accounting policy was to complete the annual impairment test on the last day of the Company’s fiscal year, and the most recent annual impairment test was completed on the last day of fiscal 2005. Effective in the second quarter of fiscal 2006, the Company has changed its accounting policy to complete the annual impairment test for goodwill to the first day of the Company’s fourth quarter. This change provides additional time to complete the impairment testing and evaluate the results. This change in accounting policy has no impact on the Company’s financial results or financial position.
2) Restructuring
     In the second quarter of fiscal 2005, the Company initiated several operational changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involved the consolidation, sale or closing of seven plant facilities. In the third quarter of fiscal 2005, the Company initiated the shut-down of a calender film line and other cost reduction efforts including the termination of the Company’s airplane lease. In addition, during the fourth quarter of fiscal 2005, the Company initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania to realize operating efficiencies. The following table presents the restructuring and exit costs incurred to date for these restructuring activities initiated in fiscal 2005:

		Six Months
		Ended
	Fiscal Year	April 29,	Cumulative
	2005	2006	to Date
Custom Sheet and Rollstock	$6	$(7)	$(1)
Color and Specialty Compounds	7,388	969	8,357
Engineered Products	1,944	—	1,944
Corporate	750	—	750

Total	$10,088	$962	$11,050

     The $962 of restructuring and exit costs incurred in the six months ended April 29, 2006 were primarily equipment moving and employee severance costs. The Company will incur an additional estimated $400 of cash restructuring, primarily equipment moving and employee severance costs, related to the activities initiated in fiscal 2005. These restructuring activities are expected to be substantially complete by the end of fiscal 2006.
     During the quarter ended April 29, 2006, the Company finalized the sale of a Custom Sheet and Rollstock facility that had been classified as held for sale. The sale resulted in $361 of cash proceeds and a $71 gain in the second quarter. In addition, the Company collected $2,010 in the second quarter of fiscal 2006 from the sale of another Custom Sheet and Rollstock facility that occurred in the fourth quarter of fiscal 2005. As of April 29, 2006, there was one facility and one calender film line classified as held for sale related to the restructuring activities initiated in fiscal 2005. The carrying value of these assets was $471 and they are recorded in the Color and Specialty Compounds segment.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     During the second quarter of fiscal 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one facility in Greenville, Ohio to realize operating efficiencies. The Company expects to incur approximately $500 of cash restructuring costs, primarily employee severance and equipment moving, related to this project. No material expenses were incurred for the quarter or six months ended April 29, 2006 related to this project.
3) Inventories
     Inventories are valued at the lower of cost or market. Inventories at April 29, 2006 and October 29, 2005 are comprised of the following components:

	2006	2005
Raw materials	$70,396	$64,262
Production supplies	9,460	9,479
Finished goods	47,914	45,660

	$127,770	$119,401

4) Other Intangible Assets
     At April 29, 2006 and October 29, 2005, other intangible assets, with definite lives, are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2006	2005	2006	2005
Non-compete agreements	$3,691	$3,680	$2,378	$2,122
Customer contracts/relationships	21,603	21,571	6,847	5,321
Product formulations	17,955	17,476	4,059	3,474

Total	$43,249	$42,727	$13,284	$10,917

     The Company has an $8,900 trademark included in other intangible assets which has an indefinite life and, therefore is not subject to amortization. Amortization expense for amortizable intangible assets for the next five fiscal years is estimated to be:

Intangible
Fiscal Year-Ended	Amortization
Remaining in 2006	$2,329
2007	4,199
2008	3,172
2009	2,728
2010	2,155

$14,583

5) Stock-Based Compensation
     On October 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R) the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated condensed financial statements as of and for the six months ended April 29, 2006 reflect the impact of SFAS 123(R), while the consolidated condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Adoption of SFAS 123(R) did not have a material impact on the Consolidated Condensed Statements of Cash Flows.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     The Company’s long-term share-based compensation plans allow for grants of stock options, restricted stock and restricted stock units. Stock option expense was $616 and $1,279 for the three months and six months ended April 29, 2006, and there was $276 of expense associated with restricted stock unit issuances in the three months ended January 28, 2006 and the six months ended April 29, 2006. The following table details the effect of stock-based compensation from the issuance of stock options and restricted stock units on operating earnings, net income and earnings per share:

	Three Months	Six Months
	Ended	Ended
	April 29,	April 29,
	2006	2006
Cost of sales	$72	$129
Selling, general and administrative	544	1,426

Total stock based compensation expense included in operating earnings	616	1,555

Income taxes	136	383

Effect on net earnings	$480	$1,172

Effect on basic and diluted earnings per share	$.01	$.03

     For stock options, the minimum exercise price is the fair market value per share at the date of grant. Options are typically granted with lives of 10 years with graded vesting over four years. Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock at the end of the restricted period, and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. The restricted period ends one year after the director leaves the Board of Directors. During the six months ended April 29, 2006 and April 30, 2005, the Company granted 12,988 and 8,252 restricted stock units to non-employee directors, respectively and recognized $276 and $210 of compensation expense, respectively. The compensation expense of the restricted stock units is based on the fair value of the Company’s stock at the date of grant. As of April 29, 2006, there were 29,003 restricted stock units outstanding.
     The estimated fair value of stock option grants is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the six month periods ended April 29, 2006 and April 30, 2005:

	2006	2005
Weighted Average Fair Value	$7.78	$8.13

Assumptions Used:
Expected Dividend Yield	2%	2%
Expected Volatility	40%	35%
Risk-Free Interest Rates	4.5%	3.6%
Expected Lives	5.5 Years	5.5 Years
     Changes in stock options during the six months ended April 29, 2006 are as follows:

		Weighted
		Average	Aggregate	Average
	(in 000’s)	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
Outstanding, beginning of the year	2,177	$21.21
Granted	367	21.51
Exercised	(130)	16.47
Forfeited	(8)	21.96

Outstanding, end of quarter	2,406	$21.42	$5,318	6.6 years

Exercisable, end of quarter	1,475	$21.00	$3,877	5.2 years

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     For the six months ended April 29, 2006, the total intrinsic value, cash received and actual tax benefit realized for stock options exercised was $673, $2,134 and $224, respectively.
     Changes in stock options outstanding but not yet vested under the stock option plan during the quarter ended April 29, 2006 are as follows:

		Weighted
		Average
	(in 000’s)	Fair
	Shares	Value
Nonvested stock options, beginning of the year	864	$8.05
Granted	367	7.78
Vested	(294)	6.84
Forfeited	(6)	7.30

Nonvested stock options, end of quarter	931	$6.48

     As of April 29, 2006, there was $5,582 of unrecognized compensation cost related to approximately 862 thousand nonvested stock options that we expect to ultimately vest which have a $22.13 weighted average exercise price. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.2 years.
     In accordance with the modified prospective transition method, the Company’s consolidated condensed financial statements for prior periods have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to stock option awards was recognized in fiscal year 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net earnings and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption for SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model. The following table presents stock-based compensation expense that would have been included in net earnings in the three and six months ended April 30, 2005 including expense attributable to restricted stock units granted to non-employee directors of the Company.

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
Net earnings (loss) as reported	$(80)	$2,738
Add: Stock-based compensation included in net earnings as reported, net of tax	—	130
Deduct: Total stock-based compensation, net of tax	(540)	(1,211)

Pro forma net earnings (loss)	$(620)	$1,657

Earnings (Loss) Per Share
As Reported:
Basic	$ (—)	$.09
Diluted	$ (—)	$.08
Pro Forma:
Basic	$(.02)	$.05
Diluted	$(.02)	$.05

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
6) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three months and six months ended April 29, 2006 and April 30, 2005 is as follows (shares in thousands):

	Three Months Ended			Six Months Ended
	April 29,	April 30,		April 29,	April 30,
	2006	2005		2006	2005
Net earnings (loss):
Basic net earnings (loss)	$13,909		$(80)	$19,565	$2,738
Add: Interest on convertible securities, net of tax	1,588		—	—	—

Diluted net earnings (loss)	$15,497		$(80)	$19,565	$2,738

Weighted average shares outstanding:
Basic weighted average common shares outstanding	32,095		32,085	32,067	32,143
Add: Shares issuable from assumed exercise of options	204		212	175	354
Add: Shares issuable from assumed conversion of convertible securities	4,578		—	—	—

Diluted weighted average shares outstanding	36,877		32,297	32,242	32,497

Net earnings (loss) per share:
Basic	$.43	$	(—)	$.61	$.09

Diluted	$.42	$	(—)	$.61	$.08

7) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10,000 of an estimated $20,000 environmental study by the USEPA to determine the extent and source of contamination at this site and as of the end of fiscal 2005, it had paid its total commitment of $250 towards this study. As of the end of the second quarter of fiscal 2006, the Company had $118 accrued related to this issue representing approximately one year of legal fees. In the first quarter of fiscal 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. The Company has not recorded an accrual related to future funding of the environmental study cost over-run or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) management’s belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than the subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties and any resulting remediation costs or assessments for which the subsidiary may be liable. Management believes that it is possible that the ultimate liability resulting from this issue could materially differ from the $118 April 29, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, it is management’s opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.

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
     The Company had guaranteed approximately 5,660 Euros associated with the local government’s financing of the Company’s Donchery, France facility expansion. Through the end of the second quarter of fiscal 2006, the Company had paid 665 Euros of the guarantee through a transitory rent agreement. Upon finalization of the local government’s financing amount, the Company may enter into a capital lease to fulfill its remaining 4,995 Euro commitment or settle the commitment with cash. In the first quarter of fiscal 2006, the long-term asset associated with the commitment was reclassified as property, plant and equipment because the facility expansion was complete. The remaining 4,995 Euros ($6,272) commitment is presented as an other current and long-term liability as of April 29, 2006.
8) Segment Information
     Spartech’s facilities are organized into three reportable segments based on the nature of the products manufactured. The following presents the Company’s net sales and operating earnings by segment:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Net Sales
Custom Sheet and Rollstock	$240,891	$238,144	$459,186	$427,783
Color and Specialty Compounds	122,288	113,429	228,696	210,532
Engineered Products	26,099	26,085	44,987	43,855

Total Net Sales*	$389,278	$377,658	$732,869	$682,170

Operating Earnings (Loss)
Custom Sheet and Rollstock	$20,502	$9,810	$33,203	$17,468
Color and Specialty Compounds	8,051	2,785	12,523	8,484
Engineered Products	3,380	(1,712)	4,370	(1,095)
Corporate / Other	(3,886)	(4,631)	(7,178)	(8,322)

Total Operating Earnings	$28,047	$6,252	$42,918	$16,535

*	Excludes inter-segment sales of $16,623, $17,030, $30,058 and $27,715, respectively, primarily from the Color and Specialty Compounds segment.
9) Comprehensive Income
     Comprehensive income is an entity’s change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the quarters and six months ended April 29, 2006 and April 30, 2005 is as follows:

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Net earnings (loss)	$13,909	$(80)	$19,565	$2,738
Foreign currency translation adjustments	262	(1,364)	1,116	(157)
Cash flow hedge adjustment	—	—	—	81

Total comprehensive income (loss)	$14,171	$(1,444)	$20,681	$2,662

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
10) Subsequent Events
     On June 2, 2006 the Company amended its existing U.S. unsecured bank credit facility agreement which increased the total availability from $200,000 to $300,000 and extended the term to June 2, 2011. Interest on the amended bank credit facility is payable at a rate chosen by the Company of Prime or the Eurodollar rate plus a 0.625% to 1.0% borrowing margin and requires a fee of 0.125% to 0.2% on the unused portion of the facility. Borrowing under the amended bank credit facility will be classified as long-term because no paydowns are required over the next 12 months and we have the ability to keep the balances outstanding over the next 12 months. The amended bank credit facility requires the Company to maintain certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements.
     On June 5, 2006, the Company completed a $50,000 private placement of 5.78% Senior Notes which are payable on June 5, 2011. The notes do not require annual principal payments, but are pre-payable at the Company’s option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year. On June 7, 2006, the Company used the proceeds from these notes to redeem the $50,000, 6.5% convertible subordinated debentures. In addition, on June 7, 2006, the Company notified the holders of the $100,000, 7.0% convertible subordinated debentures of its intent to redeem the debentures. The Company intends to use funds from its bank credit facility to pay off the debentures. The Company expects to record an estimated $3,780 of early-payment premium and $1,750 of non-cash write-offs of unamortized debt issuance costs from the extinguishment of both debentures as early extinguishment of debt loss in the third quarter of fiscal 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Net sales for the second quarter and first six months of fiscal 2006 increased 3% and 7%, respectively, over the same periods of the prior year due primarily to selling price increases across all segments. The selling price increases reflect higher plastic resin costs compared to the same periods in the prior year that we use to manufacture our products, the cost of which we eventually pass along to our customers as selling price increases.
     Operating earnings increased $21.8 million and $26.4 million in the second quarter and first half of this year compared to the same periods of the prior year. The fiscal 2006 operating earnings for the second quarter and first half includes $0.6 million and $1.3 million of stock option expense from the adoption of SFAS 123(R), effective for the Company as of the beginning of fiscal 2006. In addition, the quarter and first half operating earnings increases reflect the impact of special items (consisting of fixed asset charge and restructuring and exit costs). Special items were $0.5 million and $1.0 million in the second quarter and first half of fiscal 2006, and $18.0 million in the second quarter and first half of fiscal 2005. Excluding the impacts of stock option expense and special items, operating earnings increased $4.9 million and $10.6 million in the second quarter and first half comparison, respectively. The increases for both periods are mostly due to increases in material margin which were partially offset by higher conversion costs. The increase in material margin reflects our focused efforts on management of changes in resin and certain conversion costs as well as the impact of sales mix changes. The increase in conversion costs was due to higher freight and utility costs partially offset by lower labor-related costs realized from our restructuring activities initiated in the second quarter of fiscal 2005. Our net debt balance (total debt less cash) decreased by $25.9 million in the first half of this year versus an increase of $25.1 million for the first half of the prior year. Net debt is a non-GAAP measure; refer to the non-GAAP reconciliation at the end of this item. A large portion of this $51.0 million period-over-period change was funded from cash generated by our working capital management. In addition, we made additional progress on our restructuring activities, the purpose of which is to reduce our manufacturing footprint to a more cost-effective size by reducing the number of facilities. We expect these efforts to help mitigate increases in conversion costs in the future.
Consolidated Results
     Net sales were $389.3 million and $732.9 million for the quarter and six months ended April 29, 2006, representing a 3% and 7% increase, respectively over the same periods of the prior year. The following table presents components of the sales percentage changes for both periods:

	Three Months	Six Months
Underlying volume	(1)%	(1)%
Disposition of business	—	(1)
Price/Mix	4	9

	3%	7%

     The 1% decrease in underlying volume for both periods includes the loss of toll-compounding business with a Color and Specialty Compounds segment customer which lost a certain portion of its business sold to the electronics market and the loss of volume from the sale of assets of an operation in the Engineered Products segment. Excluding the negative volume impact of these two losses, underlying volume was flat and up 1%, respectively for the quarter and six months of the current year compared to the same periods of the prior year. These volume changes primarily reflect an increase in volume sold to the building and construction market and the transportation market, partially offset by a decrease in volume sold to the packaging market. The disposition of business impact reflects lost pounds from the sale of our corrugated sheet operation in the Custom Sheet and Rollstock segment in the fourth quarter of fiscal 2005. The price/mix impact for both period comparisons reflects the management of selling prices for changes in raw material and conversion cost fluctuations, as well as the impact of sales mix changes.
     The subsequent table presents net sales, cost of sales components, and resulting gross margin in dollars and on a per pound sold basis for the quarter and six months ended April 29, 2006 compared to the same periods of the prior year. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs which are presented in the subsequent table. We present cost of sales components on a per pound sold basis versus as a percentage of net sales because these percentage ratios are distorted by significant changes in resin costs that are passed through to customers as changes to selling prices which materially affect the margin percentages but do not impact gross margin dollars.

	Three Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
Dollars and Pounds (in millions)
Net sales	$389.3	$377.7	$732.9	$682.2
Material costs	251.5	245.9	476.9	438.2

Material margin	137.8	131.8	256.0	244.0
Conversion costs	89.6	87.2	173.6	171.0

Gross margin	$48.2	$44.6	$82.4	$73.0

Pounds Sold	384.2	388.3	719.6	728.1

Dollars per Pound Sold
Net sales	$1.013	$.973	$1.019	$.937
Material costs	.655	.633	.663	.602

Material margin	.358	.340	.356	.335
Conversion costs	.233	.225	.241	.235

Gross margin	$.125	$.115	$.115	$.100

     The increases in net sales and material costs per pound in the quarter and six months ended April 29, 2006 reflect sales mix changes and the management of selling prices related to changes in costs. In the second quarter comparison, raw material prices for the Company’s major resins changed between -10% to +10%, and were relatively flat on a weighted average basis. In the first half comparison, such costs changed between -10% to +20%, and increased over 5% on a weighted average basis. Material margin per pound sold increased 1.8 and 2.1 cents, respectively in the second quarter and first half of fiscal 2006 compared to the same periods of the prior year. These increases primarily reflect our focused efforts on managing margins for changes in resin and certain conversion costs.
     Conversion costs per pound sold increased 0.8 cent and 0.6 cent in the second quarter and first half of fiscal 2006 compared to the same periods of fiscal 2005. These increases were due to higher utilities and freight costs which added approximately 1 cent on a combined basis for both period comparisons. The increases in utilities and freight per pound sold resulted from higher energy costs. These cost increases were partially offset by lower labor-related costs per pound sold which decreased 0.3 cent and 0.5 cent in the second quarter and first half of fiscal 2006 compared to the same periods of the prior year. The decrease in labor-related costs reflects the impact of our fiscal 2005 restructuring efforts and our increased focus on managing labor costs during first quarter holiday periods by implementing temporary plant shut-downs. We expect the restructuring efforts announced in the second quarter of fiscal 2005 to reduce mostly labor-related conversion costs by approximately $8 million annually which should help mitigate the impact of increases in other conversion costs in fiscal 2006. In addition, we initiated the consolidation of three Color and Specialty Compounds production facilities into one plant in the fourth quarter of fiscal 2005 and began construction of a new Custom Sheet and Rollstock production facility in the second quarter of fiscal 2006 into which three existing production facilities will be consolidated. We estimate the Color and Specialty Compounds consolidation to reduce annual conversion costs by $3 million upon completion in the second half of fiscal 2006 and the Custom Sheet and Rollstock consolidation to reduce annual conversion costs by $2.5 million upon completion by the end of fiscal 2007. The majority of these estimated savings will be from reductions in labor-related costs. Refer to Note 2 to our Consolidated Condensed Financial Statements for additional detail regarding these restructuring efforts.
     Selling, general and administrative expenses were $18.4 million and $36.1 million in the second quarter and first half of fiscal 2006 representing a $0.5 million decrease and $0.3 million increase, respectively over the second quarter and first half of fiscal 2005. The impact of expensing stock options from the adoption of SFAS 123(R) beginning in the first quarter of fiscal 2006 (see subsequent discussion) resulted in $0.5 million and $1.2 million of additional selling, general and administrative expense in the second quarter and first half of fiscal 2006, and excluding stock option expense, expense decreased $1.1 million and $0.8 million in the second quarter and first half of fiscal 2006 over the same periods of the prior year. The $1.1 million second quarter decrease reflects $0.9 million of lower bad debts expense from an unusually high level of customer bankruptcies in the second quarter of the prior year, savings from the termination of the Company’s airplane lease in the third quarter of fiscal 2005 and other corporate cost reduction efforts, partially offset by higher labor-related expenses.

The $0.8 million decrease in the first half of 2006 reflects the savings from termination of the Company’s airplane lease, partially offset by a $0.5 million decrease in foreign currency gain.
     Amortization of intangibles was $1.2 million and $2.4 million in the second quarter and first half of fiscal 2006 compared to $1.4 million and $2.7 million in the second quarter and first half of fiscal 2005. The decrease in both periods reflects the final amortization of shorter-term intangibles acquired in fiscal 2002.
     As part of our Sarbanes-Oxley compliance efforts, we completed a physical count of the Company’s property, plant and equipment in the second quarter of fiscal 2005. We reconciled the counts to amounts recorded in our books and records and identified $8.5 million of property that not longer physically existed and therefore was written off. We also identified another $1.9 million of impairment losses pertaining to property that existed, which we elected to liquidate. The total of these amounts was recorded as a fixed asset charge in the second quarter of fiscal 2005.
     In the second quarter of fiscal 2005, we initiated several strategic changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involved the consolidation, sale or closing of seven plant facilities and resulted in $7.6 million of restructuring and exit costs in the second quarter of fiscal 2005 which was comprised of $5.7 million of non-cash fixed asset write-downs, $1.4 million of non-cash write-down for goodwill impairment and $0.5 million of cash restructuring charges. As of April 29, 2006, these restructuring activities are substantially complete, and we had one facility and one calender film line held for sale remaining from these activities.
     In the fourth quarter of fiscal 2005, we initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania. This restructuring activity resulted in $0.6 million and $1.0 million of cash restructuring expense in the second quarter and first half of fiscal 2006 which primarily related to equipment moving and employee severance costs. We expect to incur an additional $0.4 million of cash restructuring costs for restructuring activity initiated in fiscal 2005, including the Donora consolidation, in the second half of fiscal 2006.
     In the second quarter of fiscal 2006, we began construction of a new Custom Sheet and Rollstock production facility in Greenville, Ohio into which three existing production facilities will be consolidated. We expect to complete the construction and move of the existing operations into the new facility by the end of fiscal 2007. We estimate that we will incur $0.5 million of cash restructuring expenses, primarily employee severance and equipment moving, related to this consolidation. We will continue to identify other restructuring opportunities to assist in managing our cost structure.
     The following table presents the impact of special items on segment results of operations (in millions):

	Three Months Ended April 29, 2006			Six Months Ended April 29, 2006
	Restructuring			Restructuring
	and	Fixed Asset		and	Fixed Asset
	Exit Costs	Charge	Total	Exit Costs	Charge	Total
Custom Sheet and Rollstock	$(0.1)	$—	$(0.1)	$—	$—	$—
Color and Specialty Compounds	0.6	—	0.6	1.0	—	1.0
Engineered Products	—	—	—	—	—	—
Corporate	—	—	—	—	—	—

	$0.5	$—	$0.5	$1.0	$—	$1.0

	Three Months Ended April 30, 2005			Six Months Ended April 30, 2005
	Restructuring			Restructuring
	and	Fixed Asset		and	Fixed Asset
	Exit Costs	Charge	Total	Exit Costs	Charge	Total
Custom Sheet and Rollstock	$3.0	$6.5	$9.5	$3.0	$6.5	$9.5
Color and Specialty Compounds	2.7	1.7	4.4	2.7	1.7	4.4
Engineered Products	1.9	1.6	3.5	1.9	1.6	3.5
Corporate	—	0.6	0.6	—	0.6	0.6

	$7.6	$10.4	$18.0	$7.6	$10.4	$18.0

Adoption of SFAS 123(R)
     In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment”. Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123 and no expense related to stock options was recognized in our results of operations. We have implemented SFAS 123(R) using the modified prospective transition method, which requires the expensing of stock options upon adoption without restating prior periods. Compensation expense related to stock options was $0.6 million and $1.3 million in the second quarter and first half of fiscal 2006. The adoption of SFAS 123(R) reduced diluted earnings per share by 1.2 cents in the second quarter and 2.9 cents in the first half of fiscal 2006 and we expect the impact to range from 5 to 6 cents per diluted share for fiscal 2006. The following table presents the impact of the adoption of SFAS 123(R) and resulting stock option expense on segment results of operations:

	Three Months	Six Months
	Ended	Ended
	April 29,	April 29,
	2006	2006
Custom Sheet and Rollstock	$0.2	$0.4
Color and Specialty Compounds	0.1	0.3
Engineering Products	—	0.1
Corporate	0.3	0.5

	$0.6	$1.3

     Interest expense, net was $5.6 million and $11.3 million in the second quarter and first half of fiscal 2006 compared to $6.4 million and $12.9 million in the second quarter and first half of fiscal 2005. These decreases were due to the benefit realized from our significant debt pay-down in the second half of fiscal 2005 and first half of fiscal 2006, partially offset by a higher average interest rate.
     Our effective tax rate was 38.1% and 38.0% in the second quarter and first half of fiscal 2006 compared to 36.5% and 25.7% in the second quarter and first half of fiscal 2005. The lower prior year tax rate reflects a first quarter reduction in deferred tax liabilities associated with implementation of state tax planning strategies, relative to low earnings before income taxes. The effective tax rate in the second quarter and first half of fiscal 2006 was impacted by the expensing of stock options from the adoption of SFAS 123(R) and pre-tax losses generated from our Donchery, France operation for which no tax benefit has been recorded. The impact of stock option expensing increased our effective tax rate by 0.4% and 0.6% in the second quarter and first half of fiscal 2006, and the impact of not benefiting the Donchery, France operation’s losses increased our effective tax rate by 0.8% and 1.0% in the second quarter and first half of fiscal 2006. The net operating loss carryforwards in France do not expire, and we expect to recognize an associated tax benefit when this operation generates a level of pre-tax earnings necessary to offset cumulative historical pre-tax losses. We expect our effective tax rate to approximate 38% for fiscal 2006.
     We reported net earnings of $13.9 million and $19.6 million for the second quarter and first half of fiscal 2006 which compared to a net loss of $0.1 million in the second quarter of fiscal 2005 and net earnings of $2.7 million in the first half of fiscal 2005. These amounts reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales increased by 1% and 7% to $240.9 million and $459.2 million in the quarter and six months ended April 29, 2006 from $238.1 million and $427.8 million in the corresponding periods of the prior year. These percentage increases were caused by the following factors:

	Three Months	Six Months
Underlying volume	(2)%	3%
Disposition of business	(1)	(1)
Price/Mix	4	5

	1%	7%

     For the second quarter comparison, the 2% decrease in underlying volume is primarily due to lower sales to the packaging market partially offset by higher sales to the building and construction market. The decrease in sales volume to the packaging market is due to the loss of a government dry milk program where a customer utilized our rollstock for production of pudding cups. The high sales volume to the building and construction market reflects higher sales of storage pods and portable toilet related sheet. For the six months to date comparison, the 3% increase in underlying volume reflects higher sales to the building and construction market partially offset by lower sales to the packaging market due to the previous reasons provided. The disposition of business impact reflects pounds lost from the sale of our Canadian corrugated sheet business in the fourth quarter of fiscal 2005. The price/mix impact for both period comparisons reflects the management of selling prices for changes in raw material and conversion cost fluctuations, as well as the impact of sales mix changes.
     This segment’s operating earnings for the second quarter and first half of fiscal 2006 were $20.5 million and $33.2 million which compared to $9.8 million and $17.5 in the same periods of fiscal 2005. The increase in operating earnings for both periods was impacted by a reduction in special items of $9.6 million and $9.5 million, respectively in the second quarter and first half comparison. In addition, the expensing of stock options resulted in $0.2 million and $0.4 million of decrease to operating earnings in the second quarter and first six months of fiscal 2006. Excluding the impact of special items and stock option expense, operating earnings increased $1.4 million and $6.7 million in the second quarter and first half of fiscal 2006 compared to the same periods of the prior year. The increases for both periods were driven by an increase in material margin from our focused efforts to manage margins for changes in resin and certain conversion costs. The increases in operating earnings for both periods also reflects higher freight and utilities costs, partially offset by lower labor costs resulting from our restructuring activities. Improvements from our Ramos Arizpe, Mexico and Donchery, France sheet operations contributed $2.7 million to the operating earnings increase in the first half of fiscal 2006 compared to the first half of the prior year as these operations continue to benefit from increased sales volume and improved operational efficiencies.
Color and Specialty Compounds Segment
     Net sales increased by 8% and 9% to $122.3 million and $228.7 million in the second quarter and first half of fiscal 2006 from $113.4 million and $210.5 million in the second quarter and first half of fiscal 2005. These percentage increases were caused by the following factors:

	Three Months	Six Months
Underlying volume	1%	(4)%
Price/Mix	7	13

	8%	9%

     The underlying volume comparison for this segment’s two major product categories, proprietary products (engineered compounds and color concentrates) and tolling and resale products are presented below:

	Quarter Ended			Six Months Ended
	April 29,	April 30,	%	April 29,	April 30,	%
	2006	2005	Change	2006	2005	Change
Pounds Sold (in millions)
Proprietary products	133.9	132.5	1%	249.4	252.9	(1)%
Tolling and resale products	43.7	42.8	2	82.2	91.7	(10)

Total pounds sold	177.6	175.3	1%	331.6	344.6	(4)%

     Proprietary products include engineered compounds and color concentrates and are made using proprietary formulas and manufacturing processes. The major reason for the 1% decrease in pounds sold of proprietary products in the six months ended April 29, 2006 was disruptions associated with our Donora consolidation efforts, particularly in the first quarter, which required us to temporarily decrease our capacity while we physically moved production lines. Tolling products represent customer-provided material that we compound and for which we charge a conversion fee to the customer. The 10% decrease in pounds sold of tolling and resale products in the first half of fiscal 2006 was due to the decrease in sales to a single customer because of its loss of business sold to the electronics market. Excluding this loss of pounds sold, the remaining tolling and resale pounds sold was flat in the first half of fiscal 2006 compared to the first half of the prior year. The price/mix impact for both period comparisons reflects the management of selling prices for changes in raw material and conversion cost fluctuations, as well as the impact of sales mix changes.

     This segment’s operating earnings for the second quarter and first half of fiscal 2006 were $8.1 million and $12.5 million which compared to $2.8 million and $8.5 in the same periods of the prior year. The increase in operating earnings for both periods was impacted by a reduction in special items of $3.8 million and $3.4 million, respectively in the second quarter and first half comparison. The expensing of stock options resulted in $0.1 million and $0.3 million of decrease to operating earnings in the second quarter and first six months of fiscal 2006. Excluding the impact of special items and stock option expense, operating earnings increased $1.5 million and $0.9 million in the second quarter and first half of fiscal 2006 compared to the same periods of the prior year. The increases for both periods were driven by an increase in material margin dollars due to our focused efforts to manage margins for changes in resin and certain conversion costs. The increases in operating earnings for both periods also reflects higher freight and utilities costs, partially offset by lower labor costs resulting from our restructuring activities.
Engineered Products Segment
     Net sales were $26.1 million and $45.0 million for the second quarter and first six months of fiscal 2006 versus $26.1 million and $43.9 million in the comparable periods of the prior year which represent flat sales for the second quarter and a 3% increase for the first six months to date. These percentage changes were caused by the following factors:

	Three Months	Six Months
Underlying volume	(6)%	(5)%
Price/Mix	6	8

	— %	3%

     The underlying volume decrease reflects the sale of assets of an operation which was part of our fiscal 2005 restructuring activities. Excluding the negative volume impact of these sold assets, underlying volume decreased 1% and was flat for the quarter and six month comparable periods. These changes were primarily caused by lower sales volume of profile products to the building and construction market partially offset by an increase in sales volume of wheels to the lawn and garden market. The positive impact of price/mix reflects the management of selling prices for changes in raw material and conversion cost fluctuations, partially offset by the decrease in mix of higher selling price per pound profile products.
     This segment’s operating earnings for the second quarter and first half of fiscal 2006 were $3.4 million and $4.4 million which compared to operating losses of $1.7 million and $1.1 million in the same periods of the prior year. The increase in operating earnings for both periods was impacted by a reduction in special items of $3.5 million. In addition, the expensing of stock options resulted in $22 thousand and $81 thousand of decrease to operating earnings in the second quarter and first six months of fiscal 2006. Excluding the impact of special items and stock option expense, operating earnings increased $1.6 million and $2.1 million in the second quarter and first half of fiscal 2006 compared to the same periods of the prior year. The increases for both periods were mostly driven by profitability improvement in our wheels business from the increase in sales volume and decrease in labor costs due to inefficiencies associated with the ramp up of new business and move of an operation from California to Mexico in the prior year. The increase in operating earnings also reflects additional foreign currency gain at our profiles business of $0.3 million and $0.4 million in the second quarter and first half of fiscal 2006 compared to the same periods of the prior year.
Corporate Segment
     The Corporate segment includes corporate office expenses and portions of information technology and professional fees that are not allocated to the three operating segments. Corporate expenses are reported as the selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $3.9 million and $7.2 million in the second quarter and first six months of fiscal 2006 and $4.6 million and $8.3 million in the comparable periods of the prior year. The $0.7 million decrease in the second quarter comparison and $1.1 million decrease in the first half comparison were partially offset by a $0.2 million and $0.4 million decrease in foreign currency gain for the second quarter and first half comparisons, respectively. The $0.9 million and $1.5 million decreases, net of the foreign currency impact, in the second quarter and first half were primarily due to termination of the Company’s airplane lease in the third quarter of fiscal 2005 and other cost reduction efforts.

Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, finance strategic business and outsourcing acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the first six months of fiscal 2006 and 2005:

	Six Months Ended
	April 29,	April 30,
	2006	2005
Cash Flows (in millions)
Net cash used by operating activities	$40.9	$13.4
Net cash used for investing activities	(7.0)	(24.5)
Net cash used for financing activities	(35.9)	(24.0)
Effect of exchange rate changes	—	0.1

Decrease in cash and equivalents	$(2.0)	$(35.0)

     Net cash provided by operating activities was $40.9 million in the first six months of fiscal 2006 compared to $13.4 million in the first six months of the prior year. Most of this $27.5 million increase was generated from changes in current assets and liabilities. Current assets and liabilities increased by $3.2 million in the first half of this year compared to a $24.1 million increase in the same period of the prior year representing a $20.9 million improvement to net cash provided by operating activities. This improvement reflects our focused effort to reduce net working capital to improve cash flow. We had an improvement in days sales outstanding of our quarter-end accounts receivable balance from 52 days at the end of April 2005 to 50 days at the end of April 2006. In addition, our quarter-end inventory turns improved from 8.5 times at the end of April 2005 to 10.7 times at the end of April 2006.
     The Company’s primary investing activities are capital expenditures in the plastics industry. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first half of fiscal 2006 were $9.4 million compared to $23.2 million for the first half of fiscal 2005. The $13.8 million decrease in capital expenditures was due to capacity expansions made in the prior period for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products segment, and the addition of certain lines in our U.S. sheet business. We expect capital expenditures to approximate $28 million in fiscal 2006. In the second half of fiscal 2006, we expect to spend approximately $5.0 million related to the new Custom Sheet and Rollstock production facility in Greenville, Ohio with the remaining estimated $2.6 million to be expended in the first half of fiscal 2007.
     Net cash used for financing activities totaled $35.9 million for the first half of fiscal 2006 and $24.0 million in the first half of fiscal 2005. The use in the current year reflects the pay-down of $28.5 million of debt using cash flow provided by operations which compares to a $9.8 million pay-down in the prior year. On a net debt basis, we decreased our net debt position by $25.9 million in the first six months of fiscal 2006 compared to an increase in net debt of $25.1 million in the first six months of fiscal 2005. Net debt is a non-GAAP measure; refer to the non-GAAP reconciliation at the end of this item. The $51.0 million net debt period-over-period improvement reflects the positive improvement in cash flow provided by operating activities as well as lower capital expenditures.
     Overall, cash decreased $2.0 million in the first six months of fiscal 2006 due to the factors noted above. This decrease compares to a $35.0 million decrease in cash in the first six months of fiscal 2005 which reflects the use of cash to pay down debt subsequent to the expiration of an interest rate swap agreement.

Financing Arrangements
     As of April 29, 2006, our weighted average interest rate on our outstanding debt was 6.0%. We had no borrowings under our bank credit facilities and $209 million of total availability under our credit facilities, of which $186 million was the maximum that we could borrow under our most restrictive covenant. At April 29, 2006, our credit facilities contained certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. Subsequent to April 29, 2006, we amended our bank credit facilities and covenants. Refer to the Subsequent Events section for detail. While we were in compliance with our covenants through the second quarter of fiscal 2006 and currently expect to be in compliance with the new covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Subsequent Events
     On June 2, 2006, we amended our U.S. unsecured bank credit facility agreement which increased our total availability from $200 million to $300 million and extended the term to June 2, 2011. Interest on the bank credit facility is payable at a rate chosen by the Company of prime or Eurodollar rate plus a 0.625% to 1.0% borrowing margin, and requires a fee of 0.125% to 0.2% on the unused portion of the facility. Borrowings under the amended bank credit facility will be classified as long-term because no paydowns are required within the next 12 months and we have the ability to keep the balances outstanding over the next 12 months. The bank credit facility requires the Company to meet certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements.
     On June 5, 2006, we completed a $50 million private placement of 5.78% Senior Notes which are payable on June 5, 2011. The notes do not require annual principal payments and are pre-payable at our option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year. On June 7, 2006, we used the proceeds from these notes to redeem our $50 million, 6.5% convertible debentures. In addition, on June 7, 2006, we notified the holders of our $100 million, 7% convertible subordinated debentures of our intent to redeem the debentures. We intend to use funds from our bank credit facility to settle these debentures. We will record an estimated $3.8 million of early-payment premium and $1.8 million of non-cash write-off of unamortized debt issuance costs as early extinguishment of debt loss in the third quarter of fiscal 2006 related to the settlement of both debentures.
Outlook
     As we move to the second half of fiscal 2006, we expect demand to remain steady and to continue to see the benefits of our restructuring efforts. Despite this, high energy prices continue to put pressure on our resin, freight and utility costs. We will continue to manage these costs by passing through price increases to customers as timely as possible, negotiating prices with vendors and focusing on our cost reduction efforts. Refer to the Cautionary Statements Concerning Forward-Looking Statements located subsequently in Item 2.
Other Matters
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of fiscal 2005, it had paid its total commitment of $0.3 million towards this study. As of the end of April 2006, we had $0.1 million accrued related to this issue representing approximately one year of legal fees. In the first quarter of fiscal 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. We have not recorded an accrual related to future funding of the environmental study cost overrun or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) our belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than our subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties and any resulting remediation costs or assessments for which the subsidiary may be liable. We believe that it is possible that our ultimate liability resulting from this issue could materially differ from our April 29, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
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
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact the Company’s operations and results include:
(a)	adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types we produce;

(b)	material adverse changes in the markets we serve, including the transportation, packaging, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(c)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(d)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(e)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(f)	our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings;

(g)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(h)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(i)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(j)	our inability to develop and launch new products successfully;

(k)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments; and

(l)	weaknesses in internal controls.
     We assume no duty to update our forward-looking statements.

Non-GAAP Reconciliation
     Net debt is defined as total long-term debt including current maturities less cash and equivalents. We believe that because cash can be used to repay debt, netting cash against debt provides a meaningful measurement of our leverage and changes to our borrowing position. Net debt should not be considered as an alternative to total debt determined in accordance with GAAP. The following presents the Company’s net debt balances as of the end of the last two fiscal years and second fiscal quarters, and changes between each period:

	April 29,	October 29,	April 30,	October 30,
	2006	2005	2005	2004
Current maturities of long-term debt	$6.9	$11.2	$18.3	$18.0
Long-term debt	345.2	368.8	445.9	456.1

Total debt	352.1	380.0	464.2	474.1
Less: Cash and equivalents	(2.6)	(4.6)	(6.3)	(41.3)

Net debt	$349.5	$375.4	$457.9	$432.8

First six months of fiscal year change	$(25.9)		$25.1

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of April 29, 2006, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
     There was no change in the Company’s internal control over financial reporting during the quarter ended April 29, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     Repurchases of equity securities during the second quarter of fiscal 2006 are listed in the following table:

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number		Announced Plans	Under the Plans
	Of Shares	Average Price	or	or
Period	Purchased	Paid per Share	Programs	Programs
February 2006	—	$—	—	512,800
March 2006	—	—	—	512,800
April 2006	—	—	—	512,800

Total	—	$—	—	512,800

     In October 2004, the Company’s Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 512,800.
Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)
3.1	Restated Certificate of Incorporation of Registrant, as amended and restated effective March 9, 2006

3.2	Bylaws of Registrant, as amended and restated March 7, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed with the Commission on March 9, 2006

10.1	Executive Severance and Noncompetition Policy, as adopted March 7, 2006, including forms of Severance and Noncompetition Agreements entered into with the Registrant’s Executive Officers, incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 9, 2006

18	Letter re change in accounting principle

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPARTECH CORPORATION
      (Registrant)

Date: June 8, 2006
/s/ George A. Abd
George A. Abd
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate
Development and Chief Financial Officer
(Principal Financial and Accounting Officer)