Form 10-Q
period 2006-07-29
SPARTECH CORP
filed 2006-09-06
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Number of shares outstanding as of July 29, 2006:

Common stock, $.75 par value per share	32,081,695

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JULY 29, 2006

Explanatory Note
     Spartech Corporation (the “Company”) is restating its fiscal 2005 results in this Quarterly Report on Form 10-Q. The Form 10-Q for the quarter ended July 30, 2005, which contained the original fiscal 2005 results, was filed with the Securities and Exchange Commission (“SEC”) on September 8, 2005. The Company has determined that the fixed asset charge reported in its fiscal 2005 results should have been reported in prior periods. As more fully described in Note 1 to the Consolidated Condensed Financial Statements, the purpose of this restatement is to exclude the fixed asset charge and related depreciation and tax impacts previously reported in the three and nine month periods ended July 30, 2005. In conjunction with this change, the Company will also restate its fiscal 2005 and prior years’ results when it files its Amendment on Form 10-K/A for the fiscal year ended 2005, expected to be filed as promptly as possible in the Company’s fourth quarter of fiscal 2006. All amounts referenced in this filing reflect the relevant amounts on a restated basis.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	July 29,
	2006	October 29,
	(Unaudited)	2005
Assets
Current assets
Cash and equivalents	$6,057	$4,601
Receivables, net	197,958	213,996
Inventories	131,024	119,401
Prepaids and other	18,116	16,970

Total current assets	353,155	354,968

Property, plant and equipment, net	302,459	307,386
Goodwill	352,405	352,405
Other intangible assets	37,735	40,710
Other assets	6,070	18,926

Total assets	$1,051,824	$1,074,395

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,896	$11,175
Accounts payable	136,413	121,682
Accrued liabilities	57,668	57,226

Total current liabilities	200,977	190,083

Convertible subordinated debentures	—	154,639
Other long-term debt, less current maturities	309,207	214,141

Total long-term debt	309,207	368,780

Deferred taxes	95,561	91,605
Other long-term liabilities	10,298	10,881

Total long-term liabilities	415,066	471,266

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2006 and 2005	24,849	24,849
Contributed capital	198,368	196,811
Retained earnings	235,081	216,928
Treasury stock, at cost, 1,050,151 shares in 2006 and 1,143,701 shares in 2005	(23,782)	(26,019)
Accumulated other comprehensive income	1,265	477

Total shareholders’ equity	435,781	413,046

Total liabilities and shareholders’ equity	$1,051,824	$1,074,395

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$377,709	$348,672	$1,110,578	$1,030,842

Cost and expenses
Cost of sales	329,265	308,839	979,745	916,913
Selling, general and administrative	19,309	16,923	55,443	52,615
Amortization of intangibles	1,192	1,264	3,567	3,936
Restructuring and exit costs	352	4,639	1,314	12,258
Former CEO retirement	—	3,645	—	3,645
Fixed asset charge	—	—	—	1,870

	350,118	335,310	1,040,069	991,237

Operating earnings	27,591	13,362	70,509	39,605

Interest (net of interest income of $247, $43, $528 and $445, respectively)	5,039	6,362	16,382	19,214
Early debt extinguishment costs	5,505	—	5,505	—

	10,544	6,362	21,887	19,214

Earnings before income taxes	17,047	7,000	48,622	20,391

Income taxes	6,433	2,583	18,443	7,221

Net earnings	$10,614	$4,417	$30,179	$13,170

Net earnings per common share
Basic	$.33	$.14	$.94	$.41

Diluted	$.33	$.14	$.94	$.41

Dividends declared per common share	$.125	$.120	$.375	$.360

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Nine Months Ended
	July 29,	July 30,
	2006	2005

		(Restated)
Cash flows from operating activities
Net earnings	$30,179	$13,170
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	30,429	29,441
Stock compensation expense	2,165	210
Early debt extinguishment costs	5,505	—
Restructuring and exit costs	30	10,764
Fixed asset charge	—	1,870
Former CEO retirement	—	831
Change in current assets and liabilities	16,927	6,975
Other, net	3,429	1,298

Net cash provided by operating activities	88,664	64,559

Cash flows from investing activities
Capital expenditures	(14,385)	(31,267)
Business acquisitions	—	(1,224)
Sale of assets	2,393	89

Net cash used for investing activities	(11,992)	(32,402)

Cash flows from financing activities
Bank credit facility borrowings (payments), net	39,922	(48,020)
Issuance of senior notes	50,000	—
Payment of convertible subordinated debentures	(150,000)	—
Payments on bonds and leases	(421)	(624)
Early payment premiums on convertible subordinated debentures	(3,780)	—
Cash dividends on common stock	(11,873)	(11,547)
Stock options exercised	2,202	1,980
Treasury stock acquired	(1,541)	(6,846)
Excess tax benefits from stock based compensation	237	—

Net cash used for financing activities	(75,254)	(65,057)

Effect of exchange rate changes on cash and equivalents	38	1

Increase (decrease) in cash and equivalents	1,456	(32,899)
Cash and equivalents at beginning of year	4,601	41,272

Cash and equivalents at end of quarter	$6,057	$8,373

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
1) Restatement of Historical Financial Statements
     Spartech Corporation has restated its fiscal 2005 financial statements to exclude $8,794 of the non-cash fixed asset charge previously recorded during fiscal 2005. This amount was related to equipment that was determined to no longer exist based on the physical counts completed in fiscal 2005. These changes restate the Consolidated Condensed Financial Statements and other information that was previously reported in the July 30, 2005 Form 10-Q. In conjunction with this change, the Company will also restate its fiscal 2005 and prior years’ results when it files its Amendment on Form 10-K/A for the fiscal year ended 2005, expected to be filed in the Company’s fourth quarter of fiscal 2006.
     In fiscal 2005, management initiated a complete physical count of the Company’s property, plant and equipment. The counts were reconciled to balances recorded in the Company’s books and records, and $8,794 of equipment that no longer existed was identified and written off. The Company had previously reported this amount in its fiscal 2005 results with a separate footnote to fully present the issue identified in fiscal 2005. Because the $8,794 non-cash fixed asset charge relates to years prior to fiscal 2005 and was material to the fiscal 2005 results, the Company has concluded that the charge should be reflected in prior periods. Accordingly, the $8,794 charge and related depreciation and tax impacts have been excluded from our previously issued fiscal 2005 results including the portions of the charge previously reported in the results for the three and nine month periods ended July 30, 2005 presented herein. This change had no impact on the October 29, 2005 balance sheet or the financial results reported for fiscal 2006.
     The following table reflects the previously reported amounts and the restated results by financial statement line item for the Consolidated Condensed Statements of Operations for the three and nine month periods ended July 30, 2005 and the Cash flows from operating activities section of the Consolidated Condensed Statement of Cash Flows for the nine months ended July 30, 2005:
Impact on Consolidated Condensed Statement of Operations – Three Months

	Three Months Ended
	As Reported		Restated
	July 30,		July 30,
	2005	Adjustments	2005
Fixed asset charge	$206	$(206)	$—
Operating earnings	13,156	206	13,362
Earnings before income taxes	6,794	206	7,000
Income taxes	2,505	78	2,583
Net earnings	$4,289	128	$4,417

Net earnings per common share
Basic	$.13	$.01	$.14

Diluted	$.13	$.01	$.14

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
Impact on Consolidated Condensed Statement of Operations – Nine Months

	Nine Months Ended
	As Reported		Restated
	July 30,		July 30,
	2005	Adjustments	2005
Cost of sales	$917,981	$(1,068)	$916,913
Selling, general and administrative	52,739	(124)	52,615
Fixed asset charge	10,592	(8,722)	1,870
Operating earnings	29,691	9,914	39,605
Earnings before income taxes	10,477	9,914	20,391
Income taxes	3,450	3,771	7,221
Net earnings	$7,027	6,143	$13,170

Net earnings per common share
Basic	$.22	$.19	$.41

Diluted	$.22	$.19	$.41

Impact on Consolidated Condensed Statement of Cash Flows

	Nine Months Ended
	As Reported		Restated
	July 30,		July 30,
	2005	Adjustments	2005
Cash flows from operating activities
Net earnings	$7,027	$6,143	$13,170
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	30,633	(1,192)	29,441
Stock compensation expense	210	—	210
Early debt extinguishment costs	—	—	—
Restructuring and exit costs	10,764	—	10,764
Fixed asset charge	10,592	(8,722)	1,870
Former CEO retirement	831	—	831
Change in current assets and liabilities	6,975	—	6,975
Other, net	(2,473)	3,771	1,298

Net cash provided by operating activities	$64,559	$—	$64,559

2) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s October 29, 2005 Annual Report on Form 10-K, which will be restated to exclude the fixed asset charge and related depreciation and tax impacts as discussed in Note 1.
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

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires the completion of an impairment test for goodwill as of an annual date and whenever events or circumstances occur that indicate goodwill may be impaired. The Company’s accounting policy was to complete the annual impairment test on the last day of the Company’s fiscal year, and the most recent annual impairment test was completed on the last day of fiscal 2005. Effective in the second quarter of fiscal 2006, the Company changed its accounting policy to complete the annual impairment test for goodwill to the first day of the Company’s fourth quarter. This change provides additional time to complete the impairment testing and evaluate the results. This change in accounting policy has no impact on the Company’s financial results or financial position.
3) Restructuring
     2005 Restructuring Plan
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
     The following table presents the restructuring and exit costs incurred in the fiscal year ended October 29, 2005 and the nine months ended July 29, 2006 and cumulative to date by reporting segment:

		Nine
		Months
		July 29,
	Fiscal Year	2006	Cumulative
	2005	Charges	to Date
Custom Sheet and Rollstock	$6	$(7)	$(1)
Color and Specialty Compounds	7,388	1,275	8,663
Engineered Products	1,944	—	1,944
Corporate	750	—	750

Total	$10,088	$1,268	$11,356

     The $1,268 of restructuring and exit costs incurred in the nine months ended July 29, 2006 were primarily equipment moving and employee severance costs. The Company expects to incur an additional estimated $65 of cash restructuring, primarily equipment moving, related to the activities initiated in fiscal 2005. These restructuring activities are expected to be substantially complete by the end of fiscal 2006. The Company’s restructuring liability representing accrued severance was $89 at October 29, 2005 and zero at July 29, 2006. The $89 decrease in liability reflects cash payments made in the nine month period.
     As of July 29, 2006, one facility and one calender film line were classified as held for sale related to the restructuring activities initiated in fiscal 2005. The carrying value of these assets was $471, which was recorded in the Color and Specialty Compounds segment.
     Greenville Plant Consolidation
     During the second quarter of fiscal 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one facility in Greenville, Ohio to realize operating efficiencies. The Company expects to incur approximately $500 of cash restructuring costs, primarily employee severance and equipment moving, related to this project. The Company’s restructuring liability representing accrued severance was zero at October 29, 2005 and $46 at July 29, 2006. The $46 increase reflects severance charges in the nine month period and no cash payments have been made related to this plan as of July 29, 2006.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
4) Fixed Asset Charge
     As part of the Company’s Sarbanes-Oxley compliance process, management initiated a complete physical count of the Company’s property, plant and equipment in the first quarter of fiscal 2005. The counts were reconciled to balances recorded in the Company’s books and records, and $8,794 of equipment that no longer existed was identified and written off. Because the $8,794 fixed asset charge relates to years prior to fiscal 2005 and was material to the fiscal 2005 results, the Company has concluded that the charge should be reflected in prior periods.
     During the count process, management also identified equipment that exists and that management has elected to liquidate. The decision to liquidate these assets resulted in a $1,870 fixed asset impairment charge which is included in the results for the nine months ended July 30, 2005. This impairment charge is presented as a non-cash, fixed asset charge in the Consolidated Condensed Statement of Operations in fiscal 2005.
5) Inventories
     Inventories are valued at the lower of cost or market. Inventories at July 29, 2006 and October 29, 2005 are comprised of the following components:

	2006	2005
Raw materials	$71,932	$64,262
Production supplies	9,168	9,479
Finished goods	49,924	45,660

	$131,024	$119,401

6) Other Intangible Assets
     At July 29, 2006 and October 29, 2005, other intangible assets, with definite lives, are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2006	2005	2006	2005
Non-compete agreements	$3,694	$3,680	$2,525	$2,122
Customer contracts/relationships	21,612	21,571	7,521	5,321
Product formulations	18,007	17,476	4,432	3,474

Total	$43,313	$42,727	$14,478	$10,917

     The Company has an $8,900 trademark included in other intangible assets which has an indefinite life and, therefore is not subject to amortization. Amortization expense for amortizable intangible assets for the next five fiscal years is estimated to be:

Intangible
Fiscal Year-Ended	Amortization
Remaining in 2006	$1,151
2007	4,204
2008	3,186
2009	2,735
2010	2,158

$13,434

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
7) Stock-Based Compensation
     On October 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R) the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated condensed financial statements as of and for the nine months ended July 29, 2006 reflect the impact of SFAS 123(R), while the consolidated condensed financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Adoption of SFAS 123(R) did not have a material impact on the Consolidated Condensed Statements of Cash Flows.
     The Company’s long-term share-based compensation plans allow for grants of stock options, restricted stock and restricted stock units. For the three and nine months ended July 29, 2006, expense associated with stock options was $607 and $1,886 respectively while expense associated with restricted stock units was $3 and $279, respectively. The following table details the effect of stock-based compensation from the issuance of stock options and restricted stock units on operating earnings, net income and earnings per share:

	Three Months	Nine Months
	Ended	Ended
	July 29,	July 29,
	2006	2006
Cost of sales	$72	$201
Selling, general and administrative	538	1,964

Total stock based compensation expense included in operating earnings	610	2,165

Income taxes	135	518

Effect on net earnings	$475	$1,647

Effect on basic and diluted earnings per share	$.01	$.05

     The Company’s plan requires the exercise price of stock options to be the fair market value of the Company’s stock, at a minimum, at the date of grant. Options are typically granted with lives of 10 years with graded vesting over four years. Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock at the end of the restricted period, and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. The restricted period ends one year after the director leaves the Board of Directors. During the nine months ended July 29, 2006 and July 30, 2005, the Company granted 13,118 and 8,353 restricted stock units to non-employee directors and recognized $279 and $210 of compensation expense, respectively. The compensation expense of the restricted stock units is based on the fair value of the Company’s stock at the date of grant. As of July 29, 2006, there were 29,133 restricted stock units outstanding.
     The estimated fair value of stock option grants is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the nine month periods ended July 29, 2006 and July 30, 2005:

	2006	2005
Weighted Average Fair Value	$7.78	$8.13

Assumptions Used:
Expected Dividend Yield	2%	2%
Expected Volatility	40%	35%
Risk-Free Interest Rates	4.5%	3.6%
Expected Lives	5.5 Years	5.5 Years
     Changes in stock options during the nine months ended July 29, 2006 are as follows:

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)

		Weighted
	(in	Average	Aggregate	Average
	000’s)	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life
Outstanding, beginning of the year	2,177	$21.21
Granted	367	21.51
Exercised	(136)	16.35
Forfeited	(86)	22.22

Outstanding, end of quarter	2,322	$21.40	$5,549	4.9 years

Exercisable, end of quarter	1,443	$20.84	$4,255	4.8 years

     For the nine months ended July 29, 2006, the total intrinsic value, cash received and actual tax benefit realized for stock options exercised was $724, $2,202 and $237, respectively.
     Changes in stock options outstanding but not yet vested under the stock option plan during the nine months ended July 29, 2006 are as follows:

		Weighted
		Average
	(in 000’s)	Fair
	Shares	Value
Nonvested stock options, beginning of the year	864	$8.05
Granted	367	7.78
Vested	(316)	6.84
Forfeited	(36)	7.64

Nonvested stock options, end of quarter	879	$6.12

     As of July 29, 2006, there was $4,964 of unrecognized compensation cost related to approximately 818 thousand nonvested stock options that we expect to ultimately vest which have a $22.31 weighted average exercise price. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.
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
     The following table presents stock-based compensation expense that would have been included in net earnings in the three and nine months ended July 30, 2005 including expense attributable to restricted stock units granted to non-employee directors of the Company. This table has been restated for the fixed asset charge discussed in Note 1 above.

	Three Months	Nine Months
	Ended	Ended
	July 30,	July 30,
	2005	2005
Net earnings (Restated)	$4,417	$13,170
Add: Stock-based compensation included in net earnings as reported, net of tax	515	645
Deduct: Total stock-based compensation, net of tax	(917)	(2,129)

Pro forma net earnings (Restated)	$4,015	$11,686

Earnings Per Share (Restated)
As Reported:
Basic	$.14	$.41
Diluted	$.14	$.41
Pro Forma:
Basic	$.13	$.36
Diluted	$.13	$.36

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
8) Convertible Subordinated Debentures and Other Long-Term Debt
     On June 2, 2006 the Company amended its existing U.S. unsecured bank credit facility agreement which increased the total availability from $200,000 to $300,000 and extended the term to June 2, 2011. Interest on the amended bank credit facility is payable at a rate chosen by the Company of Prime or the Eurodollar rate plus a 0.625% to 1.0% borrowing margin and requires a fee of 0.125% to 0.2% on the unused portion of the facility. Borrowings under the amended bank credit facility were classified as long-term because no paydowns are required over the next 12 months and the Company has the ability to keep the balances outstanding over the next 12 months. The amended bank credit facility requires the Company to maintain certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements as defined in the amended bank credit facility agreement.
     On June 5, 2006, the Company completed a $50,000 private placement of 5.78% Senior Notes which are payable on June 5, 2011. The notes do not require annual principal payments, but are pre-payable at the Company’s option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year. On June 7, 2006, the Company used the proceeds from these notes to redeem its $50,000, 6.5% convertible subordinated debentures. In addition, on July 12, 2006, the Company redeemed its $100,000, 7.0% convertible subordinated debentures using funds from its bank credit facility. The Company recorded $3,780 of early-payment premiums and $1,725 of non-cash write-offs of unamortized debt issuance costs from the extinguishment of its debentures in the third quarter of fiscal 2006.
9) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three and nine months ended July 29, 2006 and July 30, 2005 is as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net earnings:
Basic and diluted net earnings	$10,614	$4,417	$30,179	$13,170

Weighted average shares outstanding:
Basic weighted average common shares outstanding	32,109	31,943	32,081	32,086
Add: Shares issuable from assumed exercise of options	179	142	182	274

Diluted weighted average shares outstanding	32,288	32,085	32,263	32,360

Net earnings per share:
Basic	$.33	$.14	$.94	$.41

Diluted	$.33	$.14	$.94	$.41

10) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10,000 of an estimated $20,000 environmental study by the USEPA to determine the extent and source of contamination at this site and as of the end of fiscal 2005, it had paid its total commitment of $250 towards this study. As of the end of the third quarter of fiscal 2006, the Company had $118 accrued related to this issue representing approximately one year of legal fees. The group’s technical consultant had advised the group that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. The Company has not recorded an accrual related to future funding of the environmental study cost over-run or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) management’s belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than the subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties and any resulting remediation costs or assessments for which the subsidiary may be liable. Management believes that it is possible that the ultimate liability resulting from this issue could materially differ from the $118 accrued at July 29, 2006. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, it is management’s opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
     The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a materially adverse effect on the Company’s financial position or results of operations.
     The Company had guaranteed approximately 5,660 Euros associated with the local government’s financing of the Company’s Donchery, France facility expansion. Through the end of the third quarter of fiscal 2006, the Company had paid 770 Euros of the guarantee through a transitory rent agreement. Upon finalization of the local government’s financing amount, the Company may enter into a capital lease to fulfill its remaining 4,890 Euro commitment or settle the commitment with cash. In the first quarter of fiscal 2006, the long-term asset associated with the commitment was reclassified as property, plant and equipment because the facility expansion was complete. The remaining 4,890 Euros ($6,214) commitment is presented as an other current and long-term liability as of July 29, 2006.
11) Segment Information
     The following presents the Company’s net sales and operating earnings by reportable segment:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net Sales
Custom Sheet and Rollstock	$239,956	$221,815	$699,142	$649,597
Color and Specialty Compounds	118,726	106,577	347,422	317,109
Engineered Products	19,027	20,280	64,014	64,136

Net Sales*	$377,709	$348,672	$1,110,578	$1,030,842

Operating Earnings (Loss)
Custom Sheet and Rollstock	$22,147	$18,714	$55,350	$42,724
Color and Specialty Compounds	7,711	2,851	20,234	12,780
Engineered Products	1,840	25	6,210	(113)
Corporate / Other	(4,107)	(8,228)	(11,285)	(15,786)

Operating Earnings	$27,591	$13,362	$70,509	$39,605

*	Excludes inter-segment sales of $14,310, $11,315, $44,368 and $39,030, respectively, primarily from the Color and Specialty Compounds segment.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
12) Comprehensive Income
     Comprehensive income is an entity’s change in equity during the period from transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the quarters and nine months ended July 29, 2006 and July 30, 2005 is as follows:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net earnings	$10,614	$4,417	$30,179	$13,170
Foreign currency translation adjustments	(328)	824	788	667
Cash flow hedge adjustment	—	—	—	81

Total comprehensive income	$10,286	$5,241	$30,967	$13,918

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Historical Financial Statements
     The Company has restated herein its previously issued Consolidated Condensed Statements of Operations for the three and nine month periods ended July 30, 2005 and the Consolidated Condensed Statement of Cash Flows for the nine months ended July 30, 2005. This restatement excludes the $8.8 million fixed asset charge and related depreciation and tax impacts previously reported in the fiscal 2005 financial statements as detailed in Note 1 to our Consolidated Condensed Financial Statements. All affected amounts described in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated and all period-to-period comparisons are based on restated amounts.
Executive Summary
     Net sales for the third quarter and first nine months of fiscal 2006 increased 8% over the same periods of the prior year due to selling price increases across all segments and the impact of sales mix changes. The selling price increases reflect higher costs of plastic resin that we use to manufacture our products compared to the same periods in the prior year, the cost of which we eventually pass along to our customers as selling price increases.
     Operating earnings increased $14.2 million and $30.9 million in the third quarter and the first nine months of this year from the same periods of the prior year. The fiscal 2006 operating earnings for the third quarter and first nine months includes $0.6 million and $1.9 million of stock option expense from the adoption of SFAS 123(R), effective for the Company as of the beginning of fiscal 2006. In addition, the quarter and first nine months operating earnings reflect the impact of special items (consisting of restructuring and exit costs in fiscal 2005 and 2006, and former CEO retirement and fixed asset charge in fiscal 2005). Special items were $0.4 million and $1.3 million in the third quarter and first nine month of fiscal 2006 and $8.3 million and $17.8 million in the third quarter and first nine months of fiscal 2005. Excluding the impacts of stock option expense and special items, operating earnings increased $6.9 million and $16.3 million in the third quarter and first nine months, respectively. The increases for both periods were primarily due to increases in material margin which were partially offset by increases in certain conversion costs, mainly higher utilities and freight resulting from higher energy prices. The increases in utilities and freight were mitigated by decreases in labor-related costs resulting from our restructuring activities.
     In the third quarter of fiscal 2006, we completed a $50 million debt private placement and amended our U.S. unsecured bank credit facility which increased our borrowing availability from $200 million to $300 million. We used the proceeds from the private placement and borrowings from our amended credit facility to redeem our $150 million convertible subordinated debentures. This redemption resulted in a $5.5 million charge for early debt extinguishment costs. We continue to generate strong cash flows from operations which has allowed us the flexibility to restructure our debt to minimize our cost of borrowing and pay down debt. On a net debt basis (total debt less cash), we have paid down $65.4 million in the first nine months of fiscal 2006. Net debt is a non-GAAP measure; refer to the non-GAAP reconciliation at the end of this item. In addition, we continued to make progress on our restructuring activities by completing the consolidation of three Color and Specialty Compounds production facilities into one plant in the early portion of our fourth quarter.
Consolidated Results
     Net sales were $377.7 million and $1,110.6 million for the quarter and nine months ended July 29, 2006, representing an 8% increase over the same periods of the prior year. The following table presents components of the sales percentage changes for both periods:

	Three	Nine
	Months	Months
Underlying volume	2%	—%
Disposition of business	(1)	(1)
Price/Mix	7	9

	8%	8%

     Underlying volume for both period comparisons was impacted by the loss of volume associated with the sale of assets of an operation in our Engineered Products segment in the first quarter of fiscal 2006. Excluding the negative volume impact of this loss, underlying volume increased 3% and 1% in the third quarter and nine months of the current year from the same periods of the prior year. This underlying volume growth reflects increases in sales to our Custom Sheet and Rollstock segment, partially offset by a decrease in volume sold from our other two segments. The disposition of business impact reflects lost pounds from the sale of our corrugated sheet operation in the Custom Sheet and Rollstock segment in the fourth quarter of fiscal 2005. The price/mix impact for both period comparisons reflects the management of selling prices for changes in raw material and conversion costs, as well as the impact of sales mix changes.
     The subsequent table presents net sales, cost of sales components, and resulting gross margin in dollars and on a per pound sold basis for the quarter and nine months ended July 29, 2006 compared to the same periods of the prior year. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs which are presented in the subsequent table. We present cost of sales components on a per pound sold basis versus as a percentage of net sales because these percentage ratios are distorted by significant changes in resin costs that are passed through to customers as changes to selling prices which materially affect the margin percentages but do not impact gross margin dollars.

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
				(Restated)
Dollars and Pounds (in millions)
Net sales	$377.7	$348.7	$1,110.6	$1,030.8
Material costs	246.4	225.1	723.3	663.4

Material margin	131.3	123.6	387.3	367.4
Conversion costs	82.9	83.7	256.5	253.5

Gross margin	$48.4	$39.9	$130.8	$113.9

Pounds Sold	372.5	365.5	1,092.1	1,093.5

Dollars per Pound Sold
Net sales	$1.014	$.954	$1.017	$.943
Material costs	.662	.616	.662	.607

Material margin	.352	.338	.355	.336
Conversion costs	.222	.229	.235	.232

Gross margin	$.130	$.109	$.120	$.104

     The increases in net sales and material costs per pound sold in the quarter and nine months ended July 29, 2006 reflect sales mix changes and the management of selling prices in response to changes in costs. For both period comparisons, the prices of the Company’s major resins increased between 0% to 10% and approximately 4% on a weighted average basis. Material margin per pound sold increased 1.4 and 1.9 cents, respectively in the third quarter and first nine months of fiscal 2006 compared to the same periods of the prior year. These increases reflect our focused efforts on managing margins for changes in resin and certain conversion costs as well as the favorable impact of a higher mix of sheet sales.
     Conversion costs per pound sold decreased 0.7 cent in the third quarter and increased 0.3 cent in the first nine months of fiscal 2006 compared to the same periods of fiscal 2005. These changes reflect increases in utilities and freight rates from higher energy costs and a decrease in other costs as a result of our fiscal 2005 restructuring efforts. We initiated the consolidation of three Color and Specialty Compounds production facilities into one plant in the fourth quarter of fiscal 2005 and began construction of a new Custom Sheet and Rollstock production facility in the second quarter of fiscal 2006 into which three existing production facilities will be consolidated. We estimate the Color and Specialty Compounds consolidation to reduce annual conversion costs by $3 million upon completion in the fourth quarter of fiscal 2006 and the Custom Sheet and Rollstock consolidation to reduce annual conversion costs by $2.5 million upon completion by the end of fiscal 2007. The majority of these estimated savings will be from reductions in labor-related costs and we expect these savings to mitigate increases in other conversion costs. Refer to Note 3 to our Consolidated Condensed Financial Statements for additional detail regarding these restructuring efforts.
     Selling, general and administrative expenses were $19.3 million and $55.4 million in the third quarter and first nine months of fiscal 2006 representing a $2.4 million and $2.8 million increase, respectively, over the third quarter and first nine months of fiscal 2005. The impact of expensing stock options from the adoption of SFAS 123(R) beginning in the first quarter of fiscal 2006 (see subsequent discussion) resulted in $0.5 million and $1.7 million of additional selling, general and administrative expense in the third quarter and first nine months of fiscal 2006. Excluding stock option expense, expense increased $1.8 million and $1.1 million in the third quarter and first nine months of fiscal 2006 over the same periods of the prior year. The $1.8 million third quarter increase, excluding the impact of stock option expense, was primarily due to higher bad debt expense, costs associated with our company-wide Oracle information system implementation and increases in labor-related costs. The $1.1 million increase in the year to date period comparison, excluding the impact of stock option expense, was primarily due to the information system implementation, increases in labor-related costs and a decrease in foreign currency income, partially offset by savings from the termination of the Company’s airplane lease in the third quarter of fiscal 2005 and other corporate cost reduction efforts.
     Amortization of intangibles was $1.2 million and $3.6 million in the third quarter and first nine months of fiscal 2006 compared to $1.3 million and $3.9 million in the third quarter and first nine months of fiscal 2005. The decrease in both periods reflects the final amortization of shorter-term intangibles acquired in fiscal 2002.
     In the fourth quarter of fiscal 2005, we initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania. This restructuring activity resulted in $0.3 million and $1.3 million of cash restructuring expense in the third quarter and first nine months of fiscal 2006 which primarily related to equipment moving and employee severance costs. This consolidation was completed in the early portion of the fourth quarter of fiscal 2006. In the second quarter of fiscal 2006, we began construction of a new Custom Sheet and Rollstock production facility in Greenville, Ohio into which three existing production facilities will be consolidated. We expect to complete the construction and move of the existing operations into the new facility by the end of fiscal 2007. We estimate that we will incur $0.5 million of cash restructuring expenses, primarily employee severance and equipment moving, related to this consolidation.
     In the second quarter of fiscal 2005, we initiated several strategic changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involved the consolidation, sale or closing of seven plant facilities, the shut-down of a calendar film line and other cost reduction efforts including the termination of the Company’s airplane lease. These activities resulted in $4.6 million of restructuring and exit costs in the third quarter of fiscal 2005 and $12.3 million in the first nine months of fiscal 2005. These charges were comprised of $9.4 million of non-cash fixed asset write-downs, $1.4 million of non-cash write-down for goodwill impairment and $1.5 million of cash restructuring charges. As of July 29, 2006, these restructuring activities are substantially complete, and we had one facility and one calender film line held for sale remaining from these activities.
     In the third quarter of fiscal 2005, we entered into a Retirement Agreement with the former chief executive officer of the Company. This resulted in a $3.6 million charge, of which $.8 million represented a non-cash charge.
     As part of the Company’s Sarbanes-Oxley compliance process, management initiated a complete physical count of the Company’s property, plant and equipment in the first quarter of fiscal 2005. The counts were reconciled to balances recorded in the Company’s books and records, and $8.8 million of equipment that no longer existed was identified and written off. Because the $8.8 million fixed asset charge relates to years prior to fiscal 2005 and was material to the fiscal 2005 results, the Company has concluded that the charge should be reflected in prior periods. During the count process, management also identified equipment that exists and that management has elected to liquidate. The decision to liquidate these assets resulted in a $1.9 million fixed asset impairment charge which is included in the results for the nine months ended July 30, 2005. The $1.9 million of write-offs is included in the special items table below.

     The following table presents the impact of special items on segment operating earnings (in millions):

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Restructuring and Exit Costs
Custom Sheet & Rollstock	$0.1	$0.1	$––	$3.1
Color & Specialty Compounds	0.3	3.8	1.3	6.5
Engineered Products	––	––	––	1.9
Corporate	––	0.8	––	0.8

TOTAL	$0.4	$4.7	$1.3	$12.3

Former CEO Retirement
Custom Sheet & Rollstock	$––	$––	$––	$––
Color & Specialty Compounds	––	––	––	––
Engineered Products	––	––	––	––
Corporate	––	3.6	––	3.6

TOTAL	$––	$3.6	$––	$3.6

Fixed Asset Charge (Restated)
Custom Sheet & Rollstock	$––	$––	$––	$0.6
Color & Specialty Compounds	––	––	––	0.5
Engineered Products	––	––	––	0.8
Corporate	––	––	––	––

TOTAL	$––	$––	$––	$1.9

Subtotal – Special Items
Custom Sheet & Rollstock	$0.1	$0.1	$––	$3.7
Color & Specialty Compounds	0.3	3.8	1.3	7.0
Engineered Products	––	––	––	2.7
Corporate	––	4.4	––	4.4

TOTAL	$0.4	$8.3	$1.3	$17.8

Adoption of SFAS 123(R)
     In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123 and no expense related to stock options was recognized in our results of operations. We have implemented SFAS 123(R) using the modified prospective transition method, which requires the expensing of stock options upon adoption without restating prior periods. Compensation expense related to stock options was $0.6 million and $1.9 million in the third quarter and first nine months of fiscal 2006. The adoption of SFAS 123(R) reduced diluted earnings per share by 1.4 cents in the third quarter and 4.4 cents in the first nine months of fiscal 2006 and we expect the impact to approximate 6 cents per diluted share for fiscal 2006. The following table presents the impact of the adoption of SFAS 123(R) and resulting stock option expense on segment operating earnings (in millions):

	Three Months	Nine Months
	Ended	Ended
	July 29,	July 29,
	2006	2006
Custom Sheet and Rollstock	$0.2	$0.6
Color and Specialty Compounds	0.1	0.4
Engineering Products	—	0.1
Corporate	0.3	0.8

	$0.6	$1.9

     Interest expense, net was $5.0 million and $16.4 million in the third quarter and first nine months of fiscal 2006 compared to $6.4 million and $19.2 million in the third quarter and first nine months of fiscal 2005. These decreases were due to the benefit realized from our significant debt pay-down in the second half of fiscal 2005 and first nine months of fiscal 2006. The lower debt levels were partially offset by a higher average interest rate.

     In the third quarter of fiscal 2006, we redeemed all $150 million of our convertible subordinated debentures resulting in $3.8 million of early-payment premium and $1.7 million of non-cash write-off of unamortized debt issuance costs which were reported in total as early debt extinguishment costs.
     Our effective tax rate was 37.7% and 37.9% in the third quarter and first nine months of fiscal 2006 compared to 36.9% and 35.4% in the third quarter and first nine months of fiscal 2005. The lower prior year tax rate reflects a first quarter reduction in deferred tax liabilities associated with state tax planning strategies. The effective tax rate in the third quarter and first nine months of fiscal 2006 was impacted by the expensing of stock options from the adoption of SFAS 123(R) and pre-tax losses generated from our Donchery, France operation for which no tax benefit has been recorded. The impact of stock option expensing increased our effective tax rate by 0.6% in the third quarter and first nine months of fiscal 2006, and the impact of not benefiting the Donchery, France operation’s losses had no impact on our effective tax rate in the third quarter of fiscal 2006, but increased our tax rate 0.6% in the first nine months of fiscal 2006. The net operating loss carryforwards in France do not expire, and we expect to recognize an associated tax benefit when this operation generates a level of pre-tax earnings sufficient to offset cumulative historical pre-tax losses. Since January 1, 2006, we have not recorded the benefit of a research and development tax credit which has not been renewed through legislation. The impact of not recording this credit for seven of the first nine months of fiscal 2006 was an increase in our effective tax rate of 0.7%. If this legislation is renewed, we expect to recover this benefit. Without this research and development tax credit, we expect our effective tax rate to approximate 38% for fiscal 2006.
     We reported net earnings of $10.6 million and $30.2 million for the third quarter and first nine months of fiscal 2006 compared to $4.4 million and $13.2 million in the third quarter and first nine months of fiscal 2005. These amounts reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales increased by 8% to $240.0 million and $699.1 million in the quarter and nine months ended July 29, 2006 from $221.8 million and $649.6 million in the corresponding periods of the prior year. These increases were caused by the following factors:

	Three Months	Nine Months
Underlying volume	8%	5%
Disposition of business	(1)	(1)
Price/Mix	1	4

	8%	8%

     For both period comparisons, the increases in underlying volume is primarily due to additional sales of lower-priced pallet material to this segment’s largest customer and incremental sales from our Mexico operation to a large customer selling to the home appliance market. The disposition of business impact represents pounds lost from the sale of our corrugated sheet business in the fourth quarter of fiscal 2005. The price/mix impact for both period comparisons reflects the management of selling prices for changes in raw material and conversion costs, partially offset by the mix impact of an increase in volume sold of lower per pound priced products.
     This segment’s operating earnings for the third quarter and first nine months of fiscal 2006 were $22.1 million and $55.4 million which compared to $18.7 million and $42.7 million in the same periods of fiscal 2005. The increase in operating earnings for the nine month period was impacted by a decrease in special items of $3.6 million and the impact of the adoption of SFAS 123(R). Excluding the impact of special items and stock option expense, operating earnings increased $3.6 million and $9.7 million in the third quarter and first nine months of fiscal 2006 compared to the same periods of the prior year. The increases for both periods were driven by higher volume sold and an increase in material margin from our focused efforts to manage margins for changes in resin and certain conversion costs, partially offset by higher conversion costs, primarily freight and utilities costs. Improvements from our Ramos Arizpe, Mexico and Donchery, France sheet operations contributed to the operating earnings increase in the first nine months of fiscal 2006 compared to the first nine months of the prior year as these operations continue to benefit from increased sales volume and improved operational efficiencies.

Color and Specialty Compounds Segment
     Net sales increased by 11% and 10% to $118.7 million and $347.4 million in the third quarter and first nine months of fiscal 2006 from $106.6 million and $317.1 million in the third quarter and first nine months of fiscal 2005. These percentage increases were caused by the following factors:

	Three Months	Nine Months
Underlying volume	(3)%	(3)%
Price/Mix	14	13

	11%	10%

     Approximately 1% of the 3% decrease in underlying volume for both periods was due to higher sales to our other two reporting segments which are eliminated in consolidation. The remaining 2% decrease for both periods was due to lower volume of tolling products caused by customer-specific decreases in their business volumes. Tolling product, which represents customer-provided material that we compound for a conversion fee, comprises slightly less than a fourth of this segment’s volume. The remaining volume of this segment is represented by proprietary products which include engineered compounds and color concentrates which are made using proprietary formulas and manufacturing processes. Sales volumes of proprietary products were flat for the third quarter comparison and down 1% in the nine month comparison. These changes reflect disruptions associated with our Donora consolidation efforts, particularly in the first and third quarters of the current year, which required us to temporarily decrease our capacity while we physically moved production lines. The move of production lines from our former Donora II and Arlington facilities to the Donora facility substantially occurred in the first and third quarter of this year, respectively. The price/mix increase for both period comparisons reflects increases of selling prices for changes in raw material and conversion costs and a favorable shift in mix towards higher sales price per pound proprietary products.
     This segment’s operating earnings for the third quarter and first nine months of fiscal 2006 were $7.7 million and $20.2 million which compared to $2.9 million and $12.8 million in the same periods of the prior year. The increase in operating earnings for both periods was impacted by a decrease in special items of $3.5 million and $5.8 million in the third quarter and first nine months comparison and the implementation of SFAS 123(R). Excluding the impact of special items and stock option expense, operating earnings increased $1.5 million and $2.0 million in the third quarter and first nine months of fiscal 2006 compared to the same periods of the prior year. The increases for both periods were driven by an increase in mix of higher margin sales and an increase in material margin dollars due to our focused efforts to manage margins for changes in resin and certain conversion costs, partially offset by the impact of higher freight and utilities included in conversion costs.
Engineered Products Segment
     Net sales were $19.0 million and $64.0 million for the third quarter and first nine months of fiscal 2006 versus $20.3 million and $64.1 million in the comparable periods of the prior year which represent a 6% decrease in sales for the third quarter and flat sales for the first nine months to date. These percentage changes were caused by the following factors:

	Three Months	Nine Months
Underlying volume	(15)%	(8)%
Price/Mix	9	8

	(6)%	—%

     The underlying volume decrease reflects the sale of assets of an operation which was part of our fiscal 2005 restructuring activities. Excluding the negative volume impact of these sold assets, underlying volume decreased 7% for the quarter and 2% for the nine month comparable periods. The decreases reflect lower sales volume of wheels to the lawn and garden market due to a more compressed build season for wheels in the current year and a lower volume sold of profile products to the building and construction market in both period comparisons. The positive impact of price/mix reflects the management of selling prices for changes in raw material and conversion cost fluctuations as well as a favorable shift in mix towards higher selling price per pound wheels.
     This segment’s operating earnings for the third quarter and first nine months of fiscal 2006 were $1.8 million and $6.2 million which compared to twenty-five thousand dollars of operating earnings and an operating loss of $0.1 million in the same periods of the prior year. The increase in operating earnings for both periods was impacted by a reduction in special items of five thousand dollars and $2.7 million in the third quarter and first nine months of fiscal 2006 and the impact of the adoption of SFAS 123(R). Excluding the impact of special items and stock option expense, operating earnings increased $1.8 million and $3.7 million in the third quarter and first nine months of fiscal 2006 compared to the same periods of the prior year. The increases for both periods were mostly driven by profitability improvement in our wheels and profiles businesses resulting primarily from reductions in labor-related costs.
Corporate
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to the three operating segments. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $4.1 million and $11.3 million in the third quarter and first nine months of fiscal 2006 and $8.2 million and $15.8 million in the comparable periods of the prior year. The comparison for both periods was impacted by a reduction in special items of $4.4 million and the impact of the adoption of SFAS 123(R). Excluding the impact of special items and stock option expense, corporate expenses remained flat in the third quarter comparison and decreased $1.0 million in the first nine months comparison. The decrease in the first nine month comparison was mostly due to the termination of the Company’s airplane lease in the third quarter of fiscal 2005 and other cost reduction efforts.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, finance strategic business and outsourcing acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the first nine months of fiscal 2006 and 2005:

	Nine Months Ended
	July 29,	July 30,
	2006	2005
Cash Flows (in millions)
Net cash provided by operating activities	$88.7	$64.6
Net cash used for investing activities	(12.0)	(32.4)
Net cash used for financing activities	(75.2)	(65.1)
Effect of exchange rate changes	—	—

Increase (decrease) in cash and equivalents	$1.5	$(32.9)

     Net cash provided by operating activities was $88.7 million in the first nine months of fiscal 2006 compared to $64.6 million in the first nine months of the prior year. Of this $24.1 million increase, $10.0 million was attributed to changes in current assets and liabilities and the remaining increase was driven by an increase in cash earnings. The improvement from changes in current assets and liabilities reflects our focused effort to reduce net working capital to improve cash flow. We had an improvement in days sales outstanding of our quarter-end accounts receivable balance from 54 days at the end of July 2005 to 50 days at the end of July 2006. In addition, our quarter-end inventory turns improved from 8.2 times at the end of July 2005 to 10.0 times at the end of July 2006.
     The Company’s primary investing activities are capital expenditures in the plastics industry. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements and to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first nine months of fiscal 2006 were $14.4 million compared to $31.3 million for the same period of fiscal 2005. The $16.9 million decrease in capital expenditures was due to capacity expansions made in the prior period for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products segment, and the addition of certain lines in our U.S. sheet business. In the fourth quarter of fiscal 2006, we expect to spend approximately $2 million related to the new Custom Sheet and Rollstock production facility in Greenville, Ohio. In addition, we expect to incur approximately $2 million for the Mexico expansion and $1 million for our information system implementation in the fourth quarter of fiscal 2006. We expect capital expenditures to approximate $25 million in fiscal 2006 including a normal fourth quarter expenditure and the aforementioned incremental significant projects.

     Net cash used for financing activities totaled $75.2 million for the first nine months of fiscal 2006 and $65.1 million for the same period of fiscal 2005. The use in the current period includes proceeds from the issuance of $50 million of private placement debt and $39.9 million of borrowings from our credit facility along with cash provided by operating activities to redeem our $150 million of subordinated debentures and fund a related $3.8 million early payment premium. Cash used for financing activities in the current period also includes $11.9 million to pay dividends. On a net debt basis, we decreased our net debt position by $65.4 million in the first nine months compared to a decrease of $15.0 million for the same period of fiscal 2005. Net debt is a non-GAAP measure; refer to the non-GAAP reconciliation at the end of this section. The $50.4 million net debt period-over-period improvement reflects the positive improvement in cash flow provided by operating activities as well as lower capital expenditures.
     Overall, cash increased $1.5 million in the first nine months of fiscal 2006 due to the factors noted above. This increase compares to a $32.9 million decrease in cash in the first nine months of fiscal 2005 which reflects the use of cash to pay down debt subsequent to the expiration of an interest rate swap agreement.
Financing Arrangements
     In the third quarter of fiscal 2006, we amended our U.S. unsecured bank credit facility agreement which increased our total availability from $200 million to $300 million and extended the term to June 2, 2011. Interest on the bank credit facility is payable at a rate we may choose of Prime or Eurodollar rate plus a 0.625% to 1.0% borrowing margin, and requires a fee of 0.125% to 0.2% on the unused portion of the facility. Borrowings under the amended bank credit facility will be classified as long-term because no paydowns are required within the next 12 months and we have the ability to keep the balances outstanding over the next 12 months. The bank credit facility requires the Company to meet certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements.
     In the third quarter of fiscal 2006, we completed a $50 million private placement of 5.78% Senior Notes which are payable on June 5, 2011. The notes do not require annual principal payments and are pre-payable at our option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year. We used the proceeds from these notes and our new unsecured bank credit facility to redeem our $150 million convertible subordinated debentures. We incurred $3.8 million of early-payment premiums and $1.7 million of non-cash write-offs of unamortized debt issuance costs as early debt extinguishment costs in the third quarter of fiscal 2006 related to the redemption of the debentures.
     As of July 29, 2006, the weighted average interest rate on all of our outstanding debt was 5.7% and we had $225.0 million of total availability under our credit facilities. At July 29, 2006, our credit facilities contained certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with our covenants through the third quarter of fiscal 2006 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Outlook
     As we move to the fourth quarter of fiscal 2006, we expect a slowdown in demand growth from the automotive and housing sectors as well as challenging fourth quarter volume comparables with the higher volume created by FEMA sales in the manufactured housing and RV markets in the prior year fourth quarter. However, we expect to mitigate the earnings impact of these items with improved fourth quarter comparables of material margins and conversion costs. Refer to the Cautionary Statements Concerning Forward-Looking Statements located subsequently in Item 2.

Other Matters
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. Our subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of fiscal 2005, it had paid its total commitment of $0.3 million towards this study. As of the end of July 2006, we had $0.1 million accrued related to this issue representing approximately one year of legal fees. In the first quarter of fiscal 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. We have not recorded an accrual related to future funding of the environmental study cost overrun or other costs that may result from resolution of this issue due to several uncertainties involved with the outcome of this issue including (i) whether or not the subsidiary will agree to continue voluntarily participating with the other members of the group in further funding of the environmental study, any future studies, or any remediation activities, (ii) the number of other parties that may be identified as participants in the future and the uncertainty of the level of participation by each of the parties ultimately named, (iii) our belief that the subsidiary’s contribution in polluting the Lower Passaic River is negligible compared to many other companies either already named or likely to be named as potentially responsible parties, (iv) the fact that many of the other companies named in the directive and investigation are significantly larger than our subsidiary in terms of market capitalization, and (v) the timing or amount of the eventual determinations of the damage to the river, the remedial steps required, the responsible parties and any resulting remediation costs or assessments for which the subsidiary may be liable. We believe that it is possible that our ultimate liability resulting from this issue could materially differ from our July 29, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
     In the third quarter of fiscal 2006, we received a letter from the Securities and Exchange Commission (“SEC”) in connection with its review of the Company’s fiscal 2005 Form 10-K and the first quarter of fiscal 2006 Form 10-Q. We are continuing to address two of the original eight questions asked by the SEC by (i) filing a Form 10-K/A to restate the fiscal 2005 financial statements for the elimination of the $8.8 million fixed asset charge and related depreciation and tax impacts, and recording the charge in prior periods and (ii) discussing whether we should disclose other portions of our business as operating segments in addition to our three reported operating segments.
     The plastic resins we use in our production processes are derived from crude oil or natural gas, which are available from a number of domestic and foreign suppliers. Historically, our raw materials have been only somewhat affected by supply, demand and price trends of the petroleum industry; however, more recently the unusually high price of crude oil and natural gas has had a greater impact on increasing the price of plastic resins, our most significant raw material. We currently expect this pricing relationship to continue in the foreseeable future. Past trends in resin pricing, periods of anticipated or actual shortages of a particular resin, and changes in supplier capacities can also have an impact on the cost of our raw materials during a particular period. Price spikes in crude oil and natural gas along with the political unrest in oil-producing countries have resulted in high pricing pressures in the most recent three years which resulted in dramatic increases in the prices of our raw materials. In prior years, we were able to minimize the impact of such price increases in raw material costs by controlling our inventory levels, increasing production efficiencies, passing through price changes to customers and negotiating competitive prices with our suppliers. These pricing changes have been difficult for us to manage and we increased selling prices to customers significantly in the most recent three years to help maintain our material margin per pound sold. While we will continue to implement the actions noted above to help minimize the impact of price changes on our margins, the direction, degree of volatility and our ability to manage future pricing changes is uncertain.

Significant Accounting Policies, Estimates and Judgments
     Our significant accounting policies, estimates and judgments, which we believe are the most critical to aid in fully understanding and evaluating our reported results are disclosed in our fiscal 2005 Form 10-K. We have updated such disclosures related to valuation of goodwill as follows:
     Valuation of Goodwill — We conduct a formal impairment test of goodwill on an annual basis on the first day of the Company’s fiscal fourth quarter and prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair values of each reporting unit to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We believe our estimates of the underlying components of fair value are reasonable. However, should actual results not meet our expectations or assumptions change in future years, our impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.

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
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact the Company’s operations and results include:
(a)	adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types we produce;

(b)	material adverse changes in the markets we serve, including the transportation, packaging, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(c)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(d)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(e)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(f)	our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings;

(g)	our failure to compete effectively with companies offering products based on alternative technologies and processes that may be more competitive in price or better in performance;

(h)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(i)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(j)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(k)	our inability to develop and launch new products successfully;

(l)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments; and

(m)	weaknesses in internal controls.
We assume no duty to update our forward-looking statements, except as required by law.

Non-GAAP Reconciliation
     Net debt is defined as total long-term debt including current maturities less cash and equivalents. We believe that because cash can be used to repay debt, netting cash against debt provides a meaningful measurement of our leverage and changes to our borrowing position. Net debt should not be considered as an alternative to total debt determined in accordance with GAAP. The following presents the Company’s net debt balances as of the end of the last two fiscal years and third fiscal quarters, and changes between each period (in millions):

	July 29,	October 29,	July 30,	October 30,
	2006	2005	2005	2004
Current maturities of long-term debt	$6.9	$11.2	$18.3	$18.0
Long-term debt	309.2	368.8	407.9	456.1

Total debt	316.1	380.0	426.2	474.1
Less: Cash and equivalents	(6.1)	(4.6)	(8.4)	(41.3)

Net debt	$310.0	$375.4	$417.8	$432.8

First nine months of fiscal year change	$(65.4)		$(15.0)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.
Changes in Internal Controls
     There was no change in the Company’s internal control over financial reporting during the quarter ended July 29, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Restatement of Prior Year Financial Statements
     In the first half of fiscal 2005, management initiated a complete physical count of the Company’s property, plant and equipment. The counts were reconciled to balances recorded in the Company’s books and records, and $8.8 million of equipment that no longer existed was identified and written off. At that time, the controls over property, plant and equipment were considered to be a material weakness in the Company’s internal controls. In the third quarter of fiscal 2005, we implemented new policies and procedures over the controls for existence and accuracy of these assets and subsequently tested these controls to determine they were operating as intended.
     As the result of a review of our 2005 annual report on Form 10-K by the Securities and Exchange Commission, the Company concluded that it should restate its previously issued financial statements to reflect a change in the timing of reporting $8.8 million of the non-cash fixed asset charge in fiscal 2005. The Company had previously reported this amount in its fiscal 2005 results with a separate footnote to fully present the issue identified in fiscal 2005. Because the $8.8 million fixed asset charge relates to years prior to fiscal 2005 and was material to fiscal 2005 results, the Company has concluded that the charge should be reflected in prior periods. Accordingly, this amount and related depreciation and tax impacts have been excluded from our previously issued fiscal 2005 results including the portion of this charge previously reported in results for the three and nine month periods ended July 30, 2005. This restatement had no impact on the October 29, 2005 balance sheet or the financial results reported for fiscal 2006.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     Repurchases of equity securities during the third quarter of fiscal 2006 are listed in the following table:

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares That May
			Publicly	Yet Be Purchased
	Total Number		Announced Plans	Under the Plans
	Of Shares	Average Price	or	or
Period	Purchased	Paid per Share	Programs	Programs
May 2006	—	$—	—	512,800
June 2006	—	—	—	512,800
July 2006	—	—	—	512,800

Total	—	$—	—	512,800

     In October 2004, the Company’s Board of Directors authorized the repurchase of up to 1 million shares under the October 2004 program. The maximum number of shares that may yet be purchased under this program is 512,800.
Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

10.1	Executive Severance and Noncompetition Policy, as adopted March 7, 2006, including forms of Severance and Noncompetition Agreements entered into with the Registrant’s Executive Officers, incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 9, 2006

10.2	Note Purchase Agreement, incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on June 8, 2006.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION
(Registrant)

Date: September 6, 2006	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)