Form 10-K/A
period 2005-10-29
SPARTECH CORP
filed 2006-10-30
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Secion 13 or 15(d) of the Act. YES ☐     NO ☐
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

SPARTECH CORPORATION
FORM 10-K/A FOR THE YEAR ENDED OCTOBER 29, 2005

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A is filed by Spartech Corporation (“the Company”) to amend the Company’s Annual Report on Form 10-K for the year ended October 29, 2005 originally filed with the Securities and Exchange Commission (“SEC”) on January 11, 2006 (“Original Filing”). As a result of a review of our 2005 annual report on Form 10-K by the Securities and Exchange Commission, the Company concluded on September 5, 2006 that it should restate its previously issued financial statements for fiscal 2005 and prior years to reflect a change in the timing of $8.8 million of the non-cash fixed asset charge originally reported in early fiscal 2005. This amount related to equipment that the Company determined was previously disposed or recorded in error upon acquisition of businesses based on physical counts completed in fiscal 2005. Because the entire $8.8 million fixed asset charge relates to years prior to fiscal 2005 and was material to the fiscal 2005 results, the Company concluded that the charge should be reflected in prior periods.
As noted above and more fully described in Note 1 to the Consolidated Financial Statements, the purpose of this restatement is to exclude the fixed asset charge and related depreciation and tax impacts previously reported in fiscal 2005 and properly include the impacts in prior periods as well as other changes. This Amendment No. 1 on Form 10-K/A amends the following for the change in timing of recording the fixed asset charge and related depreciation and tax impacts:
•	Item 1 (Business) to reflect changes to operating earnings by reporting segment.

•	Item 6 (Selected Financial Data) to reflect changes to Statement of Operations Data, Per Share Information, Balance Sheet Data and Ratios/Other Data.

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect the changes to Executive Summary, Results of Operations and Cash Flow.

•	Item 8 (Financial Statements and Supplementary Data) to reflect changes to the Company’s financial statements and notes thereto, including changes to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity, Consolidated Statements of Cash Flows, the addition of Note 1 to the Consolidated Financial Statements “Restatement of Historical Financial Statements”, changes to Note 20 to the Consolidated Financial Statements “Quarterly Financial Information” as well as other Notes which present restated financial information, and the reissued report of the Company’s independent registered public accounting firm.

•	Item 9A (Controls and Procedures) to reflect changes to the disclosure of the internal control impact of our fixed asset charge.
In addition to the changes denoted above, this Form 10-K/A also reflects changes impacting the disclosure of (i) the nature of our operating segments and rationale for aggregating the operating segments into two segments and one group in Item 1 and Note 18 to the Consolidated Financial Statements “Segment Information” in Item 8, (ii) disclosure of the Company’s accounting policy regarding the valuation of goodwill in Item 7 and Note 2 to the Consolidated Financial Statements “Significant Accounting Policies” in Item 8, and (iii) disclosure of the Company’s period end restructuring liability in Note 4 to the Consolidated Financial Statements “Restructuring” in Item 8.
No other changes have been made to the Company’s annual report except those items previously listed and this amendment is not intended to update other information presented in the annual report as originally filed. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A. Included in this Form 10-K/A is quarterly information within Note 1 to the Consolidated Financial Statements which amends previously filed Quarterly Reports on Form 10-Q. The previously issued financial statements for fiscal 2005 and prior included in Form 10-Ks and Form 10-Qs should no longer be relied upon.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-K/A that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found in (i) the description of the Company’s business in Item 1, (ii) the description of legal proceedings in Item 3 and (iii) Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. These sections include statements about new products and market benefits, expected operating trends, future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.
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

PART I
Item 1. BUSINESS
General
     Spartech Corporation (the “Company”), together with its subsidiaries, is an intermediary processor of engineered thermoplastics. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products. Our products are sold to thousands of original equipment manufacturers and other customers in a wide range of end markets. We operate 42 production facilities in North America and one in Europe, and are organized into two reportable segments and one group based on the products we manufacture:
     Custom Sheet and Rollstock
     The Custom Sheet and Rollstock reportable segment sells its products to various manufacturers that use plastic components in their products. Our custom sheet and rollstock is utilized in several end markets including food/medical packaging, signs/advertising, spas, bathtubs and shower surrounds, burial vault liners, automotive and recreational vehicle components, home appliances and electronics, aircraft, boats and security windows. The Company is North America’s largest extruder of custom rigid plastic sheet and rollstock, operating 23 facilities in the United States, Canada, Mexico and France under the names Spartech Plastics and Spartech Polycast.
     Color and Specialty Compounds
     The Color and Specialty Compounds reportable segment is an aggregation of operating segments which sell custom-designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the food/medical packaging, automotive equipment, consumer electronics and appliances, roofing, wall coverings, and other end markets. We produce and distribute these products from 14 facilities in the United States, Canada, Mexico and France under the names Spartech Polycom, Spartech PEP, Spartech Contract Manufacturing Division (“CMD”), and Spartech Calendered and Converted Products Division.
     Engineered Products
     The Engineered Products group is comprised of three operating segments. The Spartech Industries operating segment has four facilities in the United States, Mexico and Canada and manufactures a number of proprietary items including thermoplastic tires and wheels for the medical, lawn and garden, refuse container, and toy markets and profile window frames and fencing for the building and construction market. The Spartech Townsend operating segment is a facility in the United States that manufactures and sells acrylic tubes and rods to a variety of industries. The Spartech Marine operating segment is a facility in the United States that manufactures and sells custom made doors, hatches, cabinets and windscreens to boat manufacturers.
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
     Benefits From Acquisitions
     We have completed four significant acquisitions of businesses over the past five years. Our successful integration of these acquisitions into our business has enabled us to achieve synergies and operating leverage through:
–	Greater geographic presence to service customers and respond to certain concentrated markets;

–	Broader product capabilities offered to our customers;

–	Centralized purchasing of raw materials and other cost synergies;

–	Improved resource utilization through manufacturing optimization; and

–	Greater absorption of fixed costs over an increased revenue base.

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
Business Segments
     We organize our 43 production facilities in North America and Europe in two reportable segments, Custom Sheet and Rollstock and Color and Specialty Compounds and one group, Engineered Products. In fiscal 2005, the Spartech PEP reporting unit was moved from the Custom Sheet and Rollstock segment to the Color and Specialty Compounds segment because we realigned management of the operations to better leverage our cost structure and coordinate our marketing and selling efforts. Segment operating results have been restated as if this change occurred at the beginning of the periods presented.
     Custom Sheet and Rollstock
     Net sales and operating earnings (consisting of earnings before interest, taxes and general corporate expenses) of the Custom Sheet and Rollstock segment for fiscal years 2005, 2004 and 2003 were as follows:

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Sales	$884.3	$729.8	$617.7
Operating Earnings (Restated)	65.1	71.3	62.3
     Products – Operating under the names Spartech Plastics and Spartech Polycast, this segment processes a variety of materials into single/multilayer sheets or rollstock and cell cast acrylic on a custom basis for end product manufacturers. The segment’s products are utilized in several end markets including packaging, transportation, building and construction, recreation, sign/advertising and aerospace.

     New Product Development – This segment is actively involved in the development of new product applications. These products include engineered sheets and rollstock using multiple layers of materials, often of different plastics and often using proprietary mixtures of plastic compounds. This segment offers end-product manufacturers a variety of solutions to design high-performance (such as lightweight, weatherable, formable/shapeable, high gloss/non-painted and durable) and environmentally friendly products at reduced costs. Our new product development efforts are coordinated at our 30,000 square foot Product Development Center located in Warsaw, Indiana.
     Manufacturing and Production – This segment operates 22 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. We extrude a wide variety of plastic resins, including ABS (acrylonitrile butadiene styrene), polycarbonate, polypropylene, acrylic, PET (polyethylene terephthalate), polystyrene, polyethylene, PVC (polyvinyl chloride) and PETG (polyethylene terephthalate glycol).
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
     Marketing, Sales and Distribution – The custom sheet and rollstock extrusion business has generally been a regional business supplying manufacturers within an estimated 500 mile radius of each production facility. This is due to shipping costs for rigid plastic material and the need for prompt response to customer requirements and specifications. The cell cast acrylic, outdoor sign, and spa markets, however, are more national in scope.
     We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. During 2005, we sold products of the Custom Sheet and Rollstock segment to a wide range of customers, including Sub-Zero Freezer Company, The ConAgra Brands, Inc., Jacuzzi Incorporated, Igloo Corporation, Textron, Inc. and Newell-Rubbermaid.
     Competition – The Custom Sheet and Rollstock processing segment is highly competitive. Because the Company manufactures a wide variety of products, we compete in different areas with many other companies. We compete generally on the basis of price, product performance, and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, exercise skill in raw material purchasing, achieve production efficiencies to make our products cost effective for our customers, and provide new product solutions to customer applications. Some of our primary competitors in the Custom Sheet and Rollstock segment are CYRO Industries, Kama Corporation, Primex Plastics Corporation, and Klockner-Pentaplast of America, Inc. We believe we compete effectively with these companies in each of these key areas.
     Color and Specialty Compounds
     Net sales and operating earnings (consisting of earnings before interest, taxes and general corporate expenses) of the Color and Specialty Compounds segment for fiscal years 2005, 2004 and 2003 were as follows:

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Sales	$430.9	$323.4	$273.8
Operating Earnings (Restated)	15.3	27.2	22.8

     Products – The Color and Specialty Compounds segment manufactures color concentrates, proprietary or custom-designed plastic compounds, specialty film laminates or acetates and calendered film for a large group of manufacturing customers that produce consumer appliance components, lawn and garden equipment, food and medical packaging, vehicle components, and numerous other products.
     Customers of the Color and Specialty Compounds segment range from major integrated manufacturers to sole-proprietor subcontractors that use injection molding, extrusion, blow molding and blown and cast film processes.
     New Product Development – This segment has well-equipped laboratory facilities, particularly the Spartech Polycom Technical Center in Donora, Pennsylvania. These laboratories operate testing and simulated end-use process equipment as well as small scale versions of our production equipment to ensure accurate scale-up from development to production. We create new specialty compounds by adding fillers and other additives to the base resins, in order to offer end-product manufacturers a variety of solutions for the design of high-performance and environmentally friendly products on a cost-efficient basis. In addition to compounding technology, the segment has developed enhanced capabilities to produce color concentrates and additives.
     Manufacturing and Production – This segment operates 13 manufacturing facilities in North America and one in Europe. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form, primarily polypropylene, polyethylene, polystyrene, ABS, TPO’s, and PVC. We also use colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The raw materials are mixed in a blending process and then normally extruded into pellets.
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
     Spartech CMD manufactures soundproofing materials and non-carpet flooring using a compounding and extrusion production process which produces rolls or stacks of finished product. Spartech CMD also manufactures plastic concentrates using a compounding process that transforms raw materials into pellets.
     Spartech Calendered and Converted Products Division manufactures colored, thin gauge vinyl films using film calendering, rotogravure printing and lamination processes.
     Marketing, Sales and Distribution – The Company generates most of the Color and Specialty Compounds segment’s sales in the United States and Canada but also sells to customers in Europe and Mexico. The Company sells the segment’s products principally through its own sales force, but also uses independent sales representatives. During 2005, the Company sold products of the Color and Specialty Compounds segment to customers including the Solo Cup Company, Lear Corporation, Igloo Corporation and Pactiv Corporation.
     Competition – The Color and Specialty Compounds segment operates in highly competitive markets. We compete with some companies which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We compete generally on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, and achieve production efficiencies to process the products profitably. Some of our primary competitors in the Color and Specialty Compounds segment are Ampacet Corporation, AMETEK, Westchester Plastics, A. Schulman, Inc., Ferro Corp., PolyOne Corporation, RheTech, Inc., and Washington Penn Plastic Co., Inc. We believe we compete effectively with these companies in each of these key areas.

     Engineered Products
     In the second quarter of 2005, we renamed this group Engineered Products from its former name of Molded and Profile Products. Net sales and operating earnings (consisting of earnings before interest, taxes, and general corporate expenses) of the Engineered Products group for fiscal 2005, 2004 and 2003 were as follows:

	Fiscal Year
	2005	2004	2003
	(in millions)
Net Sales	$81.7	$68.6	$64.6
Operating Earnings (Restated)	(3.5)	5.8	5.0
Products. This group manufactures injection molded and profile extruded products for a large group of intermediate and end-user customers. The group operates under three business names:
•	Spartech Industries produces plastic tire and wheel assemblies for the medical, lawn and garden, refuse container and toy markets, and high-performance molded urethane tires for the medical, material handling, lawn and garden, and recreational product applications. We also produce various injection molded and profile extruded products that complement the wheels and tire offerings and serve other industries, including window frames and fencing for the building and construction markets.

•	Spartech Marine specializes in the fabrication of acrylic and other custom products used in high-end marine applications.

•	Spartech Townsend manufactures acrylic rods and tubes used primarily in display, household and medical applications.
New Product Development – This group brings unique, recognized capabilities to our customers such as patented tread-cap wheel technologies and special fabrication of profile products. In addition, this group’s creativity, engineering and design principles enable us to effectively respond to customer needs in the niche markets in which we compete.
Manufacturing and Production – This group operates six manufacturing facilities in North America. The principal raw materials used in our manufacturing of molded, profile and other engineered products are PVC, acrylics, polyethylene and polypropylene. Our products in this group are generally manufactured either through injection molding or profile extrusion processes.
Marketing, Sales and Distribution – Spartech Industries, Spartech Marine and Spartech Townsend market their products throughout North America. We sell the group’s products principally through our own sales force, but also use independent sales representatives and wholesale distributors. During 2005, we sold products of the Engineered Products group to many customers, including MTD Products, Electrolux, Honda and Invacare.
Competition – The Engineered Products group is highly competitive and highly fragmented. Since we manufacture a wide variety of products, we compete in different areas with many other companies, some of which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources than we do. We generally compete on the basis of price, product performance and customer service. Important competitive factors in each of our businesses include the ability to manufacture consistently to required quality levels, meet demanding delivery times, and provide new product offerings. Some of our primary competitors in the Engineered Products segment are Bunzl Extrusion, Inc., Flex Technologies, Inc., Royal Group Technologies Limited, and Trintex Corporation. We believe we compete effectively with these companies in each of these key areas.
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

International Operations
     Information regarding our operations in various geographic segments is located in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
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

Item 2. PROPERTIES
     The Company operates in plants and offices aggregating approximately 4.0 million square feet of space. Approximately 1.7 million square feet of plant and office space is leased, with the remaining 2.3 million square feet owned by the Company. A summary of the Company’s principal operating facilities follows:
Custom Sheet and Rollstock

Location	Descriptions	Size in Square Feet	Owned/Leased

Arlington, TX	Extrusion plant & offices	135,000	Leased
Atlanta, GA	Extrusion plant & offices	85,000	Leased
Cape Girardeau, MO	Extrusion plant & offices	100,000	Owned
		14,000	Leased
Clare, MI	Extrusion plant & offices	31,000	Owned
Evanston, IL	Extrusion plant & offices	123,000	Leased
Greenville, OH	Extrusion plant & offices	80,000	Owned
		21,000	Leased
Hackensack, NJ	Cast acrylic plant & offices	81,000	Leased
La Mirada, CA	Extrusion plant & offices	64,000	Leased
Mankato, MN	Extrusion plant & offices	38,000	Owned
		57,000	Leased
McMinnville, OR	Extrusion plant & offices	40,000	Owned
Muncie, IN	Extrusion plant & offices	152,000	Owned
Paulding, OH	Extrusion plant & offices	71,000	Owned
		69,000	Leased
Phoenix, AZ	Cast acrylic plant & offices	33,000	Leased
Portage #1, WI	Extrusion plant & offices	113,000	Owned
		47,000	Leased
Portage #2, WI	Extrusion plant	54,000	Leased
Ramos Arizpe, Mexico *	Extrusion plant & offices	55,000	Owned
Richmond, IN	Extrusion plant & offices	54,000	Owned
		41,000	Leased
Sheboygan Falls, WI	Extrusion plant & offices	30,000	Owned
		30,000	Leased
Stamford, CT	Cast acrylic plant & offices	87,000	Leased
Warsaw, IN	Extrusion plant & offices	187,000	Owned
		93,000	Leased
Wichita, KS	Extrusion plant & offices	62,000	Owned
		110,000	Leased
Cornwall, Ontario	Extrusion plant & offices	48,000	Leased
Donchery, France *	Extrusion plant & offices	92,000	Owned
Granby, Quebec	Extrusion plant & offices	70,000	Owned

Subtotal		2,367,000

Color and Specialty Compounds

Location	Descriptions	Size in Square Feet	Owned/Leased

Arlington #1, TX	Compounding plant & offices	70,000	Leased
Arlington #2, TX	Compounding plant & offices	63,000	Leased
Cape Girardeau, MO	Compounding plant & offices	56,000	Owned
		60,000	Leased
Donora #1, PA	Compounding plant & offices	142,000	Owned
Donora #2, PA	Compounding plant & offices	88,000	Owned
Kearny, NJ	Compounding plant & offices	57,000	Owned
Lake Charles, LA	Compounding plant & offices	55,000	Owned
Lockport, NY	Compounding plant & offices	45,000	Owned
Manitowoc, WI	Compounding plant & offices	95,000	Owned
Newark, NJ	Extrusion plant & offices	61,000	Owned

Location	Descriptions	Size in Square Feet	Owned/Leased
Ramos Arizpe, Mexico *	Compounding plant & offices	50,000	Owned
Salisbury, MD	Calendering plant & offices	130,000	Owned
St. Clair, MI	Compounding plant & offices	72,000	Owned
Stratford, Ontario	Color plant & offices	72,000	Owned
Donchery, France *	Compounding plant & offices	25,000	Leased
		30,000	Owned

Subtotal		1,171,000

Engineered Products

Location	Descriptions	Size in Square Feet	Owned/Leased

Des Moines, IA	Cast acrylic plant & offices	72,000	Owned
Reynosa, Mexico	Injection molding plant	32,000	Leased
Rockledge, FL	Marine products plant	112,000	Leased
Tupelo, MS	Injection molding plant	104,000	Leased
Warsaw, IN	Injection molding plant & offices	41,000	Owned
Winnipeg, Manitoba	Profile plant & offices	47,000	Owned

Subtotal		408,000

Total		3,946,000

*	These plant locations represent joint production facilities for the Custom Sheet and Rollstock and Color and Specialty Compounds segments.
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

Item 6. SELECTED FINANCIAL DATA
     The selected financial and other data below for the last five fiscal years presents consolidated financial information of Spartech Corporation and subsidiaries and have been derived from our consolidated financial statements.
     Our operating history includes significant acquisitions; this data should be read with the selected historical consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K/A.

	Restated (a)
	Fiscal Year Ended
					(Unaudited)
	2005	2004	2003	2002	2001
		(in thousands, except per share data)
Statement of Operations Data:
Net Sales:
In Dollars	$1,396,860	$1,121,725	$956,160	$898,308	$937,059
In Pounds	1,472,000	1,383,000	1,207,000	1,179,000	1,170,000
Gross Profit	153,477	155,947	135,149	136,259	152,931
Depreciation & Amortization	39,380	33,704	30,336	26,964	34,024
Operating Earnings (b)	57,869	90,854	78,544	81,699	80,200
Interest Expense	25,195	25,436	24,965	26,816	34,821
Net Earnings	18,263	40,857	34,263	34,778	28,556

Per Share Information:
Earnings per Share-Diluted	$.57	$1.28	$1.16	$1.23	$1.07
Dividends Declared per Share	.48	.44	.40	.38	.38
Book Value per Share	12.93	12.81	10.84	9.78	7.93

Balance Sheet Data:
Working Capital (c)	$171,459	$198,253	$127,496	$110,082	$123,804
Working Capital as a percentage of Net Sales	12.3%	17.7%	13.3%	12.3%	13.2%
Total Debt	$379,955	$474,091	$383,819	$392,971	$443,353
Total Assets	1,075,548	1,133,284	917,237	865,618	814,183
Shareholders’ Equity	413,760	412,374	318,206	286,386	211,726

Ratios/Other Data:
Cash Flow from Operations	$105,018	$31,647	$69,485	$85,688	$69,022
Capital Expenditures	39,265	35,003	22,009	28,217	16,237
Operating Earnings per pound sold (actual)	3.9 ¢	6.6 ¢	6.5 ¢	6.9 ¢	6.9 ¢
Total Debt to Total Debt and Equity	47.9%	53.5%	54.7%	57.8%	67.7%
Number of Employees (actual)	3,500	3,750	3,325	3,475	3,300
Common Shares:
Outstanding at Year-End	31,988	32,180	29,352	29,285	26,700
Weighted Average-Diluted	32,311	33,468	29,567	28,379	28,696
Notes to table:
(a)	Amounts in the table have been restated as disclosed in Note 1 to the Consolidated Financial Statements. This restatement increased/ (decreased) previously reported operating earnings by $9,801, $(1,947), $258, $820 and $2,174 in fiscal 2005, 2004, 2003, 2002 and 2001, respectively.
(b)	Fiscal 2005 operating earnings were reduced by pre-tax charges of $20.1 million related to restructuring and exit costs ($10.1 million), a retirement settlement with our former CEO ($3.6 million), fixed asset charges ($1.9 million) and goodwill impairment ($4.5 million). Fiscal 2004, 2003 and 2002 operating earnings were reduced by pre-tax fixed asset charges of $3.5 million, $1.0 million and $0.3 million, respectively. Fiscal 2001 operating earnings were reduced by pre-tax charges of $12.2 million related to restructuring and exit costs ($3.5 million), the impairment of long-lived assets ($5.6 million) and fixed asset charges ($3.1 million).
(c)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company has restated its previously issued Consolidated Statements of Operations and Consolidated Statements of Cash Flows for fiscal years ended 2005, 2004 and 2003 and Consolidated Balance Sheets as of October 29, 2005 and October 30, 2004. This restatement excludes $8.8 million of a fixed asset charge and related depreciation and tax impacts previously reported in the fiscal 2005 financial statements and includes these impacts in prior fiscal years as detailed in Note 1 to the Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.
     The following discussion and analysis of our financial condition and results of operations contains “Forward-looking Statements”. You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. We have based our forward-looking statements about our markets and demand for our products and future results on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements” on page 1 of this Form 10-K/A.
Business Overview
     Spartech is an intermediate processor of thermoplastics which converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products for customers in a wide range of markets. We operate 43 production facilities (42 throughout North America and one in Europe) that are organized into two segments and one group as follows:

% of Fiscal
2005 Sales
Custom Sheet and Rollstock	63%
Color and Specialty Compounds	31%
Engineered Products *	6%

*	The group formerly referred to as the Molded and Profile Products group was renamed the Engineered Products group effective in the second quarter of fiscal 2005.
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
Executive Summary
     Net sales increased 25% to $1,396.9 million in fiscal 2005 over fiscal 2004 due mostly to selling price increases and the October 2004 VPI acquisition. The selling price increases reflect significant increases in the cost of plastic resins throughout the year that we use to manufacture our products, the cost of which we eventually pass along to our customers as selling price increases. Despite the significant net sales increases, operating earnings decreased 36% to $57.9 million in fiscal 2005 compared to $90.9 million in fiscal 2004, due in part to $20.1 million of special items including restructuring and exit costs of $10.1 million, charges of $3.6 million related to the retirement of the Company’s former CEO, a $1.9 million fixed asset charge, and $4.5 million of goodwill impairment.
     Excluding the special items, operating earnings decreased $16.4 million in fiscal 2005 from fiscal 2004 due in large part to increases in conversion costs, mostly in the labor-related, utilities and freight areas, coupled with a decrease in underlying sales volume. These factors caused a $42.8 million increase in conversion costs which more than offset the $40.4 million increase in material margin resulting in a $2.2 million decrease in gross margin. The $2.2 million decrease in gross margin along with an increase in selling, general, and administrative expenses of $11.9 million and an increase in amortization of intangibles of $2.1 million led to the $16.4 million decrease in operating earnings excluding the special items. Although operating earnings decreased in fiscal 2005 compared to fiscal 2004, we paid down approximately $95 million of debt in fiscal 2005. A large portion of this pay-down was funded from net cash provided by operating activities of over $105 million, which is the largest generation of cash from operations for any fiscal year in the history of the Company. Our significant focus on net working capital management contributed considerably to the strong operating cash flow. In addition, we substantially completed our restructuring efforts by finalizing the shutdown and sale of most of the operations announced in our restructuring plan initiated in the second quarter of fiscal 2005, the purpose of which is to reduce the Company’s manufacturing footprint to a more cost-effective level by reducing the number of the Company’s facilities. We expect these efforts to mitigate increases in conversion costs in the future.
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

	2005	2004
Dollars and Pounds (in millions)
Net sales	$1,396.9	$1,121.7
Material costs	900.6	665.9

Material margin	496.3	455.8
Conversion costs	342.8	299.9

Gross margin	$153.5	$155.9

Pounds Sold	1,472	1,383

Dollars per Pound Sold
Net sales	$.949	$.811
Material costs	.612	.481

Material margin	.337	.330
Conversion costs	.233	.217

Gross margin	$.104	$.113

     The significant increases in net sales and material costs per pound in fiscal 2005 compared to fiscal 2004 were mostly driven by increases in raw material costs and the impact of passing on these increases to customers as higher selling prices. Raw material prices for the Company’s major resins increased approximately 20% to 30%, depending upon the type of resin, during fiscal 2005 compared to fiscal 2004. Material margin per pound sold increased .7 cent in fiscal 2005 compared to fiscal 2004. This increase was primarily due to the mix impact of the decrease in sales of the toll-compound and lower-priced pallet material, both of which have lower material margins per pound, and the favorable mix impact of the VPI acquisition. The favorable impacts of these items on material margin per pound sold more than offset the negative impact of other mix changes experienced in fiscal 2005 compared to fiscal 2004.
     Conversion costs per pound sold increased 1.6 cents in fiscal 2005 compared to fiscal 2004. This increase reflects the mix impact of the lower volume in sales to the two major customers previously discussed, the impact of the VPI acquisition and other mix changes. In addition, this increase reflects increases in labor-related costs, utilities and freight coupled with the decrease in underlying sales volume, particularly in the first quarter of fiscal 2005. We expect the restructuring efforts announced in early fiscal 2005 to reduce conversion costs by approximately $8 million annually which should help mitigate the impact of increases in these conversion cost components. In addition, we initiated the consolidation of two Color and Specialty Compounds production facilities into one plant in the fourth quarter of fiscal 2005. We expect this consolidation project to result in $0.7 million of restructuring and exit costs in the first half of fiscal 2006 and approximately $3 million of annual pre-tax savings beginning in the second half of fiscal 2006. Refer to Note 4 to our Consolidated Financial Statements for additional detail regarding these restructuring efforts. We will continue to identify other restructuring opportunities to assist in managing our cost structure.
     Selling and administrative expenses of $70.6 million in fiscal 2005 increased $11.9 million, or 20% from the $58.7 million incurred during fiscal 2004. Approximately half of this increase is due to the VPI acquisition. The remaining half of the increase was due to higher costs associated with increased information technology costs, Sarbanes-Oxley compliance efforts and enhancements to accounting and finance resources, partially offset by savings from the termination of the Company’s airplane lease (see subsequent discussion of special items).
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
     In the third quarter of fiscal 2005, we entered into a Retirement Agreement with the former chief executive officer of the Company. This resulted in a $3.6 million charge, of which $0.8 million represented a non-cash charge. Refer to Note 5 to our Consolidated Financial Statements for detail of these charges.
     As part of our Sarbanes-Oxley compliance efforts, we completed a physical count of the Company’s property, plant and equipment in the second quarter of fiscal 2005. We reconciled the counts to amounts recorded in our books and records and identified equipment having a net book value of $8.8 million at the end of April 2005 that was previously disposed or recorded in error upon acquisition of businesses. Although the previously unrecorded disposals and acquisition accounting errors were identified in fiscal 2005, the charge to write off the equipment has been recorded at the net book value as of the date of disposition or acquisition, in the respective prior periods. The write-off of previously unrecorded disposals resulted in a fixed asset charge of $3.5 million and $1.0 million in fiscal 2004 and 2003, respectively. The $3.5 million charge in fiscal 2004 includes $3.1 million recorded in the fourth quarter for which we do not have sufficient evidence to determine a disposal date for specific equipment with any certainty but do have evidence that these assets were disposed prior to fiscal 2005. During our physical counts, we also identified equipment that existed and that we elected to liquidate resulting in a $1.9 million impairment charge in fiscal 2005. Refer to Note 6 to our Consolidated Financial Statements for detail of these non-cash charges including detail by segment and group.
     In the fourth quarter of fiscal 2005, we recorded a $4.5 million non-cash goodwill impairment charge triggered by the underperformance of one operation and the loss of a major customer at another operation. Refer to Note 9 to our Consolidated Financial Statements for detail of these charges.

     The following table presents the impact of special items on our two segments and one group results of operations for fiscal 2005:

	Custom	Color and
	Sheet and	Specialty	Engineered
(in millions)	Rollstock	Compounds	Products	Corporate	Total
Total Restructuring and Exit Costs	$—	$7.4	$1.9	$0.8	$10.1
Total Former CEO Retirement	—	—	—	3.6	3.6
Total Fixed Asset Charge	0.6	0.5	0.8	—	1.9
Total Goodwill Impairment	—	2.0	2.5	—	4.5

Total Special Items	$0.6	$9.9	$5.2	$4.4	$20.1

     Operating earnings for fiscal 2005 were $57.9 million compared to $90.9 million in fiscal 2004 representing a $33.0 million decrease. The decrease in operating earnings was adversely impacted by the special items which resulted in $20.1 million of total expense in fiscal 2005. Excluding special items, operating earnings decreased $16.4 million in fiscal 2005 compared to fiscal 2004 due to the $2.5 million decrease in gross margin, the $11.9 million increase in selling, general, and administrative expenses, and the $2.1 million increase in amortization of intangibles, all due to the various reasons previously discussed.
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
     Our effective tax rate was 44.1% and 37.5% for fiscal years ended 2005 and 2004, respectively. The increase in tax rate is attributable to an increase to tax expense in fiscal 2005 to establish a $1.1 million valuation allowance to offset a deferred tax asset associated with net operating losses generated by our Donchery, France operation and non-deductibility of $3.2 million of the goodwill impairment charge. We expect our effective tax rate going forward to approximate 37%.
     We reported net earnings of $18.3 million and $40.9 million for fiscal years ended 2005 and 2004, respectively. These amounts changed due to the various reasons discussed above.
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
     This segment’s operating earnings for fiscal 2005 were $65.1 million, representing a $6.1 million decrease from the $71.3 million earned in fiscal 2004. The decrease in operating earnings was adversely impacted by $0.6 million of special items. Operating earnings excluding special items for fiscal 2005 were $7.9 million less than fiscal 2004 mostly because of increases in conversion costs, specifically labor-related, utilities and freight costs. Operating earnings were also adversely impacted by losses from operations sold in the current year of $0.7 million and $0.3 million of inventory write-downs related to exiting a facility.

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
     This segment’s operating earnings for fiscal 2005 were $15.3 million compared to $27.2 million in fiscal 2004 representing an $11.9 million decrease. This decrease was primarily caused by $9.9 million of expenses from special items. Operating earnings excluding special items for fiscal 2005 were $2.3 million less than fiscal 2004 primarily because of the decrease in underlying volume and increase in conversion costs, particularly due to higher freight costs. In addition, our Donchery, France operation incurred a $2.8 million operating loss in fiscal 2005 compared to a $0.4 million operating loss in the prior year, representing a $2.4 million decrease to the comparison. The losses arose from the disruption associated with the significant expansion of the operation for the new sheet business. We anticipate that this operation will return to profitability in fiscal 2006.
Engineered Products Group
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
     This group’s operating loss for fiscal 2005 was $3.5 million compared to operating earnings of $5.8 million in fiscal 2004. This $9.3 million decrease in operating earnings was adversely impacted by $5.2 million of expenses from special items. Operating earnings excluding special items for fiscal 2005 were $4.7 million less than fiscal 2004 reflecting higher than expected start-up costs associated with the ramp-up of new production capacity and start-up delays for our wheels business. The fiscal 2005 operating loss also includes $2.0 million of losses generated from a sold operation. We expect this group to return to profitability in fiscal 2006.

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
     Cost of sales in 2004 increased to $965.8 million, or 86.1% of net sales, from $821.0 million in 2003, or 85.9% of net sales. The slight increase in cost of sales as a percentage of net sales reflected the net effect of sharp increases in resin prices throughout 2004 partially offset by better leverage on conversion costs from increased sales volume and lean manufacturing initiatives. Material margins per pound sold for 2004 dropped just under .7 cent per pound from 2003 to 2004 due to resin price increases that could not be passed on quickly enough in terms of higher sales prices. The 2004 decrease in material margin per pound was more than offset by reductions in conversion costs resulting from better capacity utilization rates and our lean manufacturing initiative leading to a .1 cent increase in operating earnings per pound sold.
     Amortization of intangibles increased to $2.8 million in 2004 compared to $2.2 million in 2003. This increase reflected the full year impact of the PEP acquisition, one month of the VPI acquisition, and the 2004 outsourcing acquisition of the European Specialty Polystyrene Compounds business of BASF in April 2004. Selling, general, and administrative expenses were $58.7 million in 2004 compared to $53.4 million in 2003. This increase was mostly caused by the variable portion of expenses resulting from growth in sales and the impact of acquisitions which accounted for approximately 3% of the increase. As a percentage of net sales, selling, general, and administrative expenses declined to 5.2% in 2004 from 5.6% in 2003 primarily reflecting leverage from strong sales growth.
     The fixed asset charge was $3.5 million in 2004 and $1.0 million in 2003. Refer to Note 6 to our Consolidated Financial Statements for detail of these non-cash charges including detail by segment and group.
     Operating earnings were $90.9 million in 2004, or 8.1% of net sales, compared to $78.5 million in 2003, or 8.2% of net sales. More importantly, our key measure of operating earnings per pound increased from 6.5 cents in 2003 to 6.6 cents in 2004. Each of the operating segments generated increases in operating earnings due primarily to increases in sales volume and cost leverage.
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
     Our effective tax rate was 37.5% in 2004 compared to 36.1% in 2003. The 2004 increase primarily reflects the lack of favorable adjustments included in 2003 related to a final settlement with the Internal Revenue Service on certain income tax refunds.
     Net earnings increased to $40.9 million in 2004, or 19%, from $34.3 million in 2003 reflecting the impact of strong sales volume growth from strong demand and acquisitions. Diluted earnings per share increased to $1.28, or 10%, from $1.16 in 2003 reflecting the increase in net earnings, partially offset by an increase in shares outstanding from our February 2004 stock offering.
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

Color and Specialty Compounds Segment
     Net sales of the Color and Specialty Compounds segment increased 18% to $323.4 million in 2004 from $273.8 million in 2003. The percentage increase was comprised of internal volume of pounds sold (8%), the impact of the VPI and PEP acquisitions (4%), and price/mix (6%). Internal volume growth was primarily attributable to strong demand in the transportation and building and construction markets. Operating earnings per pound improved .4 cent in 2004 compared to 2003 due to more favorable mix of sales of engineered filled compounds and better leverage on selling costs which more than offset pressure on material margin from resin price increases.
Engineered Products Group
     The Engineered Products group net sales increased to $68.6 million, or 6%, from $64.6 million in 2003. The percentage increase was due mostly to price/mix as sales in pounds were flat in 2004 compared to 2003. This group saw 1.9 cents of an increase in operating earnings per pound in 2004 over 2003 due mostly to a favorable shift in mix of product sold from custom profiles to wheels sold primarily to the lawn and garden market.
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

     Net cash provided by operating activities increased to $105.0 million in fiscal 2005 from $31.6 million in fiscal 2004. Cash generated from net earnings after adding back depreciation and amortization expense and non-cash special items approximated $72 million in fiscal 2005 and $78 million in fiscal 2004. Cash provided by working capital account changes improved to $26.8 million in fiscal 2005 from $55.0 million used for operating activities in fiscal 2004 and drove the overall increase in net cash provided by operating activities. This working capital improvement reflects our focused effort to reduce net working capital to improve cash flow. The efforts resulted in an improvement to days sales outstanding of our year end accounts receivable balance (calculated from the trailing two months of sales) from 53 days at the end of fiscal 2004 to 51 days at the end of fiscal 2005. In addition, our year-end inventory turns (calculated from the trailing two months of cost of sales) improved from 7.9 times at the end of fiscal 2004 to 10.7 times at the end of fiscal 2005.
     The Company’s primary investing activities are capital expenditures and business/outsourcing acquisitions in the plastics industry. Net cash used in investing activities was $31.4 million in fiscal 2005 compared to $131.1 million in fiscal 2004. The major cause of the change was the $88.0 million invested for the VPI acquisition in fiscal 2004 compared to $1.2 million for the final purchase price settlement for VPI in fiscal 2005. Capital expenditures are primarily incurred to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for fiscal 2005 were $39.3 million compared to $35.0 million for fiscal 2004. The $4.3 million increase in capital expenditures was due to capacity expansions for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products group, and investments in new production lines for new product capabilities. In addition, the increase reflects information technology capital investments related to Sarbanes-Oxley compliance efforts and our company-wide Oracle 11i implementation project. We expect capital expenditures to approximate $28 million in fiscal 2006. The net cash used in investing activities in fiscal 2005 was partially offset by $9.1 million provided by cash received from dispositions of operations and fixed assets.
     Net cash used for financing activities totaled $110.3 million for fiscal 2005 compared to cash provided of $137.5 million in fiscal 2004. The use in the current year reflects the pay-down of $94.9 million of debt using cash flow provided by operations along with the $36.7 million decrease in cash balance in this period. The net cash provided by financing activities in fiscal 2004 included $150 million provided by issuance of private placement notes and $60.9 million provided by a stock offering. A portion of these proceeds were used to pay down the bank credit facility. Other financing activities during fiscal 2005 include $11.5 million used to pay dividends and $8.0 million used to purchase treasury stock.
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
     On July 29, 2005, the Company was granted a waiver under its revolving credit facility to ensure compliance with a Fixed Charge Coverage Ratio. This ratio is calculated using financial information from our four most recent trailing fiscal quarters and was required to exceed 1.40:1 for that quarter. The waiver only applied to the third quarter ended July 30, 2005 and automatically terminated if the Fixed Charge Coverage Ratio was less than 1.25:1. The Fixed Charge Coverage Ratio is required to be 1.50:1 effective on October 29, 2005 and thereafter. The primary reason for the third quarter waiver was the negative impact on the numerator of the ratio of the $0.8 million one-time cash expenses to terminate the lease of the company airplane and the $2.7 million cash retirement payment to our former CEO, both of which were incurred in the third quarter of fiscal 2005. In addition, the denominator of the ratio included $33 million of required principal payments paid during the fourth quarter of 2004 which decreased to $18 million in the fourth quarter of 2005. This benefited our fourth quarter of fiscal 2005 Fixed Charge Coverage Ratio calculation which was 1.69:1.
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
     Revenue Recognition - We recognize revenue as product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed upon with the customer in advance, and we inspect our products prior to shipment to ensure that these specifications are met. We continuously monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.

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
     Inventories - We value inventories at the lower of (i) cost to purchase or manufacture the inventory or (ii) the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production. We record these inventories initially at purchase price, and based on the inventory aging and other considerations for realizable value, we write down the carrying value to market value, where appropriate. We regularly review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and operating results.
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
     Valuation of Long-Lived Assets - We review the carrying amounts of intangibles subject to amortization and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and we compare the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event an asset group is not recoverable by future undiscounted operating cash flows, impairment exists. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value.
     Valuation of Goodwill - Our formal annual impairment testing date for goodwill was the last day of the Company’s fiscal fourth quarter or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair values of each reporting unit to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We believe our estimates of the underlying components of fair value are reasonable. However, should actual results not meet our expectations or assumptions change in future years, our impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.
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
     For additional information regarding our significant accounting policies, see Note 2 to our 2005 Consolidated Financial Statements contained in this Form 10-K/A.

Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of Statement of Financial Accounting Standards (“SFAS”) 123, “Share Based Payment,” SFAS 123(R) which replaces the original SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires public companies to recognize the costs associated with the award of equity instruments to employees in the results of operations over the service period related to the award. The cost is based on the fair value of the equity instrument at the date of grant. The provisions of SFAS 123(R) will be effective for us in the first quarter of 2006. The impact of the adoption of this standard on our historical net income and earnings per share is disclosed in Note 2 to our Consolidated Financial Statements. We expect the impact of recognizing stock option expense associated with the adoption of SFAS 123(R) to decrease diluted earnings per share by $0.05 in fiscal 2006.
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
We have audited the accompanying consolidated balance sheets of Spartech Corporation and Subsidiaries (the Company) as of October 29, 2005, and October 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of the Company for each of the three years in the period ended October 29, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and Subsidiaries at October 29, 2005, and October 30, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 to the financial statements, the Company has restated its financial statements as of October 29, 2005 and October 30, 2004 and for each of the three fiscal years in the period ended October 29, 2005, to correct errors related to the accounting for the disposal of property, plant and equipment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spartech Corporation and Subsidiaries’ internal control over financial reporting as of October 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
January 10, 2006, except for Note 1,
as to which the date is October 26, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spartech Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of October 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 29, 2005, and October 30, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows of the Company for each of the three years in the period ended October 29, 2005, and our report dated January 10, 2006 (except for Note 1, as to which the date is October 26, 2006), expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
January 10, 2006

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Restated
	October 29,	October 30,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$4,601	$41,272
Receivables, net of allowance of $2,557 in 2005 and $2,997 in 2004	213,996	188,427
Inventories	119,401	142,035
Prepaids and other	16,970	20,718

Total Current Assets	354,968	392,452

Property, plant, and equipment, net	307,386	320,944
Goodwill	353,558	363,110
Other intangible assets, net	40,710	43,967
Other assets	18,926	12,811

Total Assets	$1,075,548	$1,133,284

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$11,175	$18,027
Accounts payable	121,682	108,704
Accrued liabilities	57,226	44,223

Total Current Liabilities	190,083	170,954
Long-Term Debt:
Convertible subordinated debentures	154,639	154,639
Other long-term debt, less current maturities	214,141	301,425

Total Long-Term Debt	368,780	456,064
Long-Term Liabilities:
Deferred taxes	92,044	91,535
Other liabilities	10,881	2,357

Total Long-Term Liabilities	471,705	549,956
Shareholders’ Equity:
Common stock, 33,131,846 shares issued in 2005 and 2004	24,849	24,849
Contributed capital	196,811	196,264
Retained earnings	217,642	214,778
Treasury stock, at cost, 1,143,701 shares in 2005 and 952,073 shares in 2004	(26,019)	(23,653)
Accumulated other comprehensive income	477	136

Total Shareholders’ Equity	413,760	412,374

Total Liabilities and Shareholders’ Equity	$1,075,548	$1,133,284

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Restated
Fiscal Year	2005	2004	2003
Net Sales	$1,396,860	$1,121,725	$956,160

Costs and Expenses:
Cost of sales	1,243,383	965,778	821,011
Selling, general, and administrative	70,598	58,731	53,446
Amortization of intangibles	4,939	2,840	2,187
Restructuring and exit costs	10,088	—	—
Former CEO retirement	3,645	—	—
Fixed asset charge	1,870	3,522	972
Goodwill impairment	4,468	—	—

	1,338,991	1,030,871	877,616

Operating Earnings	57,869	90,854	78,544

Interest expense (net of interest income: 2005, $488; 2004, $269; 2003, $146)	25,195	25,436	24,965

Earnings Before Income Taxes	32,674	65,418	53,579

Income taxes	14,411	24,561	19,316

Net Earnings	$18,263	$40,857	$34,263

Net Earnings Per Common Share:
Basic	$.57	$1.30	$1.17

Diluted	$.57	$1.28	$1.16

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated	Total
					Other Compre-	Share-
	Common	Contributed	Retained	Treasury	hensive Income	holders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity
			(Restated)			(Restated)
Balance, November 2, 2002	$22,846	$140,213	$165,206	$(28,701)	$(13,178)	$286,386
Comprehensive income:
Net earnings	—	—	34,263	—	—	34,263
Other comprehensive income:
Translation adjustments	—	—	—	—	6,038	6,038
Cash flow hedge adjustments, net of tax of $(1,633)	—	—	—	—	2,639	2,639

Comprehensive income						42,940

Stock options exercised	—	(970)	—	4,275	—	3,305
Cash dividends	—	—	(11,709)	—	—	(11,709)
Treasury stock purchases	—	—	—	(2,716)	—	(2,716)

Balance, November 1, 2003	$22,846	$139,243	$187,760	$(27,142)	$(4,501)	$318,206

Comprehensive income:
Net earnings	—	—	40,857	—	—	40,857
Other comprehensive income:
Translation adjustments	—	—	—	—	941	941
Cash flow hedge adjustments, net of tax of $(2,170)	—	—	—	—	3,696	3,696

Comprehensive income						45,494

Common stock issuance	2,003	58,919	—	—	—	60,922
Restricted stock grant	—	180	—	—	—	180
Stock options exercised	—	(2,078)	—	6,144	—	4,066
Cash dividends	—	—	(13,839)	—	—	(13,839)
Treasury stock purchases	—	—	—	(2,655)	—	(2,655)

Balance, October 30, 2004	$24,849	$196,264	$214,778	$(23,653)	$136	$412,374

Comprehensive income:
Net earnings	—	—	18,263	—	—	18,263
Other comprehensive income:
Translation adjustments	—	—	—	—	260	260
Cash flow hedge adjustments, net of tax of $(50)	—	—	—	—	81	81

Comprehensive income						18,604

Restricted stock grant	—	217	—	—	—	217
Stock options exercised	—	330	—	6,339	—	6,669
Cash dividends	—	—	(15,399)	—	—	(15,399)
Treasury stock purchases	—	—	—	(8,705)	—	(8,705)

Balance, October 29, 2005	$24,849	$196,811	$217,642	$(26,019)	$477	$413,760

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Restated
Fiscal Year	2005	2004	2003
Cash Flows From Operating Activities
Net earnings	$18,263	$40,857	$34,263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,380	33,704	30,336
Restructuring and exit costs	7,198	—	—
Former CEO retirement	831	—	—
Fixed asset charge	1,870	3,522	972
Goodwill impairment	4,468	—	—
Change in current assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(24,632)	(21,599)	(18,472)
Inventories	23,050	(32,771)	(713)
Prepaids and other	3,762	(7,538)	(2,192)
Accounts payable	14,883	3,987	13,468
Accrued liabilities	9,736	2,914	(3,881)
Other, net	6,209	8,571	15,704

Net cash provided by operating activities	105,018	31,647	69,485

Cash Flows From Investing Activities
Capital expenditures	(39,265)	(35,003)	(22,009)
Business acquisitions	(1,224)	(87,952)	(27,589)
Outsourcing acquisitions	—	(8,141)	—
Dispositions of assets	9,116	—	293

Net cash used in investing activities	(31,373)	(131,096)	(49,305)

Cash Flows From Financing Activities
Bank credit facility (payments)/borrowings, net	(76,370)	(27,204)	8,530
Borrowings from issuance of notes	—	150,000	—
Payments on notes	(17,857)	(32,857)	(17,857)
Payments on bonds and leases	(671)	(133)	(150)
Issuance of common stock	—	60,922	—
Cash dividends on common stock	(11,547)	(13,839)	(11,709)
Stock options exercised	4,083	3,234	2,993
Treasury stock acquired	(7,982)	(2,655)	(3,436)

Net cash (used) provided by financing activities	(110,344)	137,468	(21,629)

Effect of exchange rate changes on cash and equivalents	28	199	210

(Decrease) increase in cash and equivalents	(36,671)	38,218	(1,239)
Cash and Equivalents at Beginning of Year	41,272	3,054	4,293

Cash and Equivalents at End of Year	$4,601	$41,272	$3,054

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1) Restatement of Historical Financial Statements
     The Company has restated its financial statements to exclude $8,794 of the non-cash fixed asset charge previously recorded in fiscal 2005. This amount related to equipment that was determined to be previously disposed or recorded in error upon acquisition of businesses based on the physical counts completed in fiscal 2005 and represents the net book value of these assets at the end of April 2005, the completion date of the count and reconciliation process. Because the entire charge relates to years prior to fiscal 2005 and was material to fiscal 2005 results, the Company concluded that the charge should be recorded in prior periods. Accordingly, the $8,794 charge has been eliminated from the fiscal 2005 results and recorded as either a fixed asset charge in prior periods at the net book value of the assets at the dates of disposition or as an increase to goodwill for amounts representing assets from prior acquisitions that were recorded in error because the assets did not exist on the acquisition dates. The net book value at the dates of disposition or acquisition totaled $14,436 which is greater than the $8,794 previous charge due to the recapture of depreciation expense between the dates of disposition or business acquisition and April 2005. Of the $14,436 amount, $11,345 represented the net book value of previously unrecorded disposals or acquisition accounting errors for which there was sufficient evidence to conclude when the equipment was disposed or recorded upon acquisition in error. Of this $11,345 population, $4,587 was recorded in the Company’s fiscal 2001 through fiscal 2004 results as a fixed asset charge relating to equipment disposals occurring in this period, $5,605 was recorded as an adjustment to fiscal 2001 beginning retained earnings relating to equipment disposals occurring prior to fiscal 2001, and $1,153 was recorded as an increase to goodwill relating to acquisition purchase price allocation errors occurring prior to fiscal 2001. A remaining population of previously unrecorded disposals was recorded on the last day of fiscal 2004 because the Company does not have sufficient evidence to determine a disposal date with any certainty but does have evidence that these assets were disposed prior to fiscal 2005. The net book value of this population was $3,091 as of the last day of fiscal 2004 and was recorded as a fixed asset charge on that date.
     The related depreciation expense and tax impacts of the fixed asset charge and goodwill adjustment were recorded in the results of operations commensurate with the timing of recording the fixed asset charge and goodwill adjustment. This restatement also impacted the Company’s property, plant and equipment, goodwill, deferred tax liability and retained earnings balances in the historical balance sheets and components of cash flows from operating activities for all fiscal years presented herein. The following tables present previously reported and restated amounts by financial statement line item for (i) the Consolidated Balance Sheets as of October 29, 2005 and October 30, 2004 and related quarter end periods, (ii) the Consolidated Statements of Operations for fiscal 2005, 2004 and 2003 as well as the quarterly periods of fiscal 2005 and 2004, and (iii) the Consolidated Statements of Cash Flows for fiscal 2005, 2004 and 2003 as well as the quarterly periods of fiscal 2005 and 2004:
Impact on Consolidated Balance Sheets as of October 29, 2005 and October 30, 2004

	Reported		Restated	Reported		Restated
	October 29,	Adjust-	October 29,	October 30,	Adjust-	October 30,
	2005	ment	2005	2004	ment	2004
Property, plant, and equipment, net	$307,386	$—	$307,386	$330,745	$(9,801)	$320,944
Goodwill	352,405	1,153	353,558	361,957	1,153	363,110
Total Assets	1,074,395	1,153	1,075,548	1,141,932	(8,648)	1,133,284
Deferred taxes	91,605	439	92,044	94,825	(3,290)	91,535
Total Long-Term Liabilities	471,266	439	471,705	553,246	(3,290)	549,956
Retained earnings	216,928	714	217,642	220,136	(5,358)	214,778
Total Shareholders’ Equity	413,046	714	413,760	417,732	(5,358)	412,374
Total Liabilities and Shareholders’ Equity	1,074,395	1,153	1,075,548	1,141,932	(8,648)	1,133,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
Impact on Fiscal 2005, 2004 and 2003 Consolidated Statements of Operations

	Reported	Adjust-	Restated	Reported	Adjust-	Restated	Reported	Adjust-	Restated
	2005	ment	2005	2004	ment	2004	2003	ment	2003
Cost of sales	$1,244,276	$(893)	$1,243,383	$966,963	$(1,185)	$965,778	$822,147	$(1,136)	$821,011
Selling, general, and administrative	70,712	(114)	70,598	58,898	(167)	58,731	53,540	(94)	53,446
Fixed asset charge	10,664	(8,794)	1,870	223	3,299	3,522	—	972	972
Operating Earnings	48,068	9,801	57,869	92,801	(1,947)	90,854	78,286	258	78,544
Earnings Before Income Taxes	22,873	9,801	32,674	67,365	(1,947)	65,418	53,321	258	53,579
Income taxes	10,682	3,729	14,411	25,302	(741)	24,561	19,218	98	19,316
Net Earnings	12,191	6,072	18,263	42,063	(1,206)	40,857	34,103	160	34,263

Net Earnings Per Common Share:
Basic	$.38	$.19	$.57	$1.34	$(.04)	$1.30	$1.17	$—	$1.17

Diluted	$.38	$.19	$.57	$1.32	$(.04)	$1.28	$1.15	$.01	$1.16

Impact on Fiscal 2005, 2004 and 2003 Consolidated Statements of Cash Flows

	Reported	Adjust-	Restated	Reported	Adjust-	Restated	Reported	Adjust-	Restated
	2005	ment	2005	2004	ment	2004	2003	ment	2003
Net earnings	$12,191	$6,072	$18,263	$42,063	$(1,206)	$40,857	$34,103	$160	$34,263
Depreciation and amortization	40,387	(1,007)	39,380	35,056	(1,352)	33,704	31,566	(1,230)	30,336
Fixed asset charge	10,664	(8,794)	1,870	223	3,299	3,522	—	972	972
Other, net	2,480	3,729	6,209	9,312	(741)	8,571	15,606	98	15,704
Net cash provided by operating activities	105,018	—	105,018	31,647	—	31,647	69,485	—	69,485
Impact on unaudited quarter end and audited fiscal year end Consolidated Balance Sheets

	Reported	Adjust-	Restated	Reported	Adjust-	Restated
	2005	ment	2005	2004	ment	2004
Property, Plant and Equipment
1st Quarter (Jan.)	$335,257	$(9,297)	$325,960	$283,601	$(7,516)	$276,085
2nd Quarter (Apr.)	320,234	—	320,234	281,883	(7,178)	274,705
3rd Quarter (Jul.)	316,507	—	316,507	285,447	(6,840)	278,607
Fiscal Year (Oct.)	307,386	—	307,386	330,745	(9,801)	320,944

Goodwill
1st Quarter (Jan.)	$361,029	$1,153	$362,182	$334,392	$1,153	$335,545
2nd Quarter (Apr.)	358,159	1,153	359,312	334,392	1,153	335,545
3rd Quarter (Jul.)	358,382	1,153	359,535	334,392	1,153	335,545
Fiscal Year (Oct.)	352,405	1,153	353,558	361,957	1,153	363,110

Deferred Taxes
1st Quarter (Jan.)	$95,396	$(3,098)	$92,298	$80,191	$(2,420)	$77,771
2nd Quarter (Apr.)	89,478	439	89,917	81,336	(2,291)	79,045
3rd Quarter (Jul.)	90,525	439	90,964	84,542	(2,162)	82,380
Fiscal Year (Oct.)	91,605	439	92,044	94,825	(3,290)	91,535

Retained Earnings
1st Quarter (Jan.)	$219,089	$(5,046)	$214,043	$196,388	$(3,943)	$192,445
2nd Quarter (Apr.)	215,161	714	215,875	206,376	(3,734)	202,642
3rd Quarter (Jul.)	215,619	714	216,333	214,553	(3,525)	211,028
Fiscal Year (Oct.)	216,928	714	217,642	220,136	(5,358)	214,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
Impact on unaudited quarterly periods and audited Fiscal 2005 and 2004 Consolidated Statements of Operations

	Reported	Adjust-	Restated	Reported	Adjust-	Restated
	2005	ment	2005	2004	ment	2004
Cost of sales
1st Quarter	$276,096	$(447)	$275,649	$208,040	$(296)	$207,744
2nd Quarter	333,046	(446)	332,600	243,879	(296)	243,583
3rd Quarter	308,839	—	308,839	247,078	(296)	246,782
4th Quarter	326,295	—	326,295	267,966	(297)	267,669

Fiscal Year	$1,244,276	$(893)	$1,243,383	$966,963	$(1,185)	$965,778

Selling, General and Administrative
1st Quarter	$16,875	$(57)	$16,818	$14,030	$(42)	$13,988
2nd Quarter	18,941	(57)	18,884	15,055	(42)	15,013
3rd Quarter	16,923	—	16,923	15,274	(42)	15,232
4th Quarter	17,973	—	17,973	14,539	(41)	14,498

Fiscal Year	$70,712	$(114)	$70,598	$58,898	$(167)	$58,731

Fixed Asset Charge
1st Quarter	$—	$—	$—	$—	$—	$—
2nd Quarter	10,386	(8,794)	1,592	—	—	—
3rd Quarter	206	—	206	—	—	—
4th Quarter	72	—	72	223	3,299	3,522

Fiscal Year	$10,664	$(8,794)	$1,870	$223	$3,299	$3,522

Operating Earnings
1st Quarter	$10,283	$504	$10,787	$18,799	$338	$19,137
2nd Quarter	6,252	9,297	15,549	28,050	338	28,388
3rd Quarter	13,156	—	13,156	24,934	338	25,272
4th Quarter	18,377	—	18,377	21,018	(2,961)	18,057

Fiscal Year	$48,068	$9,801	$57,869	$92,801	$(1,947)	$90,854

Earnings before Income Taxes
1st Quarter	$3,809	$504	$4,313	$12,469	$338	$12,807
2nd Quarter	(126)	9,297	9,171	21,875	338	22,213
3rd Quarter	6,794	—	6,794	18,953	338	19,291
4th Quarter	12,396	—	12,396	14,068	(2,961)	11,107

Fiscal Year	$22,873	$9,801	$32,674	$67,365	$(1,947)	$65,418

Income Taxes
1st Quarter	$991	$192	$1,183	$4,763	$129	$4,892
2nd Quarter	(46)	3,537	3,491	8,356	129	8,485
3rd Quarter	2,505	—	2,505	7,241	129	7,370
4th Quarter	7,232	—	7,232	4,942	(1,128)	3,814

Fiscal Year	$10,682	$3,729	$14,411	$25,302	$(741)	$24,561

Net Earnings
1st Quarter	$2,818	$312	$3,130	$7,706	$209	$7,915
2nd Quarter	(80)	5,760	5,680	13,519	209	13,728
3rd Quarter	4,289	—	4,289	11,712	209	11,921
4th Quarter	5,164	—	5,164	9,126	(1,833)	7,293

Fiscal Year	$12,191	$6,072	$18,263	$42,063	$(1,206)	$40,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
Impact on unaudited quarterly periods and audited Fiscal 2005 and 2004 Consolidated Statements of Cash Flows

	Reported	Adjust-	Restated	Reported	Adjust-	Restated
	2005	ment	2005	2004	ment	2004
Net Earnings
1st Quarter	$2,818	$312	$3,130	$7,706	$209	$7,915
2nd Quarter Year-to-Date	2,738	6,072	8,810	21,225	418	21,643
3rd Quarter Year-to-Date	7,027	6,072	13,099	32,937	627	33,564
Fiscal Year	12,191	6,072	18,263	42,063	(1,206)	40,857

Depreciation and Amortization
1st Quarter	$10,296	$(504)	$9,792	$8,335	$(338)	$7,997
2nd Quarter Year-to-Date	20,739	(1,007)	19,732	16,968	(676)	16,292
3rd Quarter Year-to-Date	30,633	(1,007)	29,626	25,484	(1,014)	24,470
Fiscal Year	40,387	(1,007)	39,380	35,056	(1,352)	33,704

Fixed Asset Charge
1st Quarter	$—	$—	$—	$—	$—	$—
2nd Quarter Year-to-Date	10,386	(8,794)	1,592	—	—	—
3rd Quarter Year-to-Date	10,592	(8,794)	1,798	—	—	—
Fiscal Year	10,664	(8,794)	1,870	223	3,299	3,522

Other, net
1st Quarter	$1,059	$192	$1,251	$592	$129	$721
2nd Quarter Year-to-Date	(3,503)	3,729	226	104	258	362
3rd Quarter Year-to-Date	(2,263)	3,729	1,466	2,181	387	2,568
Fiscal Year	2,480	3,729	6,209	9,312	(741)	8,571

Net cash provided by operating activities
1st Quarter	$(12,084)	$—	$(12,084)	$(3,268)	$—	$(3,268)
2nd Quarter Year-to-Date	10,184	—	10,184	(1,750)	—	(1,750)
3rd Quarter Year-to-Date	62,334	—	62,334	16,649	—	16,649
Fiscal Year	105,018	—	105,018	31,647	—	31,647
2) Significant Accounting Policies
     Basis of Presentation - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31.
     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated. Investments in entities of 20% to 50% of the outstanding capital stock of such entities are accounted for by the equity method.
     Foreign Currency Translation - Assets and liabilities of the Company’s non-U.S. operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in income when they occur. The Company may periodically enter into foreign currency contracts to manage exposures to market risks from prospective changes in exchange rates. No such contracts were outstanding as of October 29, 2005 or October 30, 2004.
     Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Allowance for Doubtful Accounts - The Company performs ongoing credit evaluations of customers that include reviewing creditworthiness from third-party reporting agencies, monitoring payment histories, and adjusting credit limits as necessary. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on specifically identified customer collection issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Inventories - Inventories are valued at the lower of cost or market. Inventory values are primarily based on either actual or standard costs which approximate average cost. Standard costs are revised at least once annually, the effect of which is allocated between inventories and cost of sales. Finished goods include the costs of material, labor, and overhead.
     Property, Plant, and Equipment - Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $34,441, $30,864, and $28,149 in fiscal years 2005, 2004, and 2003, respectively.

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
     Valuation of Goodwill and Intangible Assets – Assets and liabilities acquired in business combinations are accounted for using the purchase method and recorded at their respective fair values. Goodwill is assigned to the reporting unit which benefits from the acquired business. The Company’s annual goodwill impairment testing date was the last day of the Company’s fiscal fourth quarter or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable.
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
     Financial Instruments - The Company selectively uses derivative financial instruments to manage its interest costs as well as its balance of floating rate and fixed rate financings. No credit loss is anticipated from such instruments because the counterparties to these agreements are major financial institutions with high credit ratings. The Company does not enter into derivatives for trading purposes. The net amount paid or received under an interest rate swap agreement is recorded as interest expense.
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
     Stock-Based Compensation - In 2003, the Company adopted SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation” to provide transition methods for a voluntary change to measuring compensation cost in connection with employee share option plans using a fair value based method. The Company continues to use the intrinsic value based method and does not recognize compensation expense in the results of operations for the issuance of options with an exercise price equal to or greater than the market price at the time of grant. As a result, the adoption of SFAS 148 had no impact on the Company’s results of operations or financial position. Had the fair value recognition provisions of SFAS 123 been adopted by the Company, the effect on net income and earnings per common share for fiscal 2005, 2004, and 2003 would have been as follows:

	Restated
	2005	2004	2003
Net Earnings as Reported	$18,263	$40,857	$34,263
Add: Stock-based compensation included in net earnings as reported, net of tax	649	112	—
Deduct: Total stock-based compensation, net of tax	(2,535)	(1,873)	(2,089)

Pro Forma Net Earnings	$16,377	$39,096	$32,174

Earnings Per Share
As Reported:
Basic	$.57	$1.30	$1.17
Diluted	.57	1.28	1.16

Pro Forma:
Basic	$.51	$1.24	$1.10
Diluted	.51	1.23	1.09
Using the Black-Scholes option-pricing model, the estimated weighted-average fair value of options granted during fiscal 2005, 2004, and 2003 is as follows:
	2005	2004	2003
Weighted Average Fair Value	$7.65	$6.94	$5.58
Assumptions:
Expected Dividend Yield	2%	2%	2%
Expected Volatility	35%	35%	35%
Risk-Free Interest Rates	3.59-3.79%	2.95-3.70%	2.52-3.50%
Expected Lives	5.5 years	5.5 years	5.0 years
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
     As discussed in Note 5, during fiscal 2005, the Company entered into a retirement agreement with its former chief executive officer (“CEO”). Among other items, the agreement included an amendment to the terms of the former CEO’s vested stock options to treat his resignation as a retirement before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $831. In addition, the agreement required the cancellation of all of the former CEO’s unvested stock options.
     Revenue Recognition - The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized and billings are rendered as the product is shipped to the customer in accordance with U.S. generally accepted accounting principles as well as the Securities and Exchange Commission’s Staff Accounting Bulletin 104. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.
     Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
3) Acquisitions
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
4) Restructuring
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
     The fixed asset impairment, net represents charges incurred to adjust the related assets to fair market value, less costs to sell and net of any gain or loss on the ultimate sale of the assets. The following table summarizes the net fixed asset impairment charges recognized for fiscal 2005 by segment and group:

2005
Custom Sheet and Rollstock	$(1,077)
Color and Specialty Compounds	6,655
Engineered Products	1,046

$6,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The goodwill write-offs represent charges incurred to dispose of goodwill related to two businesses which were sold. The following table summarizes the goodwill impairment charges recognized for fiscal 2005 by segment and group:

2005
Custom Sheet and Rollstock	$896
Color and Specialty Compounds	––
Engineered Products	523

$1,419

     Facility restructuring charges represent exit costs including severance, equipment moves, relocation, and other related costs. The majority of these restructuring charges incurred during fiscal 2005 were settled in cash by the end of the period. The Company will incur an additional estimated $120 of cash restructuring related to the activities initiated in the second quarter of fiscal 2005 and $675 related to the activities initiated in the fourth quarter of fiscal 2005 and the plant closure communicated to employees subsequent to year-end. The following table summarizes the facility restructuring charges incurred for fiscal 2005 by segment and group:

2005
Custom Sheet and Rollstock	$187
Color and Specialty Compounds	733
Engineered Products	375

$1,295

     The $750 airplane lease buy-out charge was recorded as a corporate expense. As of October 29, 2005, the Company had a restructuring liability of $89 that represented accrued severance.
     The Company continues to evaluate other operations for opportunities which provide efficiencies or fixed cost reductions. These evaluations may lead to further plant restructuring decisions, related exit costs, and property, plant and equipment write-downs. Any such charges would be recorded when those decisions are made and the plan is initiated.
5) Former CEO Retirement
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
     The Retirement Agreement includes various terms and conditions pertaining to Mr. Buechler’s retirement. The payments and benefits paid to Mr. Buechler under this Retirement Agreement included the following major provisions:
•	A cash settlement paid June 3, 2005, based upon a multiple of Mr. Buechler’s former annual salary plus his previous deferred compensation arrangement, totaling $2,711.

•	A bonus to be paid based on the Company’s fiscal 2005 results pro-rated for Mr. Buechler’s employment through the effective date of the Retirement Agreement.

•	An amendment to the terms of Mr. Buechler’s vested stock options to permit him to retire before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $831.
     The provisions of the Retirement Agreement resulted in a $3,645 charge to operating earnings in fiscal 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
6) Fixed Asset Charge
     As part of the Company’s Sarbanes-Oxley compliance process, management initiated a complete physical count of the Company’s property, plant and equipment in the first quarter of fiscal 2005. The counts were reconciled to balances recorded in the Company’s books and records, and equipment having a book value of $8,794 at the end of April 2005 that was previously disposed or recorded in error was identified and written off.
     The previously unrecorded disposals were primarily related to transactions for plant shutdowns, transfers of equipment between plants and equipment recorded in error upon acquisition of businesses. Although the previously unrecorded disposals and acquisition accounting errors were identified in fiscal 2005, the charge to write off these assets has been recorded at the net book value as of the date of disposition or acquisition in the respective prior periods. The net book value at the dates of disposition or acquisition totaled $14,436 which is greater than the $8,794 previous charge due to the recapture of depreciation expense between the dates of disposition or business acquisition and April 2005. Of the $14,436 amount, $11,345 represented the net book value of previously unrecorded disposals or acquisition accounting errors for which there was sufficient evidence to conclude when the equipment was disposed or recorded upon acquisition in error. Of this $11,345 population, $4,587 was recorded in the Company’s fiscal 2001 through fiscal 2004 results as a fixed asset charge relating to equipment disposals occurring in this period, $5,605 was recorded as an adjustment to fiscal 2001 beginning retained earnings relating to equipment disposals occurring prior to fiscal 2001, and $1,153 was recorded as an increase to goodwill relating to acquisition purchase price allocation errors occurring prior to fiscal 2001. A remaining population of previously unrecorded disposals was recorded on the last day of fiscal 2004 because the Company does not have sufficient evidence to determine a disposal date with any certainty but does have evidence that these assets were disposed prior to fiscal 2005. The net book value of this population was $3,091 as of the last day of fiscal 2004 and was recorded as a fixed asset charge on that date.
     During the count process, the Company also identified equipment that existed and that the Company elected to liquidate. The decision to liquidate these assets resulted in a $1,870 fixed asset impairment charge in fiscal 2005. This impairment charge, combined with the charge related to the previously unrecorded disposals, is presented as non-cash fixed asset charges of $1,870, $3,522 and $972 in fiscal 2005, 2004 and 2003, respectively. The following presents the fixed asset charge by segment and group for fiscal 2005, 2004 and 2003:

	Restated
	2005	2004	2003
Custom Sheet and Rollstock	$547	$2,306	$130
Color and Specialty Compounds	533	419	––
Engineered Products	790	589	411
Corporate	––	208	431

	$1,870	$3,522	$972

7) Inventories
     Inventories at October 29, 2005 and October 30, 2004 are comprised of the following components:

	2005	2004
Raw materials	$64,262	$73,228
Production supplies	9,479	9,343
Finished goods	45,660	59,464

	$119,401	$142,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
8) Property, Plant, and Equipment
     Property, plant, and equipment consisted of the following at October 29, 2005 and October 30, 2004:

	2005	2004
		(Restated)
Land	$11,615	$14,167
Buildings and leasehold improvements	78,735	84,912
Machinery and equipment	412,903	404,671
Furniture and fixtures	7,475	9,088

	510,728	512,838
Less: Accumulated depreciation	203,342	191,894

	$307,386	$320,944

9) Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the years ended October 29, 2005 and October 30, 2004 are as follows:

	Restated
		Color and
	Custom Sheet	Specialty	Engineered
	and Rollstock	Compounds	Products	Total
Balance, November 1, 2003	$202,057	$95,737	$37,751	$335,545
Acquisition	11,088	8,650	478	20,216
Reclassifications	721	6,628	—	7,349

Balance, October 30, 2004	$213,866	$111,015	$38,229	$363,110

Impairments	—	(2,034)	(2,434)	(4,468)
Business divestitures	(896)	—	(523)	(1,419)
Reclassifications	(17,611)	13,946	—	(3,665)

Balance, October 29, 2005	$195,359	$122,927	$35,272	$353,558

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
     The goodwill impairments in fiscal 2005 resulted from the underperformance of one profiles operation in the Engineered Products group and the loss of a major customer at an operation in the Color and Specialty Compounds segment both of which resulted in future operating projections that did not support the existing fair value of goodwill. Subsequent to the impairment, there was $24,851 remaining goodwill assigned to the reporting unit in the Engineered Products group and no goodwill remaining for the particular reporting unit in the Color and Specialty Compounds segment. The fair value of the goodwill and resulting impairment were estimated using discounted cash flows. In addition, during fiscal 2005, the Company sold two operations that constituted businesses and disposed of the relative goodwill attributable to those businesses.
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
10) Convertible Subordinated Debentures
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
11) Other Long-Term Debt
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
     On March 3, 2004, the Company amended its unsecured bank credit facility to an aggregate availability of $200,000 for a new five-year term. On April 27, 2004, the Company’s Canadian subsidiary entered into an additional $10,000 (Canadian) revolving credit facility in Canada that expires on March 3, 2009. The total capacity under these bank credit facilities was $208,495 at October 29, 2005. Borrowings under these facilities are classified as long-term, because no paydowns of the aggregate facilities are required within the next fiscal year and we have the ability to keep the balances outstanding over the next 12 months. Interest on the bank credit facilities is payable at a rate chosen by the Company of either prime or Eurodollar rate plus a 0.5% to 1.125% borrowing margin, and the agreement requires a fee of 0.10% to 0.275% for any unused portion of the facilities. At October 29, 2005, the Company had fixed LIBOR loans outstanding under the bank credit facilities of $11,600 at 4.815% in the U.S. for a one-month period (LIBOR loans totaled $125,000 at 2.59% in the U.S. on October 30, 2004). The remaining bank credit facility borrowings of $12,600 at October 29, 2005 were at the prime rate of 6.75%. The Company had a $125,000 interest rate swap agreement that expired November 10, 2004 under which it paid interest at 6.06% and received interest at LIBOR plus the borrowing margin. The swap was designated as a cash flow hedge of the LIBOR borrowings under the bank credit facilities.
     On February 16, 2005, the Company entered into a 20 million Euro term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. At October 29, 2005, the 20 million Euro term loan was outstanding at a rate of 3.13%.
     On July 29, 2005, Spartech Corporation was granted a waiver under its revolving credit facility to ensure compliance with a Fixed Charge Coverage Ratio. This ratio is calculated using financial information from the four most recent trailing fiscal quarters and is required to exceed 1.40:1. The waiver only applied to the third quarter ended July 30, 2005 and automatically terminated if the Fixed Charge Coverage Ratio was less than 1.25:1. The Fixed Charge Coverage Ratio is required to be 1.50:1 effective on October 29, 2005 and thereafter. The primary reason for the third quarter waiver was the negative impact on the numerator of the ratio of the $750 one-time cash expenses to terminate the lease of the Company airplane and the $2,711 cash retirement payment to the former CEO, both of which were incurred in the third quarter of fiscal 2005. In addition, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
denominator of the ratio included $32,857 of required principal payments paid during the fourth quarter of 2004 which decreased to $17,857 in the fourth quarter of 2005. This benefited the fourth quarter of fiscal 2005 Fixed Charge Coverage Ratio calculation which was 1.69:1.
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
12) Shareholders’ Equity and Equity Compensation
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
13) Income Taxes
     Earnings from continuing operations before income taxes consist of the following:

	Restated
	2005	2004	2003
United States	$31,769	$59,422	$49,817
Non-U.S. operations	905	5,996	3,762

	$32,674	$65,418	$53,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The provision for income taxes for fiscal years 2005, 2004, and 2003 is comprised of the following:

	Restated
	2005	2004	2003
Current:
Federal	$9,474	$13,269	$8,614
State and Local	611	1,866	1,430
Foreign	2,482	2,376	1,268

Total Current	12,567	17,511	11,312

Deferred:
Federal	3,084	5,928	7,074
State and Local	367	824	1,053
Foreign	(1,607)	298	(123)

Total Deferred	1,844	7,050	8,004

Provision for Income Taxes	$14,411	$24,561	$19,316

     The income tax provision on earnings of the Company differs from the amounts computed by applying the U.S. Federal tax rate of 35% as follows:

	Restated
	2005	2004	2003
Federal income taxes at statutory rate	$11,436	$22,896	$18,753
Impairment of goodwill	1,454	—	—
Foreign valuation allowance	1,133	—	—
State income taxes, net of applicable Federal income tax benefits	636	1,728	1,616
Research and development tax credit	(524)	(624)	(649)
Other	276	561	(404)

	$14,411	$24,561	$19,316

     The increase in tax expense from the impairment of goodwill represents the portion of goodwill impairments of current businesses plus goodwill written off for disposed business that were not deductible for tax purposes. State tax expense for fiscal year 2005 was reduced by $412 to reflect the implementation of state tax planning strategies that reduced the long-term effective tax rate.
     At October 29, 2005 and October 30, 2004 the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	Restated
	2005	2004
Deferred tax assets:
Employee benefits and compensation	$3,398	$2,507
Workers’ compensation	1,668	1,474
Deferred compensation benefit plans	1,266	973
Bad debt reserves	1,068	955
Other	441	590
Foreign net operating loss	2,443	—
Valuation allowance	(1,133)	—

Total deferred tax assets	$9,151	$6,499

Deferred tax liabilities:
Property, plant and equipment	$(54,929)	$(56,101)
Goodwill and other intangibles	(38,673)	(36,534)
Inventory capitalization and reserves	(2,279)	(970)

Total deferred tax liabilities	$(95,881)	$(93,605)

Net deferred income tax liability	$(86,730)	$(87,106)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     At October 29, 2005 and October 30, 2004, the net current deferred tax asset was $5,314 and $4,429, respectively and the net noncurrent deferred tax liability was $92,044 and $91,535, respectively.
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
     As of October 29, 2005, the Company had available approximately $7,626 in net operating loss carryforwards which related to the France and Mexico operations. The Company assessed the likelihood as to whether or not these net operating loss carryforwards would be utilized prior to their expiration based on the amount of positive evidence available. The Company concluded that it is more likely than not that the $3,420 net operating loss carryforward in Mexico will be utilized prior to its expiration in 2013 and 2014 based on the amount of taxable temporary differences that will reverse over the next four years and expected future taxable income. The Company evaluated its France net operating loss carryforward of $4,206 and determined that a valuation allowance of $1,133 was required in the current year against $3,361 of net operating losses that cannot be carried back or utilized through tax planning strategies. This asset would be realized upon consistent future earnings that are sustained over a period of time. Despite the fact that the France net operating loss carryforward has an unlimited life and that management believes it will ultimately be realized, the positive evidence required to overcome recent operating losses was not sufficient to support recognition as of the end of fiscal year 2005.
14) Earnings Per Share
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
     The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for fiscal years 2005, 2004, and 2003 was as follows (shares in thousands):

	2005		2004		2003
	Earnings	Shares	Earnings	Shares	Earnings	Shares
	(Restated)		(Restated)		(Restated)
Basic Earnings Per Share Computation	$18,263	32,074	$40,857	31,426	$34,263	29,268
Effect of stock options	—	237	—	406	—	299
Effect of convertible subordinated debentures	—	—	2,010	1,636	—	—

Diluted Earnings Per Share Computation	$18,263	32,311	$42,867	33,468	$34,263	29,567

     The effect of stock options represents the shares resulting from the assumed exercise of outstanding stock options calculated using the treasury stock method. The effect of convertible subordinated debentures represents the shares resulting from the assumed conversion using the “if converted” method and the add-back of the interest expense, after tax, for the assumed conversion at the beginning of each year. In 2004, a portion of these debentures were antidilutive, and the diluted earnings per share calculation excluded 2,941,176 potentially dilutive shares and the benefit of an interest expense add-back of $4,368, net of tax. In 2005 and 2003, the calculation of diluted earnings per share excluded 4,577,838 potentially dilutive shares and the benefit of an interest expense add-back of approximately $5,500, net of tax in 2005, and $6,500, net of tax, in 2003.
15) Employee Benefits
     The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. The total cost of such plans for fiscal years 2005, 2004, and 2003 was $2,726, $2,237, and $2,530, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
16) Cash Flow and Other Information
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

17) Commitments and Contingencies
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
18) Segment and Group Information
     The Company’s 43 facilities are organized into two reportable segments and one group including businesses that do not meet the materiality threshold for separate disclosure. The Company utilizes operating earnings to evaluate business segment and group performance and determine the allocation of resources. Segment and group accounting policies are the same as policies described in Note 2. A description of the Company’s segments and group follows:
     Custom Sheet and Rollstock - This reportable segment consists of one operating segment and has 23 manufacturing facilities and is the largest extruder of plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. Its finished products are formed by its customers for use in a wide variety of markets.
     Color and Specialty Compounds - This reportable segment operates 14 plants throughout North America and Europe. It manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications. This segment’s facilities comprise operating segments that are aggregated into a reportable segment based on the nature of the businesses.
     Engineered Products - This group has six North American facilities which manufacture a number of proprietary items. These include injection molded products, complete thermoplastic wheels and tires, and profile extruded products. This group’s facilities comprise operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure. The Company’s former Molded & Profile Products group was renamed the Engineered Products group effective in the second quarter of fiscal 2005.
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to the two segments and one group. Assets included in Corporate consist primarily of deferred taxes, cash and cash equivalents.

	Restated*
	2005	2004	2003
Net Sales:
Custom Sheet and Rollstock	$884,312	$729,754	$617,734
Color and Specialty Compounds	430,893	323,396	273,835
Engineered Products	81,655	68,575	64,591

	$1,396,860	$1,121,725	$956,160

Operating Earnings:
Custom Sheet and Rollstock	$65,129	$71,271	$62,303
Color and Specialty Compounds	15,295	27,180	22,775
Engineered Products	(3,492)	5,782	4,992
Corporate	(19,063)	(13,379)	(11,526)

	$57,869	$90,854	$78,544

Assets:
Custom Sheet and Rollstock	$576,194	$628,821	$551,991
Color and Specialty Compounds	399,311	359,998	264,135
Engineered Products	83,918	88,256	84,154
Corporate	16,125	56,209	16,957

	$1,075,548	$1,133,284	$917,237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)

	Restated*
	2005	2004	2003
Depreciation and Amortization:
Custom Sheet and Rollstock	$19,917	$17,462	$16,688
Color and Specialty Compounds	14,004	11,893	10,393
Engineered Products	3,391	3,227	3,011
Corporate	2,068	1,122	244

	$39,380	$33,704	$30,336

Capital Expenditures:
Custom Sheet and Rollstock	$15,858	$20,573	$10,218
Color and Specialty Compounds	12,353	8,059	6,825
Engineered Products	5,483	3,658	2,565
Corporate	5,571	2,713	2,401

	$39,265	$35,003	$22,009

*	Previously reported operating earnings increased/ (decreased) due to the restatement discussed in Note 1 to these Consolidated Financial Statements by segment and group as follows:

	2005	2004	2003
Custom Sheet and Rollstock	$6,650	$(1,471)	$475
Color and Specialty Compounds	1,376	102	521
Engineered Products	1,043	(537)	(401)
Corporate	732	(41)	(337)

	$9,801	$(1,947)	$258

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
     The Company operates in five reportable geographic areas — the United States, Canada, Mexico, Europe, and Asia and Other. Geographic financial information for fiscal years 2005, 2004, and 2003 was as follows:

	Net Sales By Destination			Property, Plant and Equipment, Net
	2005	2004	2003	2005	2004	2003
					(Restated)	(Restated)
United States	$1,145,643	$935,321	$815,009	$261,582	$273,962	$232,352
Canada	116,197	99,996	79,023	19,780	25,699	26,119
Mexico	70,605	43,167	31,400	13,749	14,465	14,192
Europe	50,026	29,452	19,382	12,275	6,818	3,407
Asia and Other	14,389	13,789	11,346	—	—	—

	$1,396,860	$1,121,725	$956,160	$307,386	$320,944	$276,070

19) Comprehensive Income
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
20) Quarterly Financial Information
     Certain unaudited quarterly financial information for the fiscal years ended October 29, 2005 and October 30, 2004 was as follows:

	Restated(a)
	Quarter Ended				Fiscal
	Jan.	Apr.	Jul.	Oct.	Year
2005
Net Sales	$304,512	$377,658	$348,672	$366,018	$1,396,860
Gross Profit	28,863	45,058	39,833	39,723	153,477
Operating Earnings (b)	10,787	15,549	13,156	18,377	57,869
Net Earnings (b)	3,130	5,680	4,289	5,164	18,263
Net Earnings Per Share — Basic	.10	.18	.13	.16	.57
— Diluted	.10	.18	.13	.16	.57
Dividends declared per common share	.12	.12	.12	.12	.48
2004
Net Sales	$241,463	$287,591	$288,035	$304,636	$1,121,725
Gross Profit (c)	33,719	44,008	41,253	36,967	155,947
Operating Earnings (c)	19,137	28,388	25,272	18,057	90,854
Net Earnings	7,915	13,728	11,921	7,293	40,857
Net Earnings Per Share — Basic	.27	.43	.37	.21	1.30
— Diluted	.27	.42	.37	.21	1.28
Dividends declared per common share	.11	.11	.11	.11	.44
Notes to table:
(a)	Amounts presented in the table have been restated as disclosed in Note 1 to the Consolidated Financial Statements.

(b)	Operating earnings and net earnings were impacted by restructuring and exit costs, the former CEO retirement, fixed asset charge, goodwill impairment and the establishment of a tax valuation allowance for each of the fiscal 2005 quarters as follows:

	Quarter Ended				Fiscal
	Jan.	Apr.	Jul.	Oct.	2005
		(Restated)	(Restated)	(Restated)	(Restated)
Reduction to operating earnings:
Restructuring and exit costs	$—	$7,619	$4,639	$(2,170)	$10,088
Former CEO retirement	—	—	3,645	—	3,645
Fixed asset charge	—	1,592	206	72	1,870
Goodwill impairment	—	—	—	4,468	4,468

	$—	$9,211	$8,490	$2,370	$20,071

Reduction to net earnings:
Restructuring and exit costs	$—	$5,085	$2,862	$(1,313)	$6,634
Former CEO retirement	—	—	2,250	—	2,250
Fixed asset charge	—	986	128	45	1,159
Goodwill impairment	—	—	—	3,976	3,976
Tax valuation allowance	—	—	—	1,133	1,133

	$—	$6,071	$5,240	$3,841	$15,152

(c)	In the fourth quarter of fiscal 2004, gross profit and operating earnings were impacted by approximately $1.8 million of pre-tax, out-of-period charges to correct account balances identified from the implementation of information technology systems. In addition, operating earnings was impacted by a $3.5 million per-tax fixed asset charge.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of October 29, 2005 to:
a)	ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms; and

b)	ensure that information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
     Management’s report on internal control over financial reporting, and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Item 8 of this Form 10-K/A.
Restatement of Prior Year Financial Statements
     In the first half of fiscal 2005, management initiated a complete physical count of the Company’s property, plant and equipment. The counts were reconciled to balances recorded in the Company’s books and records, and $8.8 million of equipment as of the end of April 2005 that was previously disposed or recorded in error upon acquisition of businesses was identified and written off. At that time, the controls over property, plant and equipment were considered to be a material weakness in the Company’s internal controls. In the third quarter of fiscal 2005, we took corrective action to institute new policies and procedures for the tracking of equipment disposals and transfers, including periodic physical inventories of property, plant and equipment. We subsequently tested these controls to determine they were operating as intended and concluded that as of October 29, 2005, the control weakness had been remediated.
     As the result of a review of our 2005 annual report on Form 10-K by the Securities and Exchange Commission, the Company concluded that it should restate its previously issued financial statements to reflect a change in the timing of reporting $8.8 million of the non-cash fixed asset charge in fiscal 2005. The Company had previously reported this amount in its fiscal 2005 results with a separate footnote to fully present the issue identified in fiscal 2005. Because the $8.8 million fixed asset charge relates to years prior to fiscal 2005 and was material to fiscal 2005 results, the Company has concluded that the charge should be reflected in prior periods. Accordingly, this amount and related depreciation and tax impacts have been excluded from our previously issued fiscal 2005 results.
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
     The rules of the New York Stock Exchange (NYSE) require Mr. Abd, our Chief Executive Officer, to certify to the NYSE annually that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Mr. Abd and Mr. Martin, our Chief Financial Officer, must each execute a certificate as to the quality of our public disclosure as part of our quarterly reports to the Securities and Exchange Commission (“SEC”). Their latest Section 302 certifications are filed with the SEC as exhibits to this Form 10-K/A.
Executive Officers of the Registrant
     The following table provides certain information about the Company’s executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, and Prior Positions and Employment
George A. Abd	42	Chief Executive Officer and President (since May 2005), Executive Vice President, Color and Specialty Compounds (September 2000 to May 2005) and Engineered Products (May 2004 to May 2005); Vice President of Compounding for the Company’s Spartech Polycom Division from March 1998 to September 2000. Mr. Abd held various positions with Polycom Huntsman, Inc. for eleven years prior to its acquisition by the Company in March 1998. Mr. Abd is also a member of the board of directors of the Company.

Randy C. Martin	43	Executive Vice President (since September 2000) Corporate Development (since May 2004) and Chief Financial Officer (since May 1996); Corporate Controller from September 1995 to May 1996; Vice President, Finance from May 1996 to September 2000. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995. Mr. Martin is also a member of the board of directors of the Company.

Steven J. Ploeger	44	Executive Vice President Custom Sheet and Rollstock and Engineered Products (since May 2004); Vice President Spartech Plastics from 2000 to 2004; General Manager Spartech Plastics – North Region from 1996 to 2000. Mr. Ploeger also held various sales management positions with the Company from 1985 to 1996.

Name	Age	Current Office, and Prior Positions and Employment
Jeffrey D. Fisher	57	Senior Vice President and General Counsel (since July 1999); and Secretary (since September 2000). Mr. Fisher, an attorney, was with the law firm of Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.

Darrell W. Betz	42	Senior Vice President of Global Human Resources (since April 2005). Mr. Betz was with Emerson Electric for 16 years in various human resource positions prior to joining the Company in April 2005.

Michael G. Marcely	38	Vice President (since December 2004) and Corporate Controller (since July 2004), Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Phillip M. Karig	49	Vice President-Purchasing and Supply Chain Management (since September 2001), Director of Purchasing from February 2000 to September 2001. Mr. Karig was with Uniroyal Technology Corporation for 12 years in various purchasing, logistics, and materials management positions before joining the Company in February 2000.
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

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements and Financial Statement Schedules
     The following financial statements and financial statement schedules are included in this Form 10-K/A:
     (c) Exhibits
          The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

3.1 (a)	Restated Certificate of Incorporation

3.2 (b)	Amended and Restated By-Laws, as amended

4 (c)	Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent

10.1 (d)	Retirement Agreement and Release dated May 6, 2005, between Bradley B. Buechler and Spartech Corporation

10.2 (e)	Employment Agreement dated December 10, 2003 between George A. Abd and Spartech Corporation

10.3 (f)	Employment Agreement dated July 1, 2004 between William F. Phillips and Spartech Corporation

10.4 (g)	Employment Agreement dated December 1, 2003 between Jeffrey D. Fisher and Spartech Corporation

10.5 (h)	Employment Agreement dated May 1, 2004 between Steven J. Ploeger and Spartech Corporation

10.6 (i)	Form of Indemnification Agreement entered into between Spartech Corporation and each of its officers and directors

10.7 (j)	Spartech Corporation 2004 Equity Compensation Plan dated December 11, 2003

10.8 (k)	Form of Incentive Stock Option

10.9 (l)	Form of Nonqualified Stock Option

10.10 (m)	Form of Restricted Stock Unit Award

10.11 (n)	Spartech Corporation 2006 Executive Bonus Plan

10.12 (o)	Spartech Corporation Deferred Compensation Plan, as amended

21	Subsidiaries of Registrant *

23.1	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney *

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*	Filed as Exhibits 21 and 24, respectively, to the Company’s Form 10-K filed with the Commission on January 11, 2006 and incorporated herein by reference

Notes to Exhibits
(a)	Filed as Exhibit 3.1 to the Company’s Form S-8 (File No. 333-60381), filed with the Commission on July 31, 1998 and incorporated herein by reference.

(b)	Filed as Exhibit 3.2 to the Company’s Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

(c)	Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.

(d)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 8, 2005 and incorporated herein by reference.

(e)	Filed as Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

(f)	Filed as Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

(g)	Filed as Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on January 16, 2004 and incorporated herein by reference.

(h)	Filed as Exhibit 10.9 to the Company’s Form 10-K filed with the Commission on January 13, 2005 and incorporated herein by reference.

(i)	Filed as Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.

(j)	Filed as Exhibit 4.1 to the Company’s Form S-8 (File No. 333-113752) filed with the Commission on March 19, 2004 and incorporated herein by reference.

(k)	Filed as Exhibit 1.01(2) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(l)	Filed as Exhibit 1.01(3) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(m)	Filed as Exhibit 1.01(4) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(n)	Filed as Exhibit 1.01(a) to the Company’s Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

(o)	Filed as Exhibit 1.01(b) to the Company’s Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ George A. Abd
George A. Abd
October 27, 2006	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

October 27, 2006	/s/ George A. Abd George A. Abd	President and Chief Executive Officer and Director (Principal Executive Officer)

October 27, 2006	/s/ Randy C. Martin Randy C. Martin	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)

October 27, 2006	/s/ Ralph B. Andy *	Director

Ralph B. Andy

October 27, 2006	/s/ Lloyd E. Campbell *	Director

Lloyd E. Campbell

Director

Edward J. Dineen

October 27, 2006	/s/ Victoria M. Holt *	Director

Victoria M. Holt

October 27, 2006	/s/ Walter J. Klein *	Director

Walter J. Klein

October 27, 2006	/s/ Pamela F. Lenehan *	Director

Pamela F. Lenehan

October 27, 2006	/s/ Jackson W. Robinson *	Director

Jackson W. Robinson

October 27, 2006	/s/ Craig A. Wolfanger *	Director

Craig A. Wolfanger

* By:	/s/ George A. Abd George A. Abd, Attorney-in-Fact

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED 2005, 2004, AND 2003.
(Dollars in thousands)

		ADDITIONS AND
	BALANCE AT	CHARGES TO
	BEGINNING OF	COSTS AND		BALANCE AT
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	END OF PERIOD
October 29, 2005
Allowance for Doubtful Accounts	$2,997	$1,705	$(2,145)	$2,557

October 30, 2004
Allowance for Doubtful Accounts	$3,737	$1,372	$(2,112)	$2,997

November 1, 2003
Allowance for Doubtful Accounts	$4,058	$1,133	$(1,454)	$3,737
Fiscal year 2003 and 2004 additions and write-offs include activity relating to the acquisition of certain of the businesses and assets of Polymer Extruded Products in April 2003 and the three divisions of VPI in October 2004.

F-1