Form 10-K
period 2006-10-28
SPARTECH CORP
filed 2006-12-21
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2006
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
YES ☑     NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐     NO ☑
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $757,962,804 on April 29, 2006. There were 32,252,732 total shares of common stock outstanding as of November 30, 2006.
Documents incorporated by reference
     1) Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED OCTOBER 28, 2006

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
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. In addition to the risk factors discussed in Item 1A, other important factors which could impact our operations and results include:
(a)	adverse changes in economic or industry conditions including global supply and demand conditions and prices for products of the types we produce;

(b)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(c)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(d)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(e)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(f)	our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings;

(g)	our failure to compete effectively with companies offering products based on alternative technologies and processes that may be more competitive in price or better in performance;

(h)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(i)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(j)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(k)	our inability to develop and launch new products successfully;

(l)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments; and

(m)	possible weaknesses in our internal controls.
     We assume no duty to update our forward-looking statements, except as required by law.

PART I
Item 1. BUSINESS
General
     Spartech Corporation (the “Company” or “Spartech”) was incorporated in the state of Delaware in 1968, succeeding a business which had commenced operations in 1960. The Company, together with its subsidiaries, is an intermediary processor of engineered thermoplastics. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products. Our products are sold to original equipment manufacturers and other customers in a wide range of end markets.
     Spartech is organized into two reportable segments and one group of operating segments based on the products we manufacture. The two reportable segments are Custom Sheet and Rollstock and Color and Specialty Compounds with the remaining businesses grouped together in Engineered Products. Net sales, operating earnings and total assets attributable to each segment are located in Note 17 to the Consolidated Financial Statements. Sales by segment and group were Custom Sheet and Rollstock 64%, Color and Specialty Compounds 31% and Engineered Products 5% in 2006. Information with respect to acquisition and divestiture activities by Spartech is set forth in Note 2 to the Consolidated Financial Statements. A description of the segments and group of operating segments, including its principal products and markets, is summarized below.
     Custom Sheet and Rollstock
     The Custom Sheet and Rollstock segment is the largest manufacturer of plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. We produce and distribute the products from facilities in the United States, Canada, Mexico and France. Its finished products are formed by its customers that use plastic components in their products. Our custom sheet and rollstock is utilized in several end markets including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, signs/advertising and aerospace. The Custom Sheet and Rollstock segment is highly competitive and we compete in many different areas with many other companies because the Company and our customers manufacture a wide variety of products.
     Color and Specialty Compounds
     The Color and Specialty Compounds segment comprise operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. We also use colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Company sells the segment’s products principally through its own sales force, but also uses independent sales representatives. We produce and distribute these products from facilities in the United States, Canada, Mexico and France. It sells custom-designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the automotive equipment, building and construction, food/medical packaging, lawn and garden equipment, electronics and appliances, and numerous other end markets. The Color and Specialty Compounds segment operates in highly competitive markets. We compete with some companies which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources.
     Engineered Products
     The Engineered Products group comprised of four operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure. The Spartech Wheels operating segment has three facilities in the United States and Mexico and manufactures a number of proprietary items including thermoplastic tires and wheels for the medical, lawn and garden, refuse container, and toy markets. The Spartech Profiles operating segment is a facility in Canada that manufactures profile window frames and fencing for the building and construction market. The Spartech Townsend operating segment is a facility in the United States that manufactures and sells acrylic tubes and rods to a variety of industries. The Spartech Marine operating segment is a facility in the United States that manufactures and sells custom made doors, hatches, cabinets and windscreens to boat manufacturers. The principal raw materials used in our manufacturing of molded tires and wheels, profile and other engineered products are PVC, acrylics, polyethylene and polypropylene. Our products in this group are generally manufactured either through injection molding or profile extrusion processes. We sell the group’s products principally through our own sales force, but also use independent sales representatives and wholesale distributors. The Engineered Products segment is highly competitive and highly fragmented. Because we manufacture a wide variety of products, we compete in different areas with many other companies, some of which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources.

Raw Materials
     The raw materials used in our production processes are largely plastic resins which are derivatives of crude oil or natural gas and are readily available from a number of suppliers. The Company has multiple sources of supply for our raw materials and is not significantly dependent on any one or a few suppliers.
Production
     Spartech utilizes various production operations and methods. The principal production operations are extrusion, casting, compounding, calendering, printing, lamination and molding processes. Management believes the equipment, machinery and tooling used in these processes are of modern design and are well maintained.
Intellectual Property and Trademarks
     The Company has various intellectual property and trademarks. The intellectual property includes certain product formulations and the trademarks protect names of certain of the Company’s products. These assets are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. While proprietary intellectual property and trademarks are important to the Company, management believes the loss or expiration of any intellectual property right or trademark would not materially impact the Company or any of its segments.
Customer Base
     We sell our products to thousands of customers in a broad range of end markets, with our largest customer accounting for 5.6% of our 2006 sales. Our top 25 customers represented approximately 32% of our 2006 sales. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 23% of our 2006 sales. The packaging market historically has experienced faster growth and less cyclicality than the other major markets served by plastics processors. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on the Company’s business other than, potentially, on a temporary basis. The following table presents the Company’s sales mix by end market for 2006 and 2005:

	2006	2005
Packaging	23%	23%
Transportation	23	23
Building and construction	17	14
Recreation and leisure	11	12
Sign and advertising	7	7
Appliance and electronics	6	6
Lawn and garden	4	6
Other	9	9

	100%	100%

Distribution
     Generally, we sell our products through our own sales force, but we also use a limited number of independent sales representatives and wholesale distributors. Our plants are strategically located such that their proximity to our customers saves shipping costs, reduces delivery times and increases our presence in a variety of markets.
Backlog
     We estimate that the total dollar value of our backlog of firm orders as of October 28, 2006 and October 29, 2005 was approximately $109.9 million and $128.2 million, respectively, all of which we expect to ship within one year. The estimated backlog by segment and group at October 28, 2006 and October 29, 2005 follows (in millions):

	2006	2005
Custom Sheet and Rollstock	$65.9	$78.5
Color and Specialty Compounds	39.9	44.1
Engineering Products	4.1	5.6

	$109.9	$128.2

Competition
     The Company operates in markets that are highly competitive and that environment is expected to continue. The Company experiences substantial competition in each of its segments and in each of the geographic areas in which it operates. Generally, we compete on the basis of price, product performance, quality and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, exercise skill in raw material purchasing, achieve production efficiencies to make our products cost effective for our customers, and provide new product solutions to customer applications. Although no single company competes directly with Spartech in all of its product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Spartech, and Spartech also competes with many smaller companies. The number of the Company’s competitors varies by product line, and management believes that Spartech has a market leadership position in many of these product lines.
Seasonality
     Our sales are seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of our various customers in each region.
Environment
     The Company’s operations are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of the Company’s business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the Company’s capital expenditures, earnings or competitive position. It is not anticipated that the Company will have material capital expenditures for environmental control facilities during the next year. For additional information regarding risks due to regulations relating to the protection of the environment as well as our participation in the Lower Passaic River environmental study, see Item 1A.
Employees
     Our total number of employees is approximately 3,425. There are approximately 2,650 production personnel at our facilities, approximately 29% of whom are union employees covered by several collective bargaining agreements. We consider our employee relations to be good. Management and administrative personnel total approximately 775 employees, none of whom is unionized.
Geographic Areas
     We operate in 40 manufacturing facilities in North America and one in Europe. Information regarding our operations in various geographic segments is located in Note 17 to the Consolidated Financial Statements. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
Available Information
     Spartech’s Forms 10-K, 10-Q, 8-K and any amendments to those reports are available without charge through the Company’s Web site on the Internet as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. They may be accessed directly as follows: www.spartech.com, Investor Relations, SEC Filings.
     Our principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. Our telephone number is (314) 721-4242. Our Web site address is www.spartech.com.

Item 1A. RISK FACTORS
     The factors listed below represent the Company’s principal risks. These factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate.
Price increases in raw materials and energy costs could adversely affect operating results and financial condition.
     In 2006, raw material costs represented 74% of total costs of sales. We purchase various raw material resins derived from crude oil or natural gas to produce our products. The cost of these resins has been highly volatile in the last few years with significant price increases. This volatility of resin costs is expected to continue and may be affected by a number of factors including political instability or hostilities in oil-producing countries and changes in supply and demand. We have historically been successful at managing the impact of this volatility on our margins by passing through price changes to customers, negotiating competitive prices with suppliers, increasing production efficiencies and controlling inventory levels. While we will continue to try to manage these costs, the direction and degree of future resin cost changes and our ability to manage such changes is uncertain. As a result, higher crude oil and natural gas costs could lead to declining margins, operating results, cash flows and financial condition.
The cyclical nature of our suppliers and customers businesses could adversely affect our sales, profitability, operating results and cash flows during economic downturns.
     General economic conditions and business conditions of our suppliers’ and customers’ industries affect the supply and demand for our products. The businesses of most of our suppliers and customers can be cyclical in nature and sensitive to changes in general economic conditions. Political instability may lead to financial and economic instability, which could lead to deterioration in general global economic conditions. Downturns in the businesses that use our products would adversely affect our sales. Downturns in general economic conditions may result in diminished product demand, excess manufacturing capacity and lower average selling prices. In addition, downturns in our customers’ industries, even during periods of strong general economic conditions, could adversely affect our sales, profitability, operating results, cash flows and financial condition.
We operate in a highly competitive marketplace, which could adversely affect our sales and financial condition.
     We compete on the basis of product performance, quality, price, availability, security of supply, product development and customer service. Some competitors are larger than we are in certain markets and may have greater financial resources that allow them to be better positioned to withstand changes in our industry. Our competitors may introduce new products based on alternative technologies that may be more competitive causing us to lose customers which would result in a decline in our sales volume and earnings. Our customers demand high quality and low cost products and services. The cost and availability of energy and strategic raw materials may continue to deteriorate domestically while improving in the international market. Given the global competitive marketplace in which we compete, any such change could adversely impact the demand for our products. Competition could cause us to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on our results of operations, cash flows and financial condition.
We may incur significant charges or be adversely impacted by the closure of all or part of a manufacturing facility.
     We periodically assess the cost structure of our manufacturing facilities in order to manufacture and sell our products in the most efficient manner. Based on our assessments, we may make capital investments to modernize facilities, move or discontinue manufacturing capabilities, or close all or part of a manufacturing facility. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these investments which could result in an adverse impact on our operating results, cash flows and financial condition.
We are in the process of implementing a new Enterprise Resource Planning (“ERP”) computer system which could cause substantial business interruption that could adversely impact our operating results.
     We are implementing a new ERP system and investing significant financial and personnel resources into this project. We are using a controlled project plan and believe we have assigned adequate staffing and other resources to the project to ensure its successful implementation. However, there is no assurance that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on such computer systems, and any significant failure or delay in the system implementation, if encountered, would cause a substantial interruption to our business and additional expense which could result in an adverse impact on our operating results, cash flows and financial condition.
We may encounter difficulties in integrating businesses we have acquired, and therefore we may not realize the anticipated benefits of the acquisitions.
     In the past several years, we have made strategic acquisitions intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
     As of October 28, 2006, we had goodwill of $350.4 million, which is 34% of our total assets. We completed our annual impairment review required by Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) during the fourth quarter of 2006, and recognized a $3.2 million impairment charge in our Engineered Products group. In addition, the occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another valuation analysis, as required under SFAS 142, for some or all of our reporting units prior to the next required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill which could adversely impact our results of operations.
We are part of an environmental investigation initiated by the New Jersey Department of Environmental Protection in 2003 and if our liability is materially different from the amount accrued, it could impact our results of operations.
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including one of our subsidiaries, regarding the Lower Passaic River. Our subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of 2005, it had paid its total commitment of $0.3 million towards this study. In 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. In the fourth quarter of 2006, we recorded a $0.6 million charge in selling, general and administrative expense for our subsidiary’s expected funding to complete the study to be funded over five years, the expected timeframe of the study. As of October 28, 2006, we had $0.7 million accrued related to this issue. Due to uncertainties inherent in this matter, management is unable to estimate our potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. We believe that it is possible that our ultimate liability resulting from this issue could materially differ from our October 28, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, it is our opinion that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
We are subject to other litigation and environmental regulations that could adversely impact our operating results.
     The Company is, and in the future may be, subject to various claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several of which claim substantial amounts of damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact on the Company. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of any noncompliance with or liability for cleanup or other costs or damages under environmental laws.
Access to funding through capital markets is an important part of our business plan and if we are unable to maintain such access we could experience a material adverse effect on our business and financial results.
     Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. If we are unable to continue to access the capital markets, we could experience a material adverse effect on our business and financial results.
The Company is subject to a number of restrictive covenants in its credit facilities and breaches of these covenants could become events of default under the Company’s credit facilities and cause the acceleration of the majority of debt beyond the Company’s ability to pay.
     The Company’s credit facilities contain a number of restrictive covenants as described in more detail in Note 10 of the Consolidated Financial Statements. These covenants require the Company to, among other matters, restrict the incurrence of additional indebtedness, satisfy certain ratios and net worth levels, and limit both the sale of assets and merger transactions. If breached, these restrictive covenants would force the Company to negotiate with its bankers to waive the covenants and could significantly impact the Company’s ability to manage its business. In addition, those covenants could affect the Company’s flexibility in making investments and acquisitions.

Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     The Company operates in 41 manufacturing facilities located in the United States, Canada, France and Mexico, with 23 facilities in the Custom Sheet and Rollstock segment, 12 facilities in the Color and Specialty Compounds segment and six facilities in the Engineered Products group. The manufacturing locations are owned or occupied under operating or capital leases. Additional information regarding our operations within the various geographic segments is located in Note 17 to the Consolidated Financial Statements. In addition, the Company leases office facilities for its corporate headquarters in St. Louis, Missouri and administrative offices in Washington, Pennsylvania.
     Use of the manufacturing facilities may vary with seasonal, economic and other business conditions. One facility in the Color and Specialty Compounds segment is not being utilized by the Company and is classified as held for sale as the Company actively looks for a buyer. In addition, the Company plans to consolidate three existing Custom Sheet and Rollstock production facilities into one facility during 2007 as described in Note 7 to the Consolidated Financial Statements. The Company believes that its present facilities are sufficient and adequate for the manufacture and distribution of Spartech’s products and generally have sufficient capacity for existing needs and expected near-term growth.
Item 3. LEGAL PROCEEDINGS
     In addition to the Lower Passaic River matter described in Item 1A “Risk Factors”, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company’s capital expenditures, financial position or competitive position.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Spartech Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the symbol “SEH”. There were approximately 1,600 shareholders of record at November 30, 2006. The following table sets forth the high and low prices of the common stock and cash dividends per common share for each quarter of 2006 and 2005:

Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2006
High	$25.11	$25.01	$24.61	$27.98
Low	18.68	22.06	20.54	20.56

Dividends declared	$.125	$.125	$.125	$.125

2005
High	$28.31	$23.54	$21.16	$21.73
Low	23.03	17.83	16.00	17.50

Dividends declared	$.120	$.120	$.120	$.120
     The Company’s Board of Directors reviews the dividend policy each December based on the Company’s previous year’s results, and our business plan and cash flow projections for the next year.
     In September 2004, the Company’s Board of Directors approved the repurchase of up to 1 million shares under a two-year program which expired in September 2006. A total of 487,200 shares were repurchased under this program none of which were repurchased in the fourth quarter of 2006. Subsequent to the expiration of this formal plan, the Company may periodically repurchase shares to reissue upon the exercise of stock options or for other purposes.

Item 6. SELECTED FINANCIAL DATA
     The selected financial and other data below for the last five years presents consolidated financial information of Spartech Corporation and subsidiaries and have been derived from our audited consolidated financial statements.
     Our operating history includes significant acquisitions; this data should be read with the selected historical consolidated financial data set forth below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto.

	Year Ended
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales:
In Dollars	$1,485,597	$1,396,860	$1,121,725	$956,160	$898,308
In Volume (pounds)	1,460,000	1,472,000	1,383,000	1,207,000	1,179,000
Gross Margin (a)	$176,537	$153,477	$155,947	$135,149	$136,259
Depreciation & Amortization	40,698	39,380	33,704	30,336	26,964
Operating Earnings (b)	91,424	57,869	90,854	78,544	81,699
Interest Expense	20,981	25,195	25,436	24,965	26,816
Net Earnings (c)	38,798	18,263	40,857	34,263	34,778

Per Share Information:
Earnings per Share-Diluted	$1.20	$.57	$1.28	$1.16	$1.23
Dividends Declared per Share	.50	.48	.44	.40	.38
Book Value per Share	13.78	12.93	12.81	10.84	9.78

Balance Sheet Data:
Working Capital (d)	$136,544	$171,459	$198,253	$127,496	$110,082
Working Capital as a percentage of Net Sales	9.2%	12.3%	17.7%	13.3%	12.3%
Total Debt	$289,223	$379,955	$474,091	$383,819	$392,971
Total Assets	1,041,794	1,071,826	1,133,284	917,237	865,618
Shareholders’ Equity	442,693	413,760	412,374	318,206	286,386

Ratios/Other Data:
Cash Flow from Operations	$127,543	$105,018	$31,647	$69,485	$85,688
Capital Expenditures	23,966	39,265	35,003	22,009	28,217
Operating Earnings per pound sold (actual)	6.3 ¢	3.9 ¢	6.6 ¢	6.5 ¢	6.9 ¢
Total Debt to Total Debt and Equity	39.5%	47.9%	53.5%	54.7%	57.8%
Number of Employees (actual)	3,425	3,500	3,750	3,325	3,475
Common Shares:
Outstanding at Year-End	32,124	31,988	32,180	29,352	29,285
Weighted Average-Diluted	32,297	32,311	33,468	29,567	28,379

Notes to table:

(a)	Calculated as net sales less cost of sales. Gross margin excludes the impact from amortization expense.

(b)	2006 operating earnings were reduced by pre-tax charges of $5.0 million related to restructuring and exit costs ($1.9 million) and goodwill impairment ($3.2 million). 2005 operating earnings were reduced by pre-tax charges of $20.1 million related to restructuring and exit costs ($10.1 million), a retirement settlement with our former CEO ($3.6 million), fixed asset charges ($1.9 million) and goodwill impairment ($4.5 million). 2004, 2003 and 2002 operating earnings were reduced by pre-tax fixed asset charges of $3.5 million, $1.0 million and $0.3 million, respectively.

(c)	2006 net income was reduced by a $3.4 million after-tax charge ($5.5 million pre-tax) related to the early extinguishment of our convertible subordinated debentures.

(d)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

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
Business Overview
     Spartech is an intermediary processor of engineered thermoplastics which converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products for customers in a wide range of markets. We operate 40 manufacturing facilities throughout North America and one in Europe that are organized into two segments and one group as follows:

% of
2006 Sales
Custom Sheet and Rollstock	64
Color and Specialty Compounds	31
Engineered Products	5
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
     We assess net sales changes using three major drivers: underlying volume, the impact of business acquisitions or divestitures and price/mix. Underlying volume is calculated as the change in pounds sold exclusive of the impact on pounds sold from business acquisitions or divestitures.
Executive Summary
     Net sales increased 6% to $1,486 million in 2006 over 2005 due mostly to selling price increases. The selling price increases reflect increases in the cost of plastic resins that we use to manufacture our products, the cost of which we eventually pass along to our customers as selling price increases. Operating earnings increased to $91.4 million in 2006 versus $57.9 million in 2005, due in part to a $15.1 million reduction of special items in the current year. In 2006, we incurred $5.0 million of special items including restructuring and exit costs of $1.9 million and goodwill impairment of $3.2 million. In 2005, we incurred $20.1 million of special items including restructuring and exit costs of $10.1 million, charges of $3.6 million related to the retirement of the Company’s former CEO, a $1.9 million fixed asset charge, and $4.5 million of goodwill impairment. In addition, 2006 operating earnings were impacted by $2.5 million of stock option expense due to the implementation of Statement of Financial Accounting Standards (“SFAS”) 123(R) Share Based Payment (“SFAS 123(R)”). Excluding special items and the impact of stock option expense, operating earnings increased $21.0 million in 2006 from the prior year due mostly to mix changes within our three reporting groups, increases in material margins from a higher mix of sheet sales, and better management of selling prices for changes in resin and conversion costs.
     In 2006, we completed a $50 million private placement of debt and amended our U.S. unsecured bank credit facility which increased our borrowing availability from $200 million to $300 million. We used the proceeds from the private placement and borrowings from our amended credit facility to redeem our $150 million convertible subordinated debentures which resulted in a $5.5 million charge for early debt extinguishment costs. This redemption eliminated the potential dilutive effect of a future conversion of the convertible subordinated debentures and reduced our cost of borrowing. We generated strong cash flows from operations in 2006 which allowed us the flexibility to complete the redemption and pay down $87.4 million of debt. In addition, we made progress on our restructuring activities by completing the consolidation of three Color and Specialty Compounds production facilities into one plant and beginning construction of our new sheet facility in Greenville, Ohio into which we plan to consolidate production activities from three existing plants.

Results of Operations
Comparison of 2006 and 2005
Consolidated Summary
     Net sales were $1,485.6 million and $1,396.9 million for the year ended 2006 and 2005, respectively, representing a 6% increase in 2006. The causes of this percentage increase were as follows:

Underlying volume	—%
Disposition of business	(1)
Price/Mix	7

6%

     Underlying volume was impacted by the loss of volume associated with the sale of assets of an operation in our Engineered Products segment in the first quarter of 2006. Excluding the negative volume impact of this loss, underlying volume increased slightly in 2006 compared to 2005. This slight volume increase reflected an increase in sales from our Custom Sheet and Rollstock segment, partially offset by a decrease in volume sold from our other two groups. The disposition of business impact reflects lost pounds from the sale of our corrugated sheet operation in the Custom Sheet and Rollstock segment in the fourth quarter of 2005. The price/mix impact reflects sales mix changes and the management of selling prices for changes in resin and conversion costs.
     The following table presents sales, cost of sales, and resulting gross margin in dollars and on a per pound sold basis for 2006 and 2005. Cost of sales presented in the Consolidated Statements of Operations includes material and conversion costs, both of which are presented in the following table. We have not presented cost of sales components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as selling price changes. These changes materially affect the percentages but do not present accurate performance measures of the business.

	2006	2005
Dollars and Pounds (in millions)
Net sales	$1,485.6	$1,396.9
Material costs	968.3	900.6

Material margin	517.3	496.3
Conversion costs	340.8	342.8

Gross margin	$176.5	$153.5

Pounds Sold	1,460	1,472

Dollars per Pound Sold
Net sales	$1.017	$.949
Material costs	.663	.612

Material margin	.354	.337
Conversion costs	.233	.233

Gross margin	$.121	$.104

     The increases in net sales and material costs per pound sold in 2006 reflect sales mix changes and the management of selling prices in response to increases in costs. The prices of our major resins increased approximately 4% on a weighted average basis in 2006 over the prior year. Material margin per pound sold increased 1.7 cents in 2006 over the prior year reflecting sales mix changes and our focused efforts on managing margins for changes in resin prices and certain conversion costs.
     Conversion costs decreased $2.0 million compared to 2005 reflecting lower labor-related and other costs due to our restructuring efforts partially offset by higher utilities and freight costs from higher energy costs. We completed the consolidation of three Color and Specialty Compounds production facilities into one plant in the fourth quarter of 2006 and began construction of a new Custom Sheet and Rollstock production facility in Greenville, Ohio in the second quarter of 2006 into which three existing production facilities will be consolidated. Assuming sales volumes and mix are consistent, we estimate the Color and Specialty Compounds consolidation will reduce annual conversion costs by $3 million, the benefit of which started in the second half of 2006, and the Custom Sheet and Rollstock consolidation to reduce annual conversion costs by $2.5 million upon completion by the end of 2007. The majority of these estimated savings will be from reductions in labor-related costs and we expect these savings to mitigate increases in other conversion costs. Refer to Note 7 to our Consolidated Financial Statements for additional detail regarding these restructuring efforts.

     Selling, general and administrative expenses were $75.4 million in 2006 representing a $4.8 million increase over the prior year. The impact of expensing stock options from the adoption of SFAS 123(R) beginning in 2006 resulted in $2.2 million of additional selling, general and administrative expense in 2006. The remaining $2.6 million increase was primarily due to increases in labor-related costs, higher IT-related costs from our company-wide Oracle information system implementation and a $0.6 million charge related to the Lower Passaic River environmental issue recorded in 2006, partially offset by savings from the termination of the Company’s airplane lease in the third quarter of 2005 and other corporate cost reduction efforts.
     Amortization of intangibles was $4.7 million in 2006 compared to $4.9 million in 2005. The decrease reflects the final amortization of certain intangibles acquired in 2002.
Adoption of SFAS 123(R)
     In the first quarter of 2006, we adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123 and no expense related to stock options was recognized in our results of operations. We have implemented SFAS 123(R) using the modified prospective transition method, which requires the expensing of stock options upon adoption without restating prior periods. Compensation expense related to stock options was $2.5 million in 2006, of which $2.2 million was recognized in selling, general and administrative and $0.3 million was recorded as costs of sales. This resulted in a reduction to diluted earnings per share of 6 cents in 2006. The following table presents the impact of the adoption of SFAS 123(R) and resulting stock option expense on operating earnings during 2006 (in millions):

Custom Sheet and Rollstock	$0.9
Color and Specialty Compounds	0.5
Engineering Products	0.1
Corporate	1.0

$2.5

     As of October 28, 2006, we had $4.3 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.9 years.
Special Items
     In the fourth quarter of 2006, we recorded a $3.2 million non-cash goodwill impairment charge due to recent changes in our profiles business and the reorganization of the operations, management and reporting of this business which led to a redefinition of our operating segments comprising our Engineered Products group and allocation of goodwill to our new profiles reporting unit. The fair value of our profiles business did not support the $3.2 million goodwill allocation which resulted in the impairment charge. In the fourth quarter of 2005, we recorded a $4.5 million non-cash goodwill impairment charge triggered by the underperformance of a profiles business in the Engineered Products group and the loss of a major customer at another operation in our Color and Specialty Compounds segment.
     In the fourth quarter of 2005, we initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania. This restructuring activity, which was completed in the fourth quarter of 2006, resulted in $1.7 million of cash restructuring expense in 2006 primarily related to equipment moving and employee severance costs. In the second quarter of 2006, we began construction of a new Custom Sheet and Rollstock production facility in Greenville, Ohio into which three existing production facilities will be consolidated. We expect to complete the construction and move of the existing operations into the new facility by the end of 2007. This consolidation resulted in $0.2 million of restructuring expense in 2006 primarily related to employee severance costs and accelerated depreciation from a lower useful life for a building which is expected to be sold upon completion of the consolidation. We estimate this consolidation will result in $1.0 million of restructuring charges in 2007, about half of which will be cash expenses.
     In the second quarter of 2005, we initiated several strategic changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involved the consolidation, sale or closing of seven plant facilities, the shut-down of a calendered film line and other cost reduction efforts including the termination of the Company’s airplane lease. These activities resulted in $10.1 million of restructuring and exit costs in 2005 of which $7.2 million represented non-cash charges. As of October 28, 2006, we had one facility and one calendered film line held for sale remaining from these activities and these restructuring activities are substantially complete.
     In the third quarter of 2005, we entered into a Retirement Agreement with the former chief executive officer of the Company. This resulted in a $3.6 million charge, of which $0.8 million represented a non-cash charge.
     As part of our Sarbanes-Oxley compliance efforts, we completed a physical count of the Company’s property, plant and equipment in the second quarter of 2005. We reconciled the counts to amounts recorded in our books and records and identified equipment that was previously disposed. During our physical counts, we also identified equipment that existed and that we elected to liquidate. This process resulted in a $1.9 million fixed asset charge in 2005 for impairment on equipment that we liquidated. Refer to Note 9 to our Consolidated Financial Statements for detail of these non-cash charges including detail by segment and group.
     The following tables present the impact of special items on our operating earnings for 2006 and 2005 (in millions):

	2006
	Custom	Color and
	Sheet and	Specialty	Engineered
	Rollstock	Compounds	Products	Corporate	Total
Goodwill Impairment	$—	$—	$3.2	$—	$3.2
Restructuring and Exit Costs	0.2	1.6	—	—	1.8

Total Special Items	$0.2	$1.6	$3.2	$—	$5.0

	2005
	Custom	Color and
	Sheet and	Specialty	Engineered
	Rollstock	Compounds	Products	Corporate	Total
Goodwill Impairment	$—	$2.0	$2.5	$—	$4.5
Restructuring and Exit Costs	—	7.4	1.9	0.8	10.1
Former CEO Retirement	—	—	—	3.6	3.6
Fixed Asset Charge	0.6	0.5	0.8	—	1.9

Total Special Items	$0.6	$9.9	$5.2	$4.4	$20.1

     Operating earnings for 2006 were $91.4 million compared to $57.9 million in 2005 representing a $33.6 million increase. The increase in operating earnings was impacted by the special items which resulted in $5.0 million of total expense in 2006 compared to $20.1 million in 2005. Excluding special items and stock option expense, operating earnings increased $21.0 million in 2006 over 2005 mostly due to a $23.3 million increase in gross margin, partially offset by a $2.6 million increase in selling, general, and administrative expenses all due to the various reasons previously discussed.
     Interest expense, net was $21.0 million in 2006 compared to $25.2 million in 2005. The decrease in interest expense was due to the benefit realized from our significant debt pay-down in the second half of 2005 and through 2006 including the extinguishment of our convertible subordinated debentures. The lower debt levels were partially offset by a higher average interest rate.
     In the third quarter of 2006, we redeemed all $150 million of our convertible subordinated debentures resulting in $3.8 million of early-payment premium and $1.7 million of non-cash write-off of unamortized debt issuance costs which were reported in total as early debt extinguishment costs.
     Our effective tax rate was 40.3% in 2006 compared to 44.1% in 2005. The effective rates for both periods were higher due to the impact of non-deductible goodwill impairment charges. Excluding the non-deductible portion of goodwill impairment charges, our effective tax rate was 38.4% in 2006 and 39.1% in 2005. The 2006 effective tax rate declined 3.3% when compared to the 2005 rate due to the reduction in the amount of valuation allowance recorded for net operating losses generated by our Donchery, France operation in 2006 compared to 2005. The net operating loss carryforwards in France do not expire, and we expect to recognize an associated tax benefit when this operation generates a level of pre-tax earnings sufficient to offset cumulative historical pre-tax losses. Partially offsetting the rate improvements outlined above, the effective tax rate was higher in 2006 by 1.2% due to the impact on the 2005 effective rate from the implementation of certain state tax planning strategies last year, 0.7% due the expensing of stock options from the adoption of SFAS 123(R) in 2006 and 0.6% due a reduction in research and development credits from 2006 to 2005. We have not recorded the benefit of a research and development tax credit during calendar 2006 as this credit expired on December 31, 2005. In December 2006, the government approved legislation that extends the credit retroactively. As a result, we will recover this benefit in the first quarter of 2007.
     We reported net earnings of $38.8 million in 2006 compared to $18.3 million in 2005. These amounts reflect the impact of the items previously discussed.

Custom Sheet and Rollstock Segment
     Net sales were $943.1 million and $884.3 million for 2006 and 2005, respectively, representing a 7% increase in 2006. This increase was caused by:

Underlying volume	4%
Disposition of business	(1)
Price/Mix	4

7%

     The increase in underlying volume is primarily due to additional sales of lower-priced pallet material to this segment’s largest customer and incremental sales from our Mexico operation to a large customer selling to the home appliance market. The disposition of business impact represents pounds lost from the sale of our corrugated sheet business in the fourth quarter of 2005. The price/mix impact reflects the management of selling prices for changes in raw material and conversion costs, partially offset by the mix impact of an increase in volume sold of lower per pound priced products.
     This segment’s operating earnings in 2006 were $75.4 million which compared to $65.1 million in 2005. The increase in operating earnings in 2006 was impacted by a decrease in special items and stock option expense associated with the adoption of SFAS 123(R). Excluding the impact of special items and stock option expense, operating earnings increased $10.8 million in 2006 over the prior year. This increase was driven by higher volume sold and an increase in material margin from our focused efforts to manage margins for changes in resin and certain conversion costs, partially offset by higher conversion costs and an increase in selling, general and administrative expense. The higher conversion costs reflected higher freight and utility costs partially offset by lower labor-related expenses, and the increase in selling, general and administrative expenses was due to higher labor-related costs. Improvements from our Ramos Arizpe, Mexico and Donchery, France sheet operations contributed to the operating earnings increase in 2006 compared to the prior year as these operations continue to benefit from increased sales volume and improved operational efficiencies.
Color and Specialty Compounds Segment
     Net sales were $463.0 million and $430.9 million in 2006 and 2005, respectively, representing a 7% increase. This increase was caused by:

Underlying volume	(3)%
Price/Mix	10

7%

     Approximately 93% of sales dollars and 88% of sales volume of this segment represents proprietary products which include engineered compounds and color concentrates which are made using formulas and manufacturing processes that are proprietary in nature. The remaining sales of this segment represents tolling product, which is customer-provided material that we compound for a conversion fee. The 3% decrease in underlying volume in 2006 compared to the prior year reflects a decrease in sales of both tolling and proprietary products. Sales volumes of tolling products decreased due to customer-specific decreases in their business volumes. The decrease in sales volumes of proprietary products reflects disruptions associated with our Donora consolidation efforts, particularly in the first and third quarters of the current year, which required us to temporarily decrease our capacity while we physically moved production lines. The move of production lines from our former production facilities to our Donora facility substantially occurred in the first and third quarter of this year. The price/mix increase reflects increases of selling prices for changes in raw material and conversion costs and a favorable shift in mix towards higher sales price per pound products.
     This segment’s operating earnings in 2006 were $27.0 million which compared to $15.3 million in the same period of the prior year. The increase in operating earnings for both periods was impacted by a decrease in special items and the impact of stock option expense associated with the implementation of SFAS 123(R). Excluding the impact of special items and stock option expense, operating earnings increased $3.9 million in 2006 over the prior year. This increase was driven by an increase in mix of higher margin sales and an increase in material margin dollars due to our focused efforts to manage margins for changes in resin and certain conversion costs, partially offset by higher conversion costs and an increase in selling, general and administrative expense. The higher conversion costs reflected higher freight and utility costs and the increase in selling, general and administrative expenses was due to higher labor-related costs as well as the impact of the $0.6 million increase to the Lower Passaic River environmental accrual.

Engineered Products Group
     Net sales were $79.6 million and $81.7 million for 2006 and 2005, respectively, representing a 3% sales decrease in 2006. This decrease was caused by:

Underlying volume	(11)%
Price/Mix	8

(3)%

     The underlying volume decrease reflects the sale of assets of an operation which was part of our 2005 restructuring activities. Excluding the negative volume impact of these sold assets, underlying volume decreased 6% in 2006 from the prior year. This decrease reflects lower sales volume of wheels to the lawn and garden market and a lower volume sold of profile products to the building and construction market. The positive impact of price/mix reflects the management of selling prices for changes in raw material and conversion cost fluctuations as well as a favorable shift in mix towards wheels with a higher selling price per pound.
     This segment’s operating earnings in 2006 were $4.5 million which compared to an operating loss of $3.5 million in 2005. The 2006 increase in operating earnings was impacted by a reduction in special items and the impact of stock option expense associated with the adoption of SFAS 123(R). Excluding the impact of special items and stock option expense, operating earnings increased $6.1 million in 2006 compared to the prior year. This increase was mostly driven by profitability improvement in our wheels and profiles businesses resulting primarily from reductions in labor-related costs.
Corporate
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to the segments and group. Corporate expenses are reported as selling, general and administrative expenses in our Consolidated Statement of Operations. Corporate expenses as a component of operating earnings were $15.5 million in 2006 and $19.1 million in the prior year. The comparison for both periods was impacted by a reduction in special items and stock option expense associated with the impact of SFAS 123(R). Excluding the impact of special items and stock option expense, corporate expenses decreased $0.2 million in 2006 due mostly to savings from the termination of the Company’s airplane lease in the third quarter of 2005, partially offset by an increase in labor-related costs and higher IT-related cost from our company-wide Oracle information system implementation.
Outlook
     Our business outlook remains positive for 2007. We are coming off of a strong earnings performance year in 2006, but we expect a slowing economy to result in a challenging growth environment, particularly in our transportation and building and construction markets during the early part of 2007. Despite this, we expect our recently completed restructuring activities and other initiatives to mitigate the impact of the difficult growth environment on earnings. The Company will have an additional week during the fiscal year in 2007 which ends on the Saturday closest to October 31st and 2007 will be reported as a 53-week year.
Comparison of 2005 and 2004
Consolidated Summary
     Net sales were $1,396.9 million and $1,121.7 million for the years ended 2005 and 2004, respectively, representing a 25% sales increase in 2005. The causes of this percentage increase were as follows:

Underlying volume	(1)%
VPI Acquisition	9
Price/Mix	17

25%

     The 1% decrease in underlying volume reflects a decrease in pounds sold of lower-priced pallet material to a customer in our Custom Sheet and Rollstock segment and the loss of toll-compounding business with a customer of our Color and Specialty Compounds segment. Excluding the negative volume impact of sales to these two major customers, volume sold increased approximately 3% in 2005 compared to 2004. The 3% increase was mostly driven by sales to the lawn and garden market. Most of the price/mix impact reflects higher selling prices to customers from the pass through of raw material price increases.

     The following table presents sales, cost of sales, and resulting gross margin in dollars and on a per pound sold basis for 2005 and 2004. Cost of sales presented in the Consolidated Statements of Operations includes material and conversion costs, the components of which are presented in the following table. We have not presented cost of sales components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as higher selling prices. These significant changes materially affect the percentages but do not present accurate performance measures of the business.

	2005	2004
Dollars and Pounds (in millions)
Net sales	$1,396.9	$1,121.7
Material costs	900.6	665.9

Material margin	496.3	455.8
Conversion costs	342.8	299.9

Gross margin	$153.5	$155.9

Pounds Sold	1,472	1,383

Dollars per Pound Sold
Net sales	$.949	$.811
Material costs	.612	.481

Material margin	.337	.330
Conversion costs	.233	.217

Gross margin	$.104	$.113

     The significant increases in net sales and material costs per pound in 2005 compared to 2004 were mostly driven by increases in raw material costs and the impact of passing on these increases to customers as higher selling prices. Raw material prices for the Company’s major resins increased approximately 20% to 30%, depending upon the type of resin, during 2005 compared to 2004. Material margin per pound sold increased 0.7 cent in 2005 compared to 2004. This increase was primarily due to the mix impact of the decrease in sales of the toll-compound and lower-priced pallet material, both of which have lower material margins per pound, and the favorable mix impact of the VPI acquisition. The favorable impacts of these items on material margin per pound sold more than offset the negative impact of other mix changes experienced in 2005 compared to 2004.
     Conversion costs per pound sold increased 1.6 cents in 2005 compared to 2004. This increase reflects the mix impact of the lower volume in sales to the two major customers previously discussed the impact of the VPI acquisition and other mix changes. In addition, this increase reflects increases in labor-related costs, utilities and freight coupled with the decrease in underlying sales volume, particularly in the first quarter of 2005.
     Selling and administrative expenses of $70.6 million in 2005 increased $11.9 million, or 20% from the $58.7 million incurred during 2004. Approximately half of this increase is due to the VPI acquisition. The remaining half of the increase was due to higher costs associated with increased information technology costs, Sarbanes-Oxley compliance efforts and enhancements to accounting and finance resources, partially offset by savings from the termination of the Company’s airplane lease (see subsequent discussion of special items).
     Amortization of intangibles was $4.9 million in 2005 compared to $2.8 million in 2004. This $2.1 million increase primarily reflects amortization of intangibles acquired as part of the VPI acquisition.
Special Items
     In the second quarter of 2005, we initiated several strategic changes to enhance short-term operating performance and longer-term operating efficiencies. The plan involves the consolidation, sale or closing of seven plant facilities and other cost reduction efforts including the termination of the Company’s airplane lease which in total resulted in a $10.1 million net charge for the year, of which $7.2 million represented non-cash charges. Refer to Note 7 to our Consolidated Financial Statements for detail of these charges.
     In the third quarter of 2005, we entered into a Retirement Agreement with the former chief executive officer of the Company. This resulted in a $3.6 million charge, of which $0.8 million represented a non-cash charge. Refer to Note 8 to our Consolidated Financial Statements for detail of these charges.
     As part of our Sarbanes-Oxley compliance efforts, we completed a physical count of the Company’s property, plant and equipment in the second quarter of 2005. We reconciled the counts to amounts recorded in our books and records and identified equipment having a net book value of $8.8 million at the end of April 2005 that was previously disposed or recorded in error upon acquisition of businesses. Although the previously unrecorded disposals and acquisition accounting errors were identified in 2005, the charge to write off the equipment has been recorded at the net book value as of the date of disposition or acquisition, in the respective prior periods. The write-off of previously unrecorded disposals resulted in a fixed asset charge of $3.5 million and $1.0 million in 2004 and 2003, respectively. The $3.5 million charge in 2004 includes $3.1 million recorded in the fourth quarter for which we do not have sufficient evidence to determine a disposal date for specific equipment with any certainty but do have evidence that these assets were disposed prior to 2005. During our physical counts, we also identified equipment that existed and that we elected to liquidate resulting in a $1.9 million impairment charge in 2005. Refer to Note 9 to our Consolidated Financial Statements for detail of these non-cash charges including detail by segment and group.
     In the fourth quarter of 2005, we recorded a $4.5 million non-cash goodwill impairment charge triggered by the underperformance of one operation and the loss of a major customer at another operation. Refer to Note 6 to our Consolidated Financial Statements for detail of these charges.
     Operating earnings in 2005 were $57.9 million compared to $90.9 million in 2004 representing a $33.0 million decrease. The decrease in operating earnings was adversely impacted by the special items which resulted in $20.1 million of total expense in 2005. Excluding special items, operating earnings decreased $16.4 million in 2005 compared to 2004 due to the $2.5 million decrease in gross margin, the $11.9 million increase in selling, general, and administrative expenses, and the $2.1 million increase in amortization of intangibles, all due to the various reasons previously discussed.
     Interest expense, net was $25.2 million in 2005 compared to $25.4 million in 2004. This decrease was due to a decrease in the average interest rate from the expiration of our interest rate swap on November 10, 2004, the benefit realized from our significant debt pay-down in the second half of 2005, and an increase in interest income, partially offset by the additional borrowings from the VPI acquisition.
     Our effective tax rate was 44.1% and 37.5% for years ended 2005 and 2004, respectively. The increase in tax rate is attributable to an increase to tax expense in 2005 to establish a $1.1 million valuation allowance to offset a deferred tax asset associated with net operating losses generated by our Donchery, France operation and non-deductibility of $3.2 million of the goodwill impairment charge.
     We reported net earnings of $18.3 million and $40.9 million for the years ended 2005 and 2004, respectively. These amounts changed due to the various reasons discussed above.
Custom Sheet and Rollstock Segment
     Net sales were $884.3 million and $729.8 million in 2005 and 2004, respectively, representing a 21% sales increase in 2005. This increase was caused by:

Underlying volume	(1)%
VPI Acquisition	6
Price/Mix	16

21%

     The 1% decrease in underlying sales volume in 2005 reflects a decrease in sales of lower-priced pallet material to this segment’s largest customer due to the expiration of an intermittent supply contract between this customer and a third party. Excluding this impact, underlying volume of pounds sold increased approximately 2% in 2005 due primarily to increases in volume sold to the packaging and appliance markets. The majority of the price/mix impact reflects higher selling prices to customers from the pass-through of raw material price increases.
     This segment’s operating earnings in 2005 were $65.1 million, representing a $6.1 million decrease from the $71.3 million earned in 2004. The decrease in operating earnings was adversely impacted by $0.6 million of special items. Operating earnings excluding special items for 2005 were $7.9 million less than 2004 mostly because of increases in conversion costs, specifically labor-related, utilities and freight costs. Operating earnings were also adversely impacted by losses from operations sold in the current year of $0.7 million and $0.3 million of inventory write-downs related to exiting a facility.
Color and Specialty Compounds Segment
     Net sales were $430.9 million and $323.4 million for 2005 and 2004, respectively, representing a 33% sales increase in 2005. This increase was caused by:

Underlying volume	(4)%
VPI Acquisition	19
Price/Mix	18

33%

     The decrease in underlying volume of pounds sold of 4% in 2005 compared to 2004 reflects a decrease in sales of tolling and resale pounds to one customer. Excluding this impact, internal volume of pounds sold increased 2% in 2005 over 2004 due mostly to an increase in sales volume to the lawn and garden market. Sales volume trends for this segment’s two major product categories, tolling and resale products and proprietary products (engineered compounds and color concentrates), as well as pounds sold related to businesses acquired, are presented below:

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
     This segment’s operating earnings in 2005 were $15.3 million compared to $27.2 million in 2004 representing an $11.9 million decrease. This decrease was primarily caused by $9.9 million of expenses from special items. Operating earnings excluding special items in 2005 were $2.3 million less than 2004 primarily because of the decrease in underlying volume and increase in conversion costs, particularly due to higher freight costs. In addition, our Donchery, France operation incurred a $2.8 million operating loss in 2005 compared to a $0.4 million operating loss in the prior year, representing a $2.4 million decrease to the comparison. The losses arose from the disruption associated with the significant expansion of the operation for the new sheet business.
Engineered Products Group
     Net sales were $81.7 million and $68.6 million in 2005 and 2004, respectively, representing a 19% sales increase in 2005. This increase was caused by:

Underlying volume	24%
Price/Mix	(5)

19%

     The underlying volume increase for the period was primarily driven by an increase in sales of wheels to the lawn and garden market to new customers. The negative impact of price/mix reflects higher selling prices, the impact of which was more than offset by the change in product mix from selling more wheels with a lower per pound selling price.
     This group’s operating loss for 2005 was $3.5 million compared to operating earnings of $5.8 million in 2004. This $9.3 million decrease in operating earnings was adversely impacted by $5.2 million of expenses from special items. Operating earnings excluding special items in 2005 were $4.7 million less than 2004 reflecting higher than expected start-up costs associated with the ramp-up of new production capacity and start-up delays for our wheels business. The 2005 operating loss also includes $2.0 million of losses generated from a sold operation.

Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties and equity offerings. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay off outstanding indebtedness, finance strategic business and outsourcing acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents in 2006, 2005 and 2004:

	2006	2005	2004
Cash Flows (in millions)
Net cash provided by operating activities	$127.5	$105.0	$31.6
Net cash used in investing activities	(21.5)	(31.4)	(131.1)
Net cash (used for)/ provided by financing activities	(105.2)	(110.3)	137.5
Effect of exchange rate changes	—	—	0.2

Increase / (decrease) in cash and equivalents	$0.8	$(36.7)	$38.2

     Net cash provided by operating activities was $127.5 million in 2006 compared to $105.0 million in the prior year. Of this $22.5 million increase, $6.9 million was attributed to our focused effort to reduce net working capital to improve cash flow and the remaining increase was driven by an increase in cash earnings. We had an improvement in days sales outstanding of our year-end accounts receivable balance from 51 days at the end of 2005 to 48 days at the end of 2006. In addition, our year-end days payable outstanding improved from 33 days at the end of 2005 to 39 days at the end of 2006, primarily due to the renegotiation of payment terms with our significant vendors.
     Our primary investing activities are capital expenditures. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements and to maintain and improve productivity, and to modernize and expand facilities. Capital expenditures in 2006 were $24.0 million compared to $39.3 million in 2005. The $15.3 million decrease in capital expenditures was due to capacity expansions made in the prior period for new sheet and compounding business at our Donchery, France facility, new wheels business in our Engineered Products group, and the addition of certain lines in our U.S. sheet business. We expect capital expenditures to approximate $39 million in 2007 which includes $6 million related to the new Custom Sheet and Rollstock production facility in Greenville, Ohio, $3 million for expansion of our Mexico facility and $7 million for our company-wide Oracle information system implementation.
     Net cash used for financing activities totaled $105.2 million in 2006 and $110.3 million in 2005. The positive improvement in cash flow provided by operating activities as well as lower capital expenditures allowed us to pay down $87.4 million of debt in 2006. Proceeds from the issuance of a $50 million of private placement debt and $23.8 million of net borrowings from our credit facility along with cash provided by operating activities were used to redeem our $150 million of subordinated debentures and fund a related $3.8 million early payment premium. Cash used for financing activities in 2006 also includes $15.9 million to pay dividends.
     Overall, cash increased $0.8 million in 2006 due to the factors noted above. This increase compares to a $36.7 million decrease in cash in 2005 which reflects the use of cash to pay down debt subsequent to the expiration of an interest rate swap agreement.
Financing Arrangements
     In the third quarter of 2006, we amended our U.S. unsecured bank credit facility agreement which increased our total availability from $200 million to $300 million and extended the term to June 2, 2011. Interest on the bank credit facility is payable at a rate we may choose of either the Prime rate or LIBOR plus a 0.625% to 1.0% borrowing margin, and requires a fee of 0.125% to 0.2% on the unused portion of the facility. We classify borrowings under the amended bank credit facility as long-term because no paydowns are required within the next 12 months and we have the ability to keep the balances outstanding over the next 12 months. The bank credit facility requires the Company to meet certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements.
     In the third quarter of 2006, we completed a $50 million private placement of 5.78% Senior Notes which are payable on June 5, 2011. The notes do not require annual principal payments and are pre-payable at our option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year. We used the proceeds from these notes and our new unsecured bank credit facility to redeem our $150 million convertible subordinated debentures. We incurred $3.8 million of early-payment premiums and $1.7 million of non-cash write-offs of unamortized debt issuance costs as early debt extinguishment costs in the third quarter of 2006 related to the redemption of these debentures.

     As of October 28, 2006, the weighted average interest rate on all of our outstanding debt was 6.1% and we had $246.0 million of total availability under our credit facilities. At October 28, 2006, our credit facilities contained certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial, debt service and net worth ratios. While we were in compliance with our covenants throughout 2006 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Contractual Obligations
     The following table summarizes our contractual obligations as of October 28, 2006 and the estimated payments due by period:

(in millions)		Less Than	Years	Years	Greater than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
Long-Term Debt	$386.8	$22.6	$30.9	$150.0	$183.3
Capital Lease Obligations	1.0	0.5	0.2	0.2	0.1
Operating Lease Obligations	19.4	7.1	9.3	2.8	0.2
Purchase Obligations	90.9	90.9	—	—	—
Other Obligations	6.1	0.5	1.1	1.1	3.4

Total	$504.2	$121.6	$41.5	$154.1	$187.0

     Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at October 28, 2006. Purchase obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. Other obligations consist primarily of a guarantee to enter into a financing agreement in return for government investment subsidies. The obligations table does not include long term contingent liabilities and liabilities related to deferred taxes because it is not certain when these liabilities will become due.
Critical Accounting Policies and Estimates
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
     Revenue Recognition - We recognize revenue as product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed upon with the customer in advance, and we inspect our products prior to shipment to ensure that these specifications are met. We monitor and track product returns, which have historically been within our expectations and the provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.
     Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon any specific customer collection issues identified. While such credit losses have historically been within our expectations and the provisions established, actual credit loss rates may differ from our estimates.
     Inventories - We value inventories at the lower of (i) cost to purchase or manufacture the inventory or (ii) the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production. We record these inventories initially at purchase price, and based on the inventory aging and other considerations for realizable value, we write down the carrying value to market value where appropriate. We review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business is custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and operating results.
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
     Goodwill - Our formal annual impairment testing date for goodwill is the first day of the Company’s fourth quarter or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair values of each reporting unit to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We believe our estimates of the underlying components of fair value are reasonable. However, should actual results not meet our expectations or assumptions change in future years, our impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.
     SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires the completion of an impairment test for goodwill as of an annual date and whenever events or circumstances occur that indicate goodwill may be impaired. Our accounting policy was to complete the annual impairment test on the last day of the Company’s fiscal year. Effective in the second quarter of fiscal 2006, we changed our accounting policy to complete the annual impairment test for goodwill on the first day of the fourth quarter. This change provides additional time to complete the impairment testing and evaluate the results. This change in accounting policy had no impact on our financial results or financial position.
     Long-Lived Assets - We review the carrying amounts of property, plant and equipment, other intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and we compare the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event the carrying value of an asset group is not recoverable by future undiscounted operating cash flows, impairment exists. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value.
     Income Taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized for credit carryforwards and then assessed to determine the likelihood of realization. Valuation allowances are established to the extent we believe it is more likely than not that deferred tax assets will not be realized. Expectations of future earnings, the scheduled reversal of deferred tax liabilities, the ability to carryback losses and credits to offset taxable income in a prior year, and tax planning strategies are the primary drivers underlying our evaluation of valuation allowances. Deferred tax amounts recorded may materially differ from the amounts that are ultimately payable and expensed if our estimates of future earnings and outcomes of treasury and tax planning strategies are ultimately inaccurate.
     Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries, to the extent that such earnings are reinvested for an indefinite period of time. If those undistributed foreign earnings were not considered indefinitely reinvested, we would be required to recognize approximately $4.5 million to $6.0 million of additional income tax expense.

     We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The tax contingency is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. To the extent we prevail in matters for which accruals have been established, or are required to pay amounts in excess of recorded reserves, our effective tax rate in a given financial statement period may be materially impacted.
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
     For additional information regarding our significant accounting policies, as well as the impact of recently issued accounting standards, see Note 1 to our 2006 Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At October 28, 2006, we had $73.4 million of debt subject to variable short-term interest rates and $215.8 million of fixed rate debt outstanding. Based upon the October 28, 2006 balance of the floating rate debt, a hypothetical 10% increase in interest rates would cause an immaterial change in future net earnings, fair value and cash flows. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations.
     The fair market value of our fixed rate debt is subject to changes in interest rates; the October 28, 2006 fair values of such instruments are disclosed in the notes to our consolidated financial statements. We do not anticipate material changes to the fair value of our debt in the next 12 months.
     See Item 1A for additional disclosures about market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Responsibility for Financial Statements
     The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended October 28, 2006, have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company’s disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.
     In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to allow the preparation of financial statements in accordance with accounting principles generally accepted in the United States. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected in a timely period.
     The Company’s board of directors is responsible for ensuring the independence and qualifications of audit committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The audit committee consists of four independent directors and oversees the Company’s financial reporting and internal controls system. The audit committee meets with management, the independent registered public accountant and internal auditors periodically to review auditing, financial reporting and internal control matters. The audit committee held 13 meetings during 2006.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to express an opinion on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting. Their opinions are based on procedures which they believe to be sufficient to provide reasonable assurance that the financial statements contain no material errors and that the Company’s internal controls are effective.
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 28, 2006.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Spartech Corporation and Subsidiaries (the Company) as of October 28, 2006, and October 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the three years in the period ended October 28, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and Subsidiaries at October 28, 2006, and October 29, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spartech Corporation and Subsidiaries’ internal control over financial reporting as of October 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
December 15, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Spartech Corporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of October 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 28, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 28, 2006, and October 29, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows of the Company for each of the three years in the period ended October 28, 2006, and our report dated December 15, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
December 15, 2006

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 28,	October 29,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,372	$4,601
Receivables, net of allowance of $1,514 in 2006 and $2,557 in 2005	200,728	213,996
Inventories	122,329	119,401
Prepaids and other	14,193	13,248

Total Current Assets	342,622	351,246

Property, plant, and equipment, net	304,779	307,386
Goodwill	350,399	353,558
Other intangible assets, net	36,582	40,710
Other assets	7,412	18,926

Total Assets	$1,041,794	$1,071,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,898	$11,175
Accounts payable	149,520	121,682
Accrued liabilities	51,186	53,504

Total Current Liabilities	207,604	186,361
Long-Term Debt:
Convertible subordinated debentures	—	154,639
Other long-term debt, less current maturities	282,325	214,141

Total Long-Term Debt	282,325	368,780
Other Long-Term Liabilities:
Deferred taxes	97,681	92,044
Other liabilities	11,491	10,881

Total Long-Term Liabilities	391,497	471,705
Shareholders’ Equity:
Common stock, 33,131,846 shares issued in 2006 and 2005	24,849	24,849
Contributed capital	198,661	196,811
Retained earnings	240,398	217,642
Treasury stock, at cost, 1,007,766 shares in 2006 and 1,143,701 shares in 2005	(22,845)	(26,019)
Accumulated other comprehensive income	1,630	477

Total Shareholders’ Equity	442,693	413,760

Total Liabilities and Shareholders’ Equity	$1,041,794	$1,071,826

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Net Sales	$1,485,597	$1,396,860	$1,121,725

Costs and Expenses:
Cost of sales	1,309,060	1,243,383	965,778
Selling, general, and administrative	75,379	70,598	58,731
Amortization of intangibles	4,718	4,939	2,840
Goodwill impairment	3,159	4,468	—
Restructuring and exit costs	1,857	10,088	—
Former CEO retirement	—	3,645	—
Fixed asset charge	—	1,870	3,522

	1,394,173	1,338,991	1,030,871

Operating Earnings	91,424	57,869	90,854

Interest expense (net of interest income: 2006, $655; 2005, $488; 2004, $269)	20,981	25,195	25,436
Early debt extinguishment costs	5,505	—	—

Earnings Before Income Taxes	64,938	32,674	65,418

Income taxes	26,140	14,411	24,561

Net Earnings	$38,798	$18,263	$40,857

Net Earnings Per Common Share:
Basic	$1.21	$.57	$1.30

Diluted	$1.20	$.57	$1.28

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated	Total
					Other Compre-	Share-
	Common	Contributed	Retained	Treasury	hensive Income	holders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance, November 1, 2003	$22,846	$139,243	$187,760	$(27,142)	$(4,501)	$318,206
Comprehensive income:
Net earnings	—	—	40,857	—	—	40,857
Other comprehensive income:
Translation adjustments	—	—	—	—	941	941
Cash flow hedge adjustments, net of tax of $(2,170)	—	—	—	—	3,696	3,696

Comprehensive income						45,494

Common stock issuance	2,003	58,919	—	—	—	60,922
Restricted stock grant	—	180	—	—	—	180
Stock options exercised	—	(2,078)	—	6,144	—	4,066
Dividends declared	—	—	(13,839)	—	—	(13,839)
Treasury stock purchases	—	—	—	(2,655)	—	(2,655)

Balance, October 30, 2004	$24,849	$196,264	$214,778	$(23,653)	$136	$412,374

Comprehensive income:
Net earnings	—	—	18,263	—	—	18,263
Other comprehensive income:
Translation adjustments	—	—	—	—	260	260
Cash flow hedge adjustments, net of tax of $(50)	—	—	—	—	81	81

Comprehensive income						18,604

Restricted stock grant	—	217	—	—	—	217
Stock options exercised	—	330	—	6,339	—	6,669
Dividends declared	—	—	(15,399)	—	—	(15,399)
Treasury stock purchases	—	—	—	(8,705)	—	(8,705)

Balance, October 29, 2005	$24,849	$196,811	$217,642	$(26,019)	$477	$413,760

Comprehensive income:
Net earnings	—	—	38,798	—	—	38,798
Other comprehensive income:
Translation adjustments	—	—	—	—	1,153	1,153

Comprehensive income						39,951

Restricted stock grant	—	283	—	—	—	283
Stock options exercised	—	1,567	—	3,994	—	5,561
Dividends declared	—	—	(16,042)	—	—	(16,042)
Treasury stock purchases	—	—	—	(820)	—	(820)

Balance, October 28, 2006	$24,849	$198,661	$240,398	$(22,845)	$1,630	$442,693

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2006	2005	2004
Cash Flows From Operating Activities
Net earnings	$38,798	$18,263	$40,857
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,698	39,380	33,704
Stock compensation expense	2,790	—	—
Goodwill impairment	3,159	4,468	—
Early debt extinguishment costs	5,505	—	—
Restructuring and exit costs	269	7,198	—
Former CEO retirement	—	831	—
Fixed asset charge	—	1,870	3,522
Change in current assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	11,523	(24,632)	(21,599)
Inventories	(2,789)	23,050	(32,771)
Prepaids and other	(1,472)	7,484	(7,538)
Accounts payable	28,639	14,883	3,987
Accrued liabilities	(2,157)	6,014	2,914
Other, net	2,580	6,209	8,571

Net cash provided by operating activities	127,543	105,018	31,647

Cash Flows From Investing Activities
Capital expenditures	(23,966)	(39,265)	(35,003)
Business acquisitions	—	(1,224)	(87,952)
Outsourcing acquisitions	—	—	(8,141)
Dispositions of assets	2,428	9,116	—

Net cash used in investing activities	(21,538)	(31,373)	(131,096)

Cash Flows From Financing Activities
Bank credit facility borrowings /(payments), net	23,812	(76,370)	(27,204)
Borrowings from issuance of notes	50,000	—	150,000
Payments on notes	(10,715)	(17,857)	(32,857)
Payment of convertible subordinated debentures	(150,000)	—	—
Payments on bonds and leases	(469)	(671)	(133)
Early payment premiums on convertible subordinated debentures	(3,780)	—	—
Issuance of common stock	—	—	60,922
Cash dividends on common stock	(15,883)	(11,547)	(13,839)
Stock options exercised	2,990	4,083	3,234
Treasury stock acquired	(1,541)	(7,982)	(2,655)
Excess tax benefits from stock options	344	—	—

Net cash (used) provided by financing activities	(105,242)	(110,344)	137,468

Effect of exchange rate changes on cash and cash equivalents	8	28	199

Increase/(Decrease) in cash and cash equivalents	771	(36,671)	38,218
Cash and Cash Equivalents at Beginning of Year	4,601	41,272	3,054

Cash and Cash Equivalents at End of Year	$5,372	$4,601	$41,272

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
     Segments – Spartech is organized into two reportable segments and one group of operating segments based on the products manufactured. The two reportable segments are Custom Sheet and Rollstock and Color and Specialty Compounds with the remaining businesses grouped together in Engineered Products. The Color and Specialty Compounds segment consists of three operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. The Engineered Products group consists of four operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure.
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
     Property, Plant, and Equipment - Property, plant, and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $35,980, $34,441, and $30,864 in years 2006, 2005, and 2004, respectively.

Years
Buildings and leasehold improvements	20-25
Machinery and equipment	12-16
Furniture and fixtures	5-10
     Goodwill – Assets and liabilities acquired in business combinations are accounted for using the purchase method and recorded at their respective fair values. Goodwill is assigned to the reporting unit which benefits from the acquired business. The Company’s annual goodwill impairment testing date is the first day of the Company’s fourth quarter or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable.
     Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires the completion of an impairment test for goodwill as of an annual date and whenever events or circumstances occur that indicate goodwill may be impaired. The Company’s accounting policy was to complete the annual impairment test on the last day of the Company’s fiscal year. Effective in the second quarter of fiscal 2006, the Company changed its accounting policy to complete the annual impairment test for goodwill to the first day of the Company’s fourth quarter. This change provides additional time to complete the impairment testing and evaluate the results. This change in accounting policy had no impact on the Company’s financial results or financial position.
     Other Intangible Assets – Costs allocated to customer contracts, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-lined basis over its estimated useful life ranging from 3 to 15 years unless such life is deemed indefinite. Identified intangible assets that have indefinite useful lives will be amortized when their useful life is determined to no longer be indefinite.
     Long-lived Assets – The Company reviews the carrying amounts of property, plant and equipment, other intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and management compares the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event the carrying value of an asset group is not recoverable by future undiscounted operating cash flows, impairment exists. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value.
     Financial Instruments - The Company selectively uses derivative financial instruments to manage its interest costs as well as its balance of floating rate and fixed rate financings. No credit loss is anticipated from such instruments because the counterparties to these agreements are major financial institutions with high credit ratings. The Company does not enter into derivatives for trading purposes. The net amount paid or received under an interest rate swap agreement was recorded as interest expense.
     Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at fair value, and changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying derivatives designated as fair value hedges allows a derivative’s gains and losses to be offset in the income statement by the related change in the fair value of the hedged item. Special accounting for qualifying derivatives designated as cash flow hedges allows the effective portion of a derivative’s gains and losses to be reported as a component of accumulated other comprehensive income or loss and reclassified into earnings in the period during which the hedged transaction affects earnings. No such contracts were outstanding as of October 28, 2006 or October 29, 2005.
     The Company uses the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, accounts receivable, accounts payable, and accrued liabilities — the carrying value of these instruments approximates fair value due to their short-term nature;

•	Derivative financial instruments — based upon quoted market prices or market prices for instruments with similar terms and maturities; and

•	Long-term debt (including bank credit facilities and convertible subordinated debentures) — based on quoted, current market prices for the same or similar issues. As of October 28, 2006, the fair value of other long-term debt was $288,221 compared to the carrying amount of $289,223.
     Stock-Based Compensation - On October 30, 2005, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements of 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R) the Company had adopted the disclosure-only provisions of SFAS 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized.
     Foreign Currency Translation - Assets and liabilities of the Company’s non-U.S. operations are translated from their local functional currency to U.S. dollars using exchange rates in effect at the balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in income when they occur. The Company may periodically enter into foreign currency contracts to manage exposures to market risks from prospective changes in exchange rates. No such contracts were outstanding as of October 28, 2006 or October 29, 2005.
     Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization. A valuation allowance is established to the extent management believes that it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.
     Comprehensive Income - Comprehensive income is the Company’s change in equity during the period related to transactions, events, and circumstances from non-owner sources. At October 28, 2006 and October 29, 2005, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments. In 2005, a cumulative currency translation gain of $1,909 was recognized during the sale of foreign business.
     Recently Issued Accounting Standards
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in fiscal 2008 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company beginning in fiscal 2009. Management is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.
2) Acquisitions
     On October 1, 2004, the Company completed the acquisition of substantially all of the assets of three divisions of VPI, based in Sheboygan, Wisconsin. The operations purchased included (1) The Sheet Products Division, a custom extruded sheet manufacturer serving the graphic arts, medical packaging, and specialty retail markets; (2) The Contract Manufacturing Division, a provider of non-carpet flooring and sound barrier products to the transportation industry; and (3) The Film and Converting Division which calenders, prints, and laminates products for distribution to various markets including the medical, recreation, and leisure markets. The Sheet Products Division was added to the Company’s Custom Sheet and Rollstock segment, and the Contract Manufacturing and Film and Converting Divisions were added to the Color and Specialty Compounds segment. Sales within the three divisions acquired totaled approximately $110,000 for the 12 months prior to acquisition. The cash price for this acquisition of $87,758 was allocated to the assets acquired and liabilities assumed of $97,694 and $9,936, respectively. The assets acquired include $23,009 of working capital assets, $39,142 of property, plant, and equipment, $17,780 of identified intangibles and $17,763 of goodwill, all of which is deductible for tax purposes. The identified intangibles and respective weighted average amortization periods are $15,310 of customer contracts and relationships (ten years), $1,430 of technology (ten years) and $1,040 of non-compete agreements (three years).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
3) Stock-Based Compensation
     On October 30, 2005, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements of 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. Adoption of SFAS 123(R) did not have a material impact on the Consolidated Statements of Cash Flows.
     The Company’s long-term share-based compensation plans allow for grants of stock options, restricted stock and restricted stock units. During 2006, expense associated with stock options was $2,507 and expense associated with restricted stock units was $283. The following table details the effect of stock-based compensation from the issuance of stock options and restricted stock units on 2006 operating earnings, net income and earnings per share:

2006
Cost of sales	$273
Selling, general and administrative	2,517

Total stock based compensation expense included in operating earnings	2,790

Income taxes	655

Effect on net earnings	$2,135

Effect on basic and diluted earnings per share	$.07

     Prior to the adoption of SFAS 123(R) the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. Had the fair value recognition provisions of SFAS 123 been adopted by the Company, the effect on net income and earnings per common share in 2005 and 2004 would have been as follows:

	2005	2004
Net Earnings as Reported	$18,263	$40,857
Add: Stock-based compensation included in net earnings as reported, net of tax	649	112
Deduct: Total stock-based compensation, net of tax	(2,535)	(1,873)

Pro Forma Net Earnings	$16,377	$39,096

Earnings Per Share
As Reported:
Basic	$.57	$1.30
Diluted	.57	1.28
Pro Forma:
Basic	$.51	$1.24
Diluted	.51	1.23
     As discussed in Note 8, during 2005, the Company entered into a retirement agreement with its former Chief Executive Officer (“CEO”). Among other items, the agreement included an amendment to the terms of the former CEO’s vested stock options to treat his resignation as a retirement before having reached the minimum retirement age of 60 specified in his option agreements which resulted in a new measurement of the options for accounting purposes and a non-cash, pre-tax expense of $831. In addition, the agreement required the cancellation of all the former CEO’s unvested stock options.
     The Company’s plan requires the exercise price of stock options to be the fair market value of the Company’s stock, at a minimum, at the date of grant. Under the plan, up to 3 million shares of common stock may be granted and options are typically granted with lives of 10 years with graded vesting over four years. Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. The restricted period ends one year after the director leaves the Board of Directors. During 2006, 2005 and 2004 the Company granted 13,304, 8,353 and 7,663 restricted stock units, respectively to non-employee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
directors and recognized $283, $217 and $180 of compensation expense, respectively. The compensation expense of the restricted stock units is based on the fair value of the Company’s stock at the date of grant. As of October 28, 2006, there were 29,319 restricted stock units outstanding.
     The estimated fair value of stock option grants is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience and expected exercise patterns in the future. Stock option expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during 2006, 2005 and 2004:

	2006	2005	2004
Weighted Average Fair Value	$7.78	$7.65	$6.94

Assumptions Used:
Expected Dividend Yield	2%	2%	2%
Expected Volatility	40%	35%	35%
Risk-Free Interest Rates	4.37-4.72%	3.59-3.79%	2.95-3.70%
Expected Lives	5.5 Years	5.5 Years	5.5 Years
     Changes in stock options for 2006, 2005, and 2004 are as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	(in 000’s)	Exercise	(in 000’s)	Exercise	(in 000’s)	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of the year	2,177	$21.21	2,677	$20.38	2,522	$19.50
Granted	368	21.51	577	24.46	453	22.08
Exercised	(181)	17.05	(280)	15.80	(298)	15.03
Forfeited	(77)	22.29	(797)	22.70	—	—

Outstanding, end of year	2,287	$21.43	2,177	$21.21	2,677	$20.38

Exercisable, end of year	1,417	$20.89	1,313	$20.37	1,606	$20.66

     Information with respect to options outstanding at October 28, 2006 follows (shares in thousands):

		Weighted			Weighted
		Average	Remaining		Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price
$10.88 - 17.01	446	$14.34	4.3 years	371	$13.80
$18.00 - 21.00	242	18.32	5.6 years	187	18.38
$21.10 - 21.99	832	21.40	7.0 years	406	21.40
$22.34 - 28.94	767	26.54	6.0 years	453	27.28

	2,287			1,417

     The total intrinsic value, cash received and actual tax benefit realized for stock options exercised in 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Stock Options Exercised
Intrinsic value	$1,070	$1,423	$2,873
Cash received	2,990	4,083	3,234
Actual tax benefit realized	346	349	990
     The intrinsic value for stock options outstanding at October 28, 2006 was $12,810 with a remaining average term of 4.7 years while the intrinsic value for stock options exercisable was $8,697 with a remaining average term of 4.6 years. As of October 28, 2006, there was $4,337 of unrecognized compensation cost related to approximately 807 thousand nonvested stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
options that we expect to ultimately vest which have a $22.28 weighted average exercise price. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.
4) Inventories
     Inventories at October 28, 2006 and October 29, 2005 are comprised of the following components:

	2006	2005
Raw materials	$61,872	$64,262
Production supplies	8,982	9,479
Finished goods	51,475	45,660

	$122,329	$119,401

5) Property, Plant, and Equipment
     Property, plant, and equipment consisted of the following at October 28, 2006 and October 29, 2005:

	2006	2005
Land	$11,479	$11,615
Buildings and leasehold improvements	85,564	78,735
Machinery and equipment	437,800	412,903
Furniture and fixtures	7,264	7,475

	542,107	510,728
Less: Accumulated depreciation	237,328	203,342

	$304,779	$307,386

6) Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the years ended October 28, 2006 and October 29, 2005 are as follows:

		Color and
	Custom Sheet	Specialty	Engineered
	and Rollstock	Compounds	Products	Total
Balance, October 30, 2004	$213,866	$111,015	$38,229	$363,110
Impairments	—	(2,034)	(2,434)	(4,468)
Business divestitures	(896)	—	(523)	(1,419)
Reclassifications	(17,611)	13,946	—	(3,665)

Balance, October 29, 2005	$195,359	$122,927	$35,272	$353,558
Impairment	—	—	(3,159)	(3,159)

Balance, October 28, 2006	$195,359	$122,927	$32,113	$350,399

     The goodwill impairment in 2006 resulted from the reorganization of a reporting unit in the Engineered Products group. A single reporting unit was split into two reporting units and goodwill was allocated to the new reporting units using the relative fair value of those reporting units. The fair value of the new Spartech Profiles reporting unit based on future operating projections did not support the allocated fair value of goodwill.
     The goodwill impairments in 2005 resulted from the underperformance of one profiles operation in the Engineered Products group and the loss of a major customer at an operation in the Color and Specialty Compounds segment, both of which resulted in future operating projections that did not support the existing fair value of goodwill. Reclassifications in 2005 represent acquisition opening balance adjustments between goodwill and other intangible assets and deferred taxes, and transfer of the Spartech PEP reporting unit from the Custom Sheet and Rollstock reporting segment to the Color and Specialty Compound reporting segment. In addition, during 2005, the Company sold two operations that constituted businesses and disposed of the relative goodwill attributable to those businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     As of October 28, 2006 and October 29, 2005, the Company had amortizable intangible assets as follows:

	Gross		Accumulated
	Carrying Amount		Amortization
	2006	2005	2006	2005
Non-compete agreements	$3,694	$3,680	$2,667	$2,122
Customer contracts/relationships	21,612	21,571	8,191	5,321
Product formulations	18,006	17,476	4,772	3,474

	$43,312	$42,727	$15,630	$10,917

     Amortization expense for intangible assets totaled $4,718, $4,939 and $2,840 in 2006, 2005 and 2004, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Year Ended	Amortization
2007	$4,204
2008	3,183
2009	2,735
2010	2,158
2011	2,158

$14,438

     The Company has an $8,900 trademark included in other intangible assets which has an indefinite life and, therefore is not subject to amortization.
7) Restructuring
2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility. The following table summarizes the restructuring and exit costs related to the 2006 restructuring plan:

2006
Accelerated depreciation	$126
Facility restructuring and exit costs	75

$201

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one of the existing production facilities after the consolidation is complete. Facility restructuring charges represent employee severance costs. The Company expects to incur additional charges of approximately $450 of cash restructuring costs, primarily employee severance and equipment moving expenses, and $500 of non-cash restructuring expenses representing accelerated depreciation on the facility and equipment that will be sold after completion of the consolidation. These charges are expected to occur in 2007. The Company’s restructuring liability related to the 2006 restructuring plan was $75 at October 28, 2006 which reflects severance charges incurred during 2006 with no cash payments made during the year. The 2006 Restructuring Plan is expected to be finalized by the end of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
2005 Restructuring Plan
     In 2005, the Company initiated a plan involving the closing or sale of certain plant facilities and other cost reduction efforts that were segregated into three categories: (i) the elimination of non-core operations and assets, (ii) the consolidation of capacity for similar operations, and (iii) the transfer of synergistic or new business to other existing operations. In conjunction with this restructuring plan, the Company made the following decisions:
•	reduce the number of operating facilities across all segments by seven

•	sell a calendered film line in the Color and Specialty Compounds segment

•	consolidate three Color and Specialty Compounds production facilities into the Company's Donora facility

•	terminate the lease on its airplane
     The following table summarizes the restructuring and exit costs related to the 2005 restructuring plan incurred during 2006 and 2005:

	2006	2005	Cumulative
Custom Sheet and Rollstock:
Fixed asset impairment, net	$(71)	$(1,077)	$(1,148)
Goodwill write-offs	—	896	896
Facility restructuring and exit costs	72	187	259

	1	6	7

Color and Specialty Compounds:
Fixed asset impairment, net	—	6,655	6,655
Goodwill write-offs	—	—	—
Facility restructuring and exit costs	1,655	733	2,388

	1,655	7,388	9,043

Engineered Products:
Fixed asset impairment, net	—	1,046	1,046
Goodwill write-offs	—	523	523
Facility restructuring and exit costs	—	375	375

	—	1,944	1,944

Corporate:
Airplane lease buy-out	—	750	750

Total Spartech Corporation	$1,656	$10,088	$11,744

     Fixed asset impairment, net represents charges incurred to adjust assets to fair market value, less costs to sell and net of any gain or loss on the ultimate sale of the assets. The goodwill write-offs represent charges incurred to dispose of goodwill related to two businesses which were sold. Facility restructuring charges represent exit costs including severance, equipment moves, relocation, and other related costs. The airplane lease buy-out represents termination fees and selling expenses.
     Of the $10,088 total restructuring and exit costs recognized in 2005, $2,890 represents cash expended for facility restructuring, the airplane lease buy-out and severance associated with sold assets. The $7,198 remaining difference represents losses on the sales of assets. The asset sales provided $11,183 of cash proceeds, $9,116 of which was received as of the end of 2005 with the remainder received in the second quarter of 2006.
     The $1,656 of restructuring and exit costs incurred in 2006 primarily represents equipment moving costs and employee severance in the Color and Specialty Compounds segment associated with the Donora consolidation. In 2006, the Company also finalized the sale of a Custom Sheet and Rollstock facility that was previously classified as held for sale. The sale resulted in $361 of cash proceeds and a $71 gain. As of the end of 2006, within the Color and Specialty Compounds segment, the Company had $347 of assets held for sale representing a calendered film line and building which are classified in other current assets and are expected to be sold during 2007. The 2005 restructuring plan activities are substantially complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The change in the liability for the 2005 restructuring plan follows:

	October 29,		Paid/	October 28,
	2005	Expense	Utilized	2006
Fixed asset impairment, net	$—	$(71)	$71	$—
Goodwill write-offs	—	—	—	—
Facility restructuring and exit costs	89	1,727	(1,816)	—
Airplane lease buy-out	—	—	—	—

	$89	$1,656	$(1,745)	$—

	October 30,		Paid/	October 29,
	2004	Expense	Utilized	2005
Fixed asset impairment, net	$—	$6,624	$(6,624)	$—
Goodwill write-offs	—	1,419	(1,419)	—
Facility restructuring and exit costs	—	1,295	(1,206)	89
Airplane lease buy-out	—	750	(750)	—

	$—	$10,088	$(9,999)	$89

     The Company continues to evaluate other operations for opportunities which provide efficiencies or fixed cost reductions. These evaluations may lead to further plant restructuring decisions, related exit costs, and property, plant and equipment write-downs.
8) Former CEO Retirement
     The Company entered into a Retirement Agreement and Release (“Retirement Agreement”), effective on May 6, 2005, with its former Chairman, President, and Chief Executive Officer, Bradley B. Buechler. This Retirement Agreement replaced Mr. Buechler’s Amended and Restated Employment Agreement dated November 2, 2002.
     The Retirement Agreement included various terms and conditions pertaining to Mr. Buechler’s retirement. The payments and benefits paid to Mr. Buechler under this Retirement Agreement included the following major provisions:
–	A cash settlement paid June 3, 2005, based upon a multiple of Mr. Buechler’s former annual salary plus his previous deferred compensation arrangement, totaling $2,711.

–	A bonus to be paid based on the Company’s 2005 results pro-rated for Mr. Buechler’s employment through the effective date of the Retirement Agreement.

–	An amendment to the terms of Mr. Buechler’s vested stock options to permit him to retire before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $831.
     The provisions of the Retirement Agreement resulted in a $3,645 charge to operating earnings in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
9) Fixed Asset Charge
     As part of the Company’s Sarbanes-Oxley compliance process, management initiated a complete physical count of the Company’s property, plant and equipment in the first quarter of 2005. The counts were reconciled to balances recorded in the Company’s books and records, and equipment having a book value of $8,794 at the end of April 2005 that was previously disposed was identified and written off.
     The previously unrecorded disposals were primarily related to transactions for plant shutdowns, transfers of equipment between plants and equipment recorded in error upon acquisition of businesses. Although the previously unrecorded disposals and acquisition accounting errors were identified in 2005, the charge to write off these assets has been recorded at the net book value as of the date of disposition or acquisition in the respective prior periods. The net book value at the dates of disposition or acquisition totaled $14,436 which is greater than the $8,794 previous charge due to the recapture of depreciation expense between the dates of disposition or business acquisition and April 2005. Of the $14,436 amount, $11,345 represented the net book value of previously unrecorded disposals or acquisition accounting errors for which there was sufficient evidence to conclude when the equipment was disposed or recorded upon acquisition in error. Of this $11,345 population, $4,587 was recorded in the Company’s 2001 through 2004 results as a fixed asset charge relating to equipment disposals occurring in this period, $5,605 was recorded as an adjustment to 2001 beginning retained earnings relating to equipment disposals occurring prior to 2001, and $1,153 was recorded as an increase to goodwill relating to acquisition purchase price allocation errors occurring prior to 2001. A remaining population of previously unrecorded disposals was recorded on the last day of 2004 because the Company does not have sufficient evidence to determine a disposal date with any certainty but does have evidence that these assets were disposed prior to 2005. The net book value of this population was $3,091 as of the last day of 2004 and was recorded as a fixed asset charge on that date.
     During the count process, the Company also identified equipment that existed and that the Company elected to liquidate. The decision to liquidate these assets resulted in a $1,870 fixed asset impairment charge in 2005. This impairment charge, combined with the charge related to the previously unrecorded disposals, is presented as non-cash fixed asset charges of $1,870 and $3,522 in 2005 and 2004, respectively. There were no fixed asset charges in 2006. The following presents the fixed asset charge by reporting segment for 2005 and 2004:

	2005	2004
Custom Sheet and Rollstock	$547	$2,306
Color and Specialty Compounds	533	419
Engineered Products	790	589
Corporate	––	208

	$1,870	$3,522

10) Convertible Subordinated Debentures and Other Long-Term Debt
Convertible Subordinated Debentures
     On June 7, 2006, the Company redeemed its $50,000, 6.5% convertible subordinated debentures, and on July 12, 2006 the Company redeemed its $100,000, 7.0% convertible subordinated debentures. The Company recorded $3,780 of early-payment premiums and $1,725 of non-cash write-offs of unamortized debt issuance costs from the extinguishment of its debentures in the third quarter of 2006. Proceeds from a new issuance of senior notes as well as funds from the Company’s unsecured bank credit facility were used to extinguish the convertible subordinated debentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
Other Long-Term Debt
     Other long-term debt is comprised of the following at October 28, 2006 and October 29, 2005:

	2006	2005
5.78% Senior Unsecured 2006 Notes	$50,000	$—
5.54% Senior Unsecured 2004 Notes	150,000	150,000
7.0% Senior Unsecured 1997 Notes	6,429	12,857
7.62% Guaranteed Senior Unsecured 1996 Notes	—	4,286
Bank Credit Facilities	48,000	24,200
Bank Term Loan	25,408	24,126
Other	9,386	9,847

	289,223	225,316
Less current maturities	6,898	11,175

	$282,325	$214,141

     On June 5, 2006, the Company completed a $50,000 private placement of 5.78% Senior Unsecured Notes which are payable on June 5, 2011. The notes do not require annual principal payments, but can be prepaid at the Company’s option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year.
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
     On September 27, 1996, the Company completed a $30,000 private placement of 7.62% Guaranteed Unsecured Notes over a ten-year term. The 1996 Notes required equal annual principal payments of approximately $4,286 with the final payment made on December 16, 2005. Interest on the 1996 Notes was payable semiannually on March 27 and September 27 of each year.
     On June 2, 2006 the Company amended its existing U.S. unsecured bank credit facility agreement which increased the total availability from $200,000 to $300,000 and extended the term to June 2, 2011. Interest on the amended bank credit facility is payable at a rate chosen by the Company of either Prime or the Eurodollar rate plus a 0.625% to 1.0% borrowing margin and requires a fee of 0.125% to 0.2% on the unused portion of the facility. The amended bank credit facility requires the Company to maintain certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements. On April 27, 2004, the Company’s Canadian subsidiary entered into a $10,000 (Canadian Dollar) revolving credit facility in Canada that expires on March 3, 2009.
     The total capacity under the Company’s bank credit facilities was $308,938 of which $246,018 was available at October 28, 2006. Borrowings under these facilities are classified as long-term, because no paydowns of the aggregate facilities are required within the next year and we have the ability and intent to keep the balances outstanding over the next 12 months. At October 28, 2006, the Company had fixed LIBOR loans outstanding under the bank credit facilities of $48,000 at 6.07% in the U.S. for a one-month period. At October 29, 2005, the Company had LIBOR loans of $11,600 at 4.815% in the U.S. and additional borrowings of $12,600 at the prime rate of 6.75%. In addition to the outstanding loans, the bank credit facility was also partially utilized by several standby letters of credit amounting to $14,920 at year-end.
     On February 16, 2005, the Company entered into a 20 million Euro bank term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. At October 28, 2006, the 20 million Euro term loan was outstanding at a rate of 4.52%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The Company’s other debt consists primarily of industrial revenue bonds utilized to finance capital expenditures. These financings mature between 2007 and 2016 and have interest rates ranging from 2.0% to 3.75%. Scheduled maturities of long-term debt for the next five years and thereafter are:

Year Ended	Maturities
2007	$6,898
2008	155
2009	166
2010	25,567
2011	98,159
Thereafter	158,278

$289,223

     The long-term debt contains certain covenants which, among other matters, require the Company to restrict the incurrence of additional indebtedness, satisfy certain ratios and net worth levels, and limit both the sale of assets and merger transactions.
11) Shareholders’ Equity
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
     At October 28, 2006, 1.0 million shares of common stock were held in treasury shares, primarily for issuance under the Company’s stock-based compensation plans. During 2006, 42 thousand treasury shares were acquired and 178 thousand shares were issued.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
12) Income Taxes
     Earnings before income taxes consist of the following:

	2006	2005	2004
United States	$56,254	$31,769	$59,422
Non-U.S. operations	8,684	905	5,996

	$64,938	$32,674	$65,418

     The provision for income taxes for 2006, 2005, and 2004 is comprised of the following:

	2006	2005	2004
Current:
Federal	$16,294	$9,474	$13,269
State and Local	1,978	611	1,866
Foreign	4,810	2,482	2,376

Total Current	23,082	12,567	17,511

Deferred:
Federal	4,039	3,084	5,928
State and Local	594	367	824
Foreign	(1,575)	(1,607)	298

Total Deferred	3,058	1,844	7,050

Provision for Income Taxes	$26,140	$14,411	$24,561

     The income tax provision on earnings of the Company differs from the amounts computed by applying the U.S. Federal tax rate of 35% as follows:

	2006	2005	2004
Federal income taxes at statutory rate	$22,728	$11,436	$22,896
State income taxes, net of applicable Federal income tax benefits	1,672	636	1,728
Impairment of goodwill	1,106	1,454	—
Foreign valuation allowance	541	1,133	—
Expensing of stock options	380	—	—
Manufacturing deduction	(468)	—	—
Research and development tax credit	(74)	(524)	(624)
Other	255	276	561

	$26,140	$14,411	$24,561

     The increase in tax expense from the impairment of goodwill represents the portion of goodwill impairments of current businesses plus goodwill written off for disposed businesses that were not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     At October 28, 2006 and October 29, 2005 the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	2006	2005
Deferred tax assets:
Employee benefits and compensation	$2,771	$3,398
Workers’ compensation	1,635	1,668
Inventory capitalization and reserves	1,427	789
Reserve for product returns	832	59
Deferred compensation benefit plans	769	1,266
Bad debt reserves	564	1,068
Other	673	751
Foreign net operating loss	2,460	2,443
Valuation allowance	(1,566)	(1,133)

Total deferred tax assets	$9,565	$10,309

Deferred tax liabilities:
Property, plant and equipment	$(54,250)	$(54,929)
Goodwill and other intangibles	(43,519)	(38,673)
Inventory capitalization and reserves	(1,298)	(3,068)
Other	(725)	(369)

Total deferred tax liabilities	$(99,792)	$(97,039)

Net deferred income tax liability	$(90,227)	$(86,730)

     At October 28, 2006 and October 29, 2005, the net current deferred tax asset was $7,454 and $5,314, respectively and the net noncurrent deferred tax liability was $97,681 and $92,044, respectively.
     As of October 28, 2006 no deferred income taxes or foreign withholding taxes have been provided on the $28,828 in accumulated earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company’s intention is to reinvest these earnings indefinitely. If the Company changed its intentions or if such earnings were remitted to the United States, as of October 28, 2006, the Company would be required to recognize approximately $4,500 to $6,000 of additional income tax expense. In October 2004, the American Jobs Creation Act of 2004 was signed into law. The new law creates an incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company reviewed the implications of the new law on repatriation of earnings and determined that no repatriation would be made in 2005.
     As of October 28, 2006, the Company had available approximately $7,723 in net operating loss carryforwards which related to the France and Mexico operations. The Company assessed the likelihood as to whether or not these net operating loss carryforwards would be utilized prior to their expiration based on the amount of positive evidence available. The Company concluded that it is more likely than not that the $2,634 net operating loss carryforward in Mexico will be utilized prior to its expiration in 2012 to 2015 based on the amount of expected future taxable income. The Company evaluated its France net operating loss carryforward of $5,089 and determined that a valuation allowance of $4,699 was required for the amount of net operating losses that cannot be carried back or utilized through tax planning strategies. This asset would be realized upon consistent future earnings that are sustained over a period of time. Despite the fact that the France net operating loss carryforward has an unlimited life, and management believes it will ultimately be realized, the positive evidence required to overcome recent operating losses was not sufficient to support recognition as of the end of 2006.

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
     The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share 2006, 2005, and 2004 was as follows (shares in thousands):

	2006		2005		2004
	Earnings	Shares	Earnings	Shares	Earnings	Shares
Basic Earnings Per Share Computation	$38,798	32,092	$18,263	32,074	$40,857	31,426
Effect of stock options	—	205	—	237	—	406
Effect of convertible subordinated debentures	—	—	—	—	2,010	1,636

Diluted Earnings Per Share Computation	$38,798	32,297	$18,263	32,311	$42,867	33,468

     The effect of stock options represents the shares resulting from the assumed exercise of outstanding stock options calculated using the treasury stock method. The effect of convertible subordinated debentures represents the shares resulting from the assumed conversion using the “if converted” method and the add-back of the interest expense, after tax, for the assumed conversion at the beginning of each year. In 2006, these debentures were antidilutive, and the calculation of diluted earnings per share excluded 3,058,031 potentially dilutive shares and the benefits of interest expense, deferred financing cost write-offs and an early payment premium totaling $7,667, net of tax. In 2005, these debentures were antidilutive, and the calculation of diluted earnings per share excluded 4,577,838 potentially dilutive shares and the benefit of an interest expense add-back of approximately $6,351, net of tax. In 2004, a portion of these debentures were antidilutive and the diluted earnings per share calculation excluded 2,941,176 potentially dilutive shares and the benefit of an interest expense add back of $4,368 net of tax.
14) Employee Benefits
     The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. The total cost of such plans 2006, 2005, and 2004 was $2,827, $2,823, and $2,342, respectively.
15) Cash Flow and Other Information
     Supplemental information on cash flows 2006, 2005, and 2004 was as follows:

	2006	2005	2004
Cash paid during the year for:
Interest	$19,801	$26,328	$25,524
Income taxes	23,809	8,182	20,647

Schedule of business and outsourcing acquisitions:
Fair value of assets acquired	$—	$—	$107,712
Liabilities assumed	—	—	(10,146)
Purchase price adjustments/(holdback payments)	—	1,224	(1,473)

Total cash paid	$—	$1,224	$96,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
16) Commitments and Contingencies
     The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2006, 2005, and 2004, was $10,699, $12,207, and $10,530, respectively. Future minimum lease payments under non-cancelable operating leases, by year, are as follows:

Operating
Year ended	Leases
2007	$7,127
2008	5,488
2009	3,805
2010	1,998
2011	848
Thereafter	132

$19,398

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding $10 million of an estimated $20 million environmental study by the USEPA to determine the extent and source of contamination at this site, and as of the end of 2005, it had paid its total commitment of $250 towards this study. In 2006, the group’s technical consultant advised the group of its belief that completion of the environmental study would significantly exceed the USEPA’s original cost estimate. In the fourth quarter of 2006, the Company recorded a $627 charge in selling, general and administrative expense primarily for the subsidiary’s expected funding to complete the study. As of October 28, 2006, there was $745 accrued related to this issue. The Company expects the $685 to be funded over five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the October 28, 2006 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
     The Company had guaranteed 5,660 Euros associated with the local government’s financing of the Company’s Donchery, France facility expansion. The guarantees had various lives ranging from 3 to 15 years and are set to expire between April 2007 and April 2019. Through the end of 2006, the Company paid 875 Euros toward this commitment through a transitory rent agreement. Subsequent to October 28, 2006, the Company and the local government entered into a financing agreement related to the Donchery, France facility to fulfill its remaining commitment. The financing agreement continues to use the transitory rent payments which will be finalized once the local government’s financing amount is determined. During 2006, the long-term asset associated with the commitment was reclassified as property, plant and equipment because the facility expansion was complete. The remaining commitment of $6,079 is presented as an other current and long-term liability at October 28, 2006 and will be reclassified as debt during the first quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
17) Segment Information
     The Company’s facilities are organized into two reportable segments and one group of operating segments including businesses that do not meet the materiality threshold for separate disclosure. The Company utilizes operating earnings to evaluate business segment and group performance and determine the allocation of resources. Segment and group accounting policies are the same as policies described in Note 1. A description of the Company’s reportable segments and group follows:
     Custom Sheet and Rollstock — This segment operates throughout North America and has one plant in Europe and is the largest extruder of plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. Its finished products are formed by its customers for use in a wide variety of markets.
     Color and Specialty Compounds — This segment operates throughout North America and has one plant in Europe. It manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications. This segment’s facilities comprise operating segments that are aggregated into a reportable segment based on the nature of the products manufactured.
     Engineered Products — This group operates in North America and manufactures a number of proprietary items. These include injection molded products, complete thermoplastic wheels and tires, and profile extruded products. This group’s facilities comprise operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure.
     Corporate operating earnings include corporate office expenses and portions of information technology and professional fees that are not allocated to the reportable segments and group. Corporate assets consist primarily of deferred taxes and cash and cash equivalents.

	2006	2005	2004
Net Sales:
Custom Sheet and Rollstock	$943,057	$884,312	$729,754
Color and Specialty Compounds	462,987	430,893	323,396
Engineered Products	79,553	81,655	68,575

	$1,485,597	$1,396,860	$1,121,725

Operating Earnings:
Custom Sheet and Rollstock	$75,437	$65,129	$71,271
Color and Specialty Compounds	27,032	15,295	27,180
Engineered Products	4,475	(3,492)	5,782
Corporate	(15,520)	(19,063)	(13,379)

	$91,424	$57,869	$90,854

Assets:
Custom Sheet and Rollstock	$560,479	$573,652	$628,821
Color and Specialty Compounds	393,774	398,131	359,998
Engineered Products	77,341	83,918	88,256
Corporate	10,200	16,125	56,209

	$1,041,794	$1,071,826	$1,133,284

Depreciation and Amortization:
Custom Sheet and Rollstock	$20,050	$19,917	$17,462
Color and Specialty Compounds	14,410	14,004	11,893
Engineered Products	3,317	3,391	3,227
Corporate	2,921	2,068	1,122

	$40,698	$39,380	$33,704

Capital Expenditures:
Custom Sheet and Rollstock	$11,647	$15,858	$20,573
Color and Specialty Compounds	5,525	12,353	8,059
Engineered Products	1,634	5,483	3,658
Corporate	5,160	5,571	2,713

	$23,966	$39,265	$35,003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     In 2005, the Spartech PEP operating segment was moved from the Custom Sheet and Rollstock reportable segment to the Color and Specialty Compounds reportable segment because management of the operation was realigned to better leverage the Company’s cost structure and improve coordination of marketing and selling efforts. All years have been restated as if this change occurred at the beginning of the periods presented.
     In addition to external sales to customers, intersegment sales were $58,427, $52,696, and $49,769 in 2006, 2005, and 2004, respectively. Most intersegment sales were generated from the Color and Specialty Compounds segment.
     Geographic financial information for 2006, 2005, and 2004 was as follows:

	Net Sales By Destination			Property, Plant and Equipment, Net
	2006	2005	2004	2006	2005	2004
United States	$1,234,160	$1,145,643	$935,321	$258,394	$261,582	$273,962
Canada	104,216	116,197	99,996	19,179	19,780	25,699
Mexico	86,084	70,605	43,167	15,489	13,749	14,465
Europe	49,560	50,026	29,452	11,717	12,275	6,818
Asia and Other	11,577	14,389	13,789	—	—	—

	$1,485,597	$1,396,860	$1,121,725	$304,779	$307,386	$320,944

18) Quarterly Financial Information
     Certain unaudited quarterly financial information for years ended October 28, 2006 and October 29, 2005 was as follows:

	Quarter Ended
	Jan.	Apr.	Jul.	Oct.	Year
2006
Net Sales	$343,591	$389,278	$377,709	$375,019	$1,485,597
Gross Profit (a)	33,067	46,947	47,252	44,553	171,819
Operating Earnings (b)	14,871	28,047	27,591	20,915	91,424
Net Earnings (b)	5,656	13,909	10,614	8,619	38,798
Net Earnings Per Share — Basic	.18	.43	.33	.27	1.21
— Diluted	.18	.42	.33	.27	1.20
Dividends declared per common share	.125	.125	.125	.125	.50

2005
Net Sales	$304,512	$377,658	$348,672	$366,018	$1,396,860
Gross Profit (a)	27,605	43,644	38,569	38,720	148,538
Operating Earnings (b)	10,787	15,549	13,156	18,377	57,869
Net Earnings (b)	3,130	5,680	4,289	5,164	18,263
Net Earnings Per Share — Basic	.10	.18	.13	.16	.57
— Diluted	.10	.18	.13	.16	.57
Dividends declared per common share	.12	.12	.12	.12	.48
Notes to table:
(a)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(b)	Operating earnings and net earnings were impacted by special items and stock option expense in 2006 and 2005 as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)

	Quarter Ended
2006	Jan.	Apr.	Jul.	Oct.	Year
Reduction to operating earnings:
Restructuring and exit costs	$466	$496	$352	$543	$1,857
Goodwill impairment	—	—	—	3,159	3,159
Stock option expense	663	616	607	621	2,507

	$1,129	$1,112	$959	$4,323	$7,523

Reduction to net earnings:
Restructuring and exit costs	$289	$307	$218	$337	$1,151
Goodwill impairment	—	—	—	3,159	3,159
Early debt extinguishment costs	—	—	3,411	—	3,411
Stock option expense	520	481	470	489	1,960

	$809	$788	$4,099	$3,985	$9,681

	Quarter Ended
2005	Jan.	Apr.	Jul.	Oct.	Year
Reduction to operating earnings:
Restructuring and exit costs	$—	$7,619	$4,639	$(2,170)	$10,088
Former CEO retirement	—	—	3,645	—	3,645
Fixed asset charge	—	1,592	206	72	1,870
Goodwill impairment	—	—	—	4,468	4,468

	$—	$9,211	$8,490	$2,370	$20,071

Reduction to net earnings:
Restructuring and exit costs	$—	$5,085	$2,862	$(1,313)	$6,634
Former CEO retirement	—	—	2,250	—	2,250
Fixed asset charge	—	986	128	45	1,159
Goodwill impairment	—	—	—	3,976	3,976

	$—	$6,071	$5,240	$2,708	$14,019

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of October 28, 2006 to:
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
     There was no change in the Company’s internal control over financial reporting during the quarter ended October 28, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting, and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Item 8.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information concerning Directors of the Company contained in the section entitled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, is incorporated herein by reference in response to this item.
     The information concerning Equity Compensation Plans is contained in the section entitled “Equity Plan Compensation Information” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, and is incorporated herein by reference in response to this item.
     The information regarding the audit committee and audit committee financial expert is contained in the section entitled “Board of Directors and Committees” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, and is incorporated herein by reference in response to this item.
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

Name	Age	Current Office, and Prior Positions and Employment

George A. Abd	43	President and Chief Executive Officer (since May 2005), Executive Vice President, Color and Specialty Compounds (September 2000 to May 2005) and Engineered Products (May 2004 to May 2005); Vice President of Compounding for the Company’s Spartech Polycom Division from March 1998 to September 2000. Mr. Abd held various positions with Polycom Huntsman, Inc. for eleven years prior to its acquisition by the Company in March 1998. Mr. Abd is also a member of the board of directors of the Company.

Randy C. Martin	44	Executive Vice President (since September 2000) Corporate Development (since May 2004) and Chief Financial Officer (since May 1996); Corporate Controller from September 1995 to May 1996; Vice President, Finance from May 1996 to September 2000. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995.

Steven J. Ploeger	45	Executive Vice President Custom Sheet and Rollstock and Engineered Products (since May 2004); Vice President Spartech Plastics from 2000 to 2004; General Manager Spartech Plastics – North Region from 1996 to 2000. Mr. Ploeger also held various sales management positions with the Company from 1985 to 1996.

Name	Age	Current Office, and Prior Positions and Employment

Michael L. Marcum	58	Senior Vice President Color and Specialty Compounds and Marketing and International Business Development (since April 2006). Mr. Marcum was most recently President & Chief Executive Officer of American Decorative Surfaces Inc. from 2001 to 2006, and with Monsanto Company for 29 years in various general management, corporate strategic planning, and sales & marketing executive positions, both domestically as well as internationally, before joining the Company in 2006

Jeffrey D. Fisher	58	Senior Vice President and General Counsel (since July 1999), and Secretary (since September 2000). Mr. Fisher, an attorney, was with the law firm of Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.

Darrell W. Betz	43	Senior Vice President of Human Resources (since April 2005). Mr. Betz was with Emerson Electric for 16 years in various human resource positions prior to joining the Company in April 2005.

Michael G. Marcely	39	Vice President (since December 2004), Corporate Controller (since July 2004) and Assistant Secretary (since June 2005), Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Phillip M. Karig	51	Vice President-Purchasing and Supply Chain Management (since September 2001), Director of Purchasing from February 2000 to September 2001. Mr. Karig was with Uniroyal Technology Corporation for 12 years in various purchasing, logistics, and materials management positions before joining the Company in February 2000.
Item 11. EXECUTIVE COMPENSATION
     The information contained in the sections entitled “Executive Compensation” and “Compensation of Directors” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, is incorporated herein by reference in response to this item.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information contained in the section entitled “Security Ownership” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, is incorporated herein by reference in response to this item.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained in the sections entitled “Proposal 1: Election of Directors,” “Executive Compensation” and “Certain Business Relationships and Transactions” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, is incorporated herein by reference in response to this item.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained in the section entitled “Fees Paid to Auditors” of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission on or about January 31, 2007, is incorporated herein by reference in response to this item.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements and Financial Statement Schedules
     The following financial statements and financial statement schedules are included in this Form 10-K:
(c) Exhibits
     The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

3.1	(a)	Certificate of Incorporation, as currently in effect

3.2	(b)	By-Laws, as currently in effect

4	(c)	Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent

10.1	(d)	Retirement Agreement and Release dated May 6, 2005, between Bradley B. Buechler and Spartech Corporation

10.2	(e)	Executive Severance and Noncompetition policy, as adopted March 7, 2006, including forms of Severance and Noncompetition Agreements entered into with the Registrant’s Executive Officers.

10.3	(f)	Form of Indemnification Agreement entered into between Spartech Corporation and each of its officers and directors

10.4	(g)	Spartech Corporation 2004 Equity Compensation Plan, as amended

10.5	(h)	Form of Incentive Stock Option

10.6	(i)	Form of Nonqualified Stock Option

10.7	(j)	Form of Restricted Stock Unit Award

10.8	(k)	Spartech Corporation 2006 Executive Bonus Plan

10.9	(l)	Spartech Corporation Deferred Compensation Plan, as amended

10.10	(m)	Note Purchase Agreement dated June 5, 2006 between the company and purchasers of $50 million of the company’s 5.78% Senior Notes

18	(n)	Letter re change in accounting principle

21		Subsidiaries of Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31		Certifications pursuant to Exchange Act Rule 13a-14(a)

32		Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

Notes to Exhibits

(a)	Filed as Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on June 8, 2006 and incorporated herein by reference.

(b)	Filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on March 9, 2006 and incorporated herein by reference.

(c)	Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 5, 2001 and incorporated herein by reference.

(d)	Filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 8, 2005 and incorporated herein by reference.

(e)	Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 9, 2006 and incorporated herein by reference.

(f)	Filed as Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on January 17, 2003 and incorporated herein by reference.

(g)	Filed as Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 7, 2006 and incorporated herein by reference.

(h)	Filed as Exhibit 1.01(2) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(i)	Filed as Exhibit 1.01(3) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(j)	Filed as Exhibit 1.01(4) to the Company’s Form 8-K dated December 8, 2004 and incorporated herein by reference.

(k)	Filed as Exhibit 1.01(a) to the Company’s Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

(l)	Filed as Exhibit 1.01(b) to the Company’s Form 8-K filed with the Commission on December 21, 2005 and incorporated herein by reference.

(m)	Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 8, 2006 and incorporated herein by reference.

(n)	Filed as Exhibit 18 to the Company’s Form 10-Q filed with the Commission on June 8, 2006 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ George A. Abd
George A. Abd
December 15, 2006	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

December 15, 2006	/s/ George A. Abd George A. Abd	President and Chief Executive Officer and Director (Principal Executive Officer)

December 15, 2006	/s/ Randy C. Martin Randy C. Martin	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)

December 15, 2006	/s/ Ralph B. Andy Ralph B. Andy	Director

December 15, 2006	/s/ Lloyd E. Campbell Lloyd E. Campbell	Director

December 15, 2006	/s/ Edward J. Dineen Edward J. Dineen	Director

December 15, 2006	/s/ Victoria M. Holt Victoria M. Holt	Director

December 15, 2006	/s/ Walter J. Klein Walter J. Klein	Director

December 15, 2006	/s/ Pamela F. Lenehan Pamela F. Lenehan	Director

December 15, 2006	/s/ Jackson W. Robinson Jackson W. Robinson	Director

December 15, 2006	/s/ Craig A. Wolfanger Craig A. Wolfanger	Director

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED 2006, 2005, AND 2004
(Dollars in thousands)

		ADDITIONS AND
	BALANCE AT	CHARGES TO
	BEGINNING OF	COSTS AND		BALANCE AT
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	END OF PERIOD
October 28, 2006
Allowance for Doubtful Accounts	$2,557	$2,330	$(3,373)	$1,514

October 29, 2005
Allowance for Doubtful Accounts	$2,997	$1,705	$(2,145)	$2,557

October 30, 2004
Allowance for Doubtful Accounts	$3,737	$1,372	$(2,112)	$2,997
F-1