Form 10-Q
period 2007-02-03
SPARTECH CORP
filed 2007-03-12
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2007
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
Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares outstanding as of February 3, 2007:

Common stock, $.75 par value per share	31,971,254

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 3, 2007

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	February 3,
	2007	October 28,
	(Unaudited)	2006
Assets
Current assets
Cash and cash equivalents	$6,240	$5,372
Receivables, net	180,596	200,728
Inventories	128,071	122,329
Prepaids and other	16,016	14,193

Total current assets	330,923	342,622

Property, plant and equipment, net	302,769	304,779
Goodwill	350,399	350,399
Other intangible assets, net	35,537	36,582
Other assets	7,585	7,412

Total assets	$1,027,213	$1,041,794

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,872	$6,898
Accounts payable	139,961	149,520
Accrued liabilities	45,773	51,186

Total current liabilities	192,606	207,604

Long-term debt, less current maturities	291,673	282,325
Deferred taxes	98,023	97,681
Other long-term liabilities	5,600	11,491

Total long-term liabilities	395,296	391,497

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2007 and 2006	24,849	24,849
Contributed capital	200,273	198,661
Retained earnings	244,139	240,398
Treasury stock, at cost, 1,160,592 shares in 2007; 1,007,766 shares in 2006	(29,355)	(22,845)
Accumulated other comprehensive (loss) income	(595)	1,630

Total shareholders’ equity	439,311	442,693

Total liabilities and shareholders’ equity	$1,027,213	$1,041,794

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended
	February 3,	January 28,
	2007	2006
Net sales	$347,254	$343,591

Cost and expenses
Cost of sales	308,328	309,819
Selling, general and administrative	20,360	17,731
Amortization of intangibles	1,138	1,170

	329,826	328,720

Operating earnings	17,428	14,871

Interest expense, (net of interest income: 2007 $120; 2006 $67)	4,763	5,752

Earnings before income taxes	12,665	9,119

Income taxes	4,600	3,463

Net earnings	$8,065	$5,656

Net earnings per common share
Basic	$.25	$.18

Diluted	$.25	$.18

Dividends declared per common share	$.135	$.125

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Three Months Ended
	February 3,	January 28,
	2007	2006
Cash flows from operating activities
Net earnings	$8,065	$5,656
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,387	10,049
Stock-based compensation expense	1,125	939
Restructuring and exit costs	188	—
Change in current assets and liabilities	(3,824)	(3,735)
Other, net	1,222	1,907

Net cash provided by operating activities	17,163	14,816

Cash flows from investing activities
Capital expenditures	(10,240)	(4,012)

Net cash used for investing activities	(10,240)	(4,012)

Cash flows from financing activities
Bank credit facility borrowings (payments), net	4,127	(3,283)
Payments on bonds and leases	(319)	(328)
Cash dividends on common stock	(4,015)	(3,851)
Stock options exercised	4,127	1,780
Treasury stock acquired	(10,413)	(1,541)
Excess tax benefits from stock-based compensation	265	172

Net cash used for financing activities	(6,228)	(7,051)

Effect of exchange rate changes on cash and cash equivalents	173	(3)

Increase (decrease) in cash and cash equivalents	868	3,750
Cash and cash equivalents at beginning of year	5,372	4,601

Cash and cash equivalents at end of quarter	$6,240	$8,351

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s October 28, 2006 Annual Report on Form 10-K.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 will be reported as a 53-week year. The Company’s first quarter, which ended on February 3, 2007, included 14 weeks compared to 13 weeks in the first quarter of the prior year.
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at February 3, 2007 and October 28, 2006 are comprised of the following components:

	2007	2006
Raw materials	$69,203	$61,872
Production supplies	8,907	8,982
Finished goods	49,961	51,475

	$128,071	$122,329

3) Stock-Based Compensation
     The Company’s 2004 Equity Compensation Plan allows for grants of stock options, restricted stock and restricted stock units. During the first quarter of 2007, the compensation committee of the board of directors adopted an amendment to the plan that provides for the grant of stock appreciation rights (“SARS”) and performance shares. The following table details the effect of stock-based compensation from the issuance of these instruments on operating earnings, net income and earnings per share:

	Three Months Ended
	February 3,	January 28,
	2007	2006
Cost of sales	$63	$57
Selling, general and administrative	1,062	882

Total stock-based compensation expense included in operating earnings	1,125	939

Income taxes	346	247

Effect on net earnings	$779	$692

Effect on basic and diluted earnings per share	$.02	$.02

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
4) Restructuring
     The Company reported $238 and $466 of restructuring related expenses in cost of sales during the first quarter of 2007 and 2006, respectively. Below is a summary of the first quarter of 2007 restructuring activity by plan.
     2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility. The following table summarizes the restructuring and exit costs related to the 2006 restructuring plan:

		Three Months
		Ended	Cumulative
	2006	February 3, 2007	to Date
Accelerated depreciation	$126	$113	$239
Facility restructuring and exit costs	75	28	103

Total	$201	$141	$342

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one of the existing production facilities after the consolidation is complete. Facility restructuring and exit costs represent employee severance costs. The Company expects to incur total 2007 charges of approximately $450 of cash restructuring costs, primarily employee severance and equipment moving expenses, and $500 of non-cash restructuring expenses representing accelerated depreciation on the facility and equipment that will be sold after completion of the consolidation. The Company’s restructuring liability representing accrued severance was $103 at February 3, 2007 and $75 at October 28, 2006. The increase in liability reflects severance charges in the period for cash payments that will be paid when the consolidation is complete.
     2005 Restructuring Plan
     In 2005, the Company initiated a plan involving the closing or sale of certain plant facilities and other cost reduction efforts. While these activities are substantially complete, we continue to incur expenses related to the final settlement of liabilities and maintenance on held for sale properties. The expenses totaled $97 in the first quarter of 2007 and as of February 3, 2007, the Company had $347 of assets held for sale representing a calendered film line and building within the Color and Specialty Compounds segment, which are included in other current assets.
5) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three months ended February 3, 2007 and January 28, 2006 is as follows (shares in thousands):

	Three Months Ended
	February 3,	January 28,
	2007	2006
Net earnings:
Basic and diluted net earnings	$8,065	$5,656

Weighted average shares outstanding:
Basic weighted average common shares outstanding	32,076	32,039
Add: Dilutive shares	321	149

Diluted weighted average shares outstanding	32,397	32,188

Net earnings per share:
Basic	$.25	$.18

Diluted	$.25	$.18

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
6) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies to fund an environmental study by the USEPA. As of February 3, 2007, the Company has accrued $745 related to this matter of which $685 represents its share of the estimated cost to complete the study that is to take place over the next five years. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination ultimately determined to be attributable to the subsidiary and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the February 3, 2007 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
     During the first quarter of 2007, the Company entered into a financing agreement with the local government for the expansion of its Donchery, France facility. Since the inception of the expansion in 2005, the Company has paid 980 Euros through a transitory rent agreement which will be finalized once the local government’s financing amount is determined. The remaining commitment under the financing agreement of 3,720 Euros ($4,840) is presented as debt at February 3, 2007.
7) Segment Information
     The following presents the Company’s net sales and operating earnings by reportable segment and group:

	Three Months Ended
	February 3,	January 28,
	2007	2006
Net Sales
Custom Sheet and Rollstock	$223,267	$218,295
Color and Specialty Compounds	105,538	106,408
Engineered Products	18,449	18,888

Net Sales*	$347,254	$343,591

Operating Earnings (Loss)
Custom Sheet and Rollstock	$15,972	$12,701
Color and Specialty Compounds	3,992	4,472
Engineered Products	1,585	990
Corporate / Other	(4,121)	(3,292)

Operating Earnings	$17,428	$14,871

*	Excludes inter-segment sales of $12,908 and $13,435 in the first quarter of 2007 and 2006, respectively, primarily from the Color and Specialty Compounds segment.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
8) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the three months ended February 3, 2007 and January 28, 2006 is as follows:

	Three Months Ended
	February 3,	January 28,
	2007	2006
Net earnings	$8,065	$5,656
Foreign currency translation adjustments	(2,225)	854

Total comprehensive income	$5,840	$6,510

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     We generated strong results for the first quarter of 2007 with net earnings increasing 43% over the first quarter of the prior year. This increase was caused by higher operating earnings from our Custom Sheet and Rollstock segment and Engineered Products group and lower interest expense resulting from our prior year pay down of debt. The higher earnings, which benefited from an additional operating week for the fiscal quarter, resulted in an increase in cash flow from operations to $17.2 million, the highest amount for a first quarter in the Company’s history.
     Our fiscal year ends on the Saturday closest to October 31 and our fiscal years generally contain 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 will be reported as a 53-week year. Our first quarter ended February 3, 2007 included 14 weeks which compares to 13 weeks in the first quarter of the prior year.
Consolidated Results
     Net sales were $347.3 million for the first quarter, representing a 1% increase over the prior year. This increase was caused by:

Underlying volume	(4)%
Volume from additional week	7
Price/Mix	(2)

1%

     The decrease in underlying volume was caused by lower sales of sheet to the residential sector of the building and construction market and the recreation and leisure market, partially offset by increases in sales of sheet to the packaging and material handling market and compounds to the commercial building and construction market. The volume from the additional week reflects 14 weeks in the first quarter of this year versus 13 weeks in the prior year first quarter. The price/mix impact reflects lower resin costs in the first quarter of 2007 compared to the prior year which we passed through to customers as lower selling prices, partially offset by a favorable mix shift to products with higher sales prices per pound.
     The following table presents net sales, cost of sales components, and resulting gross margin in dollars and on a per pound sold basis for the first quarter of 2007 compared to the same period of 2006. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. The components of these expenses are presented in the following table and we have not presented cost of sales components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended
	February 3,	January 28,
	2007	2006
Dollars and Pounds (in millions)
Net sales	$347.3	$343.6
Material costs	225.0	225.4

Material margin	122.3	118.2
Conversion costs	83.4	84.4

Gross margin	$38.9	$33.8

Pounds Sold	346.8	335.4

Dollars per Pound Sold
Net sales	$1.001	$1.024
Material costs	.648	.672

Material margin	.353	.352
Conversion costs	.241	.251

Gross margin	$.112	$.101

     The decreases in net sales and material costs per pound sold in the first quarter of 2007 reflect lower resin costs in the current year compared to the prior year. Material margin per pound sold increased slightly in the first quarter of 2007 compared to the same period of the prior year reflecting a shift in mix in our Sheet and Rollstock segment to higher material margin per pound products, partially offset by a lower sales mix of higher margin color concentrates in our Color and Specialty Compounds Segment.
     Conversion costs per pound sold decreased over 1¢ in the first quarter of 2007 compared to the same period of 2006. This improvement was caused by lower freight and utilities costs as well as mix changes. The improvement in freight costs was primarily due to lower fuel costs and increased focus on using lower cost carriers and maximizing shipment loads. The improvement in utilities costs was caused by lower energy prices and the impact of our prior year consolidation in the Color and Specialty Compounds segment in which a high utility cost plant was closed.
     Selling, general and administrative expenses were $20.4 million in the first quarter of 2007 representing a $2.6 million increase over the same period of the prior year. This increase reflects the inclusion of an additional week in the quarter as well as higher professional fees, depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation and higher bad debt expense associated with a customer bankruptcy.
     Amortization of intangibles was $1.1 million in the first quarter of 2007 compared to $1.2 million in the same period of 2006. The decrease reflects the impact of the change in foreign exchange rate on our Euro-denominated intangibles.
     Our effective tax rate was 36.3% in the first quarter of 2007 compared to 38.0% in the prior year. The lower current year tax rate reflects the reinstatement of a research and development tax credit that had expired in the prior year but was retroactively extended by the U.S. government during our first quarter. Excluding this reinstatement, our effective tax rate would have been 39.2% which was negatively impacted by not recording a tax benefit on losses incurred by our Donchery, France operation. The losses from this operation negatively impacted our tax rate by 2.3% in the first quarter of the current year. The net operating loss carryforwards in France do not expire, and we expect to recognize an associated tax benefit when this operation generates a level of pre-tax earnings sufficient to offset cumulative historical pre-tax losses.
     We reported net earnings of $8.1 million in the first quarter of 2007 compared to $5.7 million in the prior year. These amounts reflect the impact of the items previously discussed.

Segment Results
Custom Sheet and Rollstock Segment
     Net sales increased 2% to $223.3 million in the first quarter of 2007 from $218.3 million in the prior year. This change was caused by the following factors:

Underlying volume	(3)%
Volume from additional week	7
Price/Mix	(2)

2%

     The decrease in underlying volume was due to a decrease in sales to the building and construction market and recreation and leisure markets, partially offset by an increase in sales to the packaging market. First quarter sales of sheet used in home bath surrounds and recreational vehicles had a difficult comparison with the prior year first quarter because of the temporary increase in demand that occurred after the 2005 hurricanes. In addition, our sales comparison in the recreation and leisure market was adversely impacted by lower sales of pool and spa related sheet. Our first quarter sales comparison was helped by increases in volume sold of sheet to the food packaging industry and material handling sheet to the industrial packaging industry. The price/mix impact for both period comparisons reflects a decrease in resin costs partially offset by a higher mix of food packaging sales which generally have a higher sales price per pound.
     This segment’s operating earnings for the first quarter of 2007 were $16.0 million compared to $12.7 million in the same period of the prior year. This increase was caused by an increase in material margin partially offset by increases in conversion costs and selling, general and administrative expenses. The increase in material margin was due to the impact of the additional week of sales and an increase in material margin per pound sold driven by a favorable shift in mix towards higher margin packaging sales. The increase in conversion costs reflects an additional week of activity. However, conversion costs per pound sold decreased because of lower labor-related, freight and utility costs. The increase in selling, general and administrative expenses was primarily due to an extra week of activity and higher bad debt expense.
Color and Specialty Compounds Segment
     Net sales decreased by 1% to $105.5 million in the first quarter of 2007 from $106.4 million in the prior year. This change was caused by the following factors:

Underlying volume	(4)%
Volume from additional week	7
Price/Mix	(4)

(1)%

     The decrease in underlying volume was caused by a decrease in sales of color concentrates to the packaging market partially offset by a robust increase in sales of thermoplastic olefins (“TPO”) compounds used in roofs of commercial buildings. This segment’s volume sold to the transportation market increased because of the additional week but was down slightly on a per week comparison basis.
     This segment’s operating earnings for the first quarter of 2007 were $4.0 million compared to $4.5 million in the same period of the prior year. The decrease in operating earnings was mostly caused by a decrease in material margin partially offset by the benefit of lower restructuring and exit costs. The lower material margin was caused by lower sales of color concentrates which have a higher than average margin. Conversion costs decreased on a dollar and per pound basis due to the favorable impact of our prior year plant consolidations and lower freight and utilities costs, partially offset by the impact of an additional week. Selling, general and administrative expenses decreased slightly due to lower employee-related costs partially offset by the impact of an additional week.

Engineered Products Group
     Net sales were $18.4 million in the first quarter of 2007 compared to $18.9 million in the prior year representing a 2% decrease. This change was caused by the following factors:

Underlying volume	(5)%
Volume from additional week	8
Price/Mix	(5)

(2)%

     The 5% underlying volume decrease reflects a lower volume of sales of wheels to the lawn and garden market and sales to the marine industry. The price/mix impact reflects a decrease in resin costs partially offset by a higher sales mix of acrylic rods which have a higher per pound sales price.
     This group’s operating earnings for the first quarter of 2006 were $1.6 million which compared to $1.0 million in the prior year. The increase in operating earnings was driven by higher profitability in our wheels business as well as the favorable impact of the additional week. In addition, the operating earnings for the group were adversely impacted by $0.5 million of foreign currency loss in the first quarter of 2007 which compared to a $0.1 million foreign currency gain in the prior year.
Corporate
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to our two segments and group. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $4.1 million in the first quarter of 2007 compared to $3.3 million in the prior year representing a $0.8 million increase. Corporate expenses included $0.8 million of foreign currency gain in the first quarter of 2007 which compared to a $0.2 million foreign currency loss in the same period of the prior year. Excluding foreign currency, corporate expenses increased $1.8 million reflecting higher depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation, higher employee and director compensation-related expenses, and higher professional fees as well as the impact of the additional week.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, acquire treasury stock and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the first quarters of 2007 and 2006:

	2007	2006
Cash Flows (in millions)
Net cash provided by operating activities	$17.2	$14.8
Net cash used for investing activities	(10.2)	(4.0)
Net cash used for financing activities	(6.2)	(7.0)
Effect of exchange rate changes	0.1	—

Increase in cash and equivalents	$0.9	$3.8

     Net cash provided by operating activities was $17.2 million in the first quarter of 2007 compared to $14.8 million in the first quarter of the prior year. The $2.4 million increase was driven by an increase in earnings.

     Our primary investing activities are capital expenditures in the plastics industry. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements and to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first quarter of 2007 were $10.2 million compared to $4.0 million for the same period of 2006. The $6.2 million increase was mostly comprised of $1.6 million additional capital for our information systems implementation, $1.6 million for the expansion of our Mexico operation, $1.1 million for our new production facility in Greenville, Ohio and $0.7 million for a new sheet line. We expect capital expenditures to approximate $39 million in 2007.
     Net cash used for financing activities totaled $6.2 million for the first three months of 2007 and $7.0 million for the same period of 2006. The use in the current period includes $10.4 million for treasury share purchases and $4.0 million to pay dividends, partially offset by $4.1 million of borrowings and $4.1 million received on employee stock option exercises.
     Overall, cash increased $0.9 million in the first quarter of 2007 due to the factors noted above compared to a $3.8 million increase in cash for the same period of the prior year.
Financing Arrangements
     As of February 3, 2007, the weighted average interest rate on all of our outstanding debt was 5.7% and we had $241 million of total availability under our credit facilities. At February 3, 2007, our credit facilities contained certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with our covenants through the first quarter of 2007 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Outlook
     Although we experienced soft demand in our first quarter, we see indications that business levels have stabilized. We are cautiously optimistic that this stable demand coupled with the positive impact of our recently completed restructuring activities, lower freight and utility costs and lower interest expense from our debt pay-down in the prior year will result in a favorable earnings comparison for the year. Refer to the Cautionary Statements Concerning Forward-Looking Statements located below.

Cautionary Statements Concerning Forward-Looking Statements
     Statements in this Form 10-Q that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These sections include statements about new products and market benefits, expected operating trends, future capital expenditures, expenditures for environmental compliance, and anticipated cash flow and borrowings.
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact the Company’s operations and results include:
(a)	adverse changes in economic or industry conditions including global supply and demand conditions and prices for products of the types we produce;

(b)	the ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(e)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(f)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(g)	our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings;

(h)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(i)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(j)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(k)	our inability to develop and launch new products successfully,

(l)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments;

(m)	possible weaknesses in our internal controls; and

(n)	our ability to successfully complete the implementation of a new enterprise resource planning computer system.
We assume no duty to update our forward-looking statements, except as required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Item 1A “Risk Factors” of our 2006 Form 10-K, filed with the Commission on December 21, 2006, for additional disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of February 3, 2007, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Controls
     There was no change in the Company’s internal control over financial reporting during the quarter ended February 3, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     Repurchases of equity securities during the first quarter of 2007 are listed in the following table:

	Total Number
	Of Shares	Average Price
Period	Purchased	Paid per Share
November 2006	—	$—
December 2006	400,000	26.035
January 2007	—	—

Total	400,000	$26.035

     The Company currently has no outstanding publicly announced plan or program to repurchase shares; however the Company may periodically repurchase shares to reissue upon the exercise of stock options, the vesting of restricted stock or for other purposes.
Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

3.1	Restated Certificate of Incorporation of Registrant, as amended and restated effective March 9, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended April 29, 2006, filed with the Commission on June 8, 2006.

3.2	Bylaws of Registrant, as amended and restated March 7, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed with the Commission on March 9, 2006.

10.1	Spartech Corporation Long-Term Equity Incentive Program, incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 7, 2006.

10.2	Spartech Corporation 2004 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 7, 2006.

10.3	Form of Restricted Stock Award, incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 7, 2006.

10.4	Form of Stock-Settled Stock Appreciation Right Award, incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 7, 2006.

10.5	Form of Performance Share Award.

10.6	Performance Criteria for 2007-2009 Performance Period: incorporated by reference to Exhibit 5.02(4) to the Company’s Form 8-K filed with the Commission on December 7, 2006.

10.7	Form of Restricted Stock Award for directors.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date: March 12, 2007	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)