Form 10-Q
period 2007-05-05
SPARTECH CORP
filed 2007-06-13
CIK 77597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

Number of shares outstanding as of May 5, 2007:

Common stock, $.75 par value per share	32,130,257

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MAY 5, 2007

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	May 5, 2007	October 28,
	(Unaudited)	2006
Assets
Current assets
Cash and cash equivalents	$8,251	$5,372
Receivables, net	205,358	200,728
Inventories	120,927	122,329
Prepaids and other	13,653	14,193

Total current assets	348,189	342,622

Property, plant and equipment, net	305,308	304,779
Goodwill	350,399	350,399
Other intangible assets, net	34,529	36,582
Other assets	8,035	7,412

Total assets	$1,046,460	$1,041,794

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,875	$6,898
Accounts payable	155,126	149,520
Accrued liabilities	42,887	51,186

Total current liabilities	204,888	207,604

Long-term debt, less current maturities	278,378	282,325
Deferred taxes	99,241	97,681
Other long-term liabilities	6,988	11,491

Total long-term liabilities	384,607	391,497

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2007 and 2006	24,849	24,849
Contributed capital	200,480	198,661
Retained earnings	255,513	240,398
Treasury stock, at cost, 1,001,589 shares in 2007; 1,007,766 shares in 2006	(25,625)	(22,845)
Accumulated other comprehensive income	1,748	1,630

Total shareholders’ equity	456,965	442,693

Total liabilities and shareholders’ equity	$1,046,460	$1,041,794

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006
Net sales	$377,368	$389,278	$724,622	$732,869

Cost and expenses
Cost of sales	326,832	341,623	635,160	651,442
Selling, general and administrative	19,849	18,403	40,209	36,134
Amortization of intangibles	1,134	1,205	2,272	2,375

	347,815	361,231	677,641	689,951

Operating earnings	29,553	28,047	46,981	42,918

Interest (net of interest income of $109, $214, $229 and $281, respectively)	4,291	5,591	9,054	11,343

Earnings before income taxes	25,262	22,456	37,927	31,575

Income taxes	9,552	8,547	14,152	12,010

Net earnings	$15,710	$13,909	$23,775	$19,565

Net earnings per common share
Basic	$.49	$.43	$.74	$.61

Diluted	$.49	$.42	$.73	$.61

Dividends declared per common share	$.135	$.125	$.270	$.250

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Six Months Ended
	May 5,	April 29,
	2007	2006
Cash flows from operating activities
Net earnings	$23,775	$19,565
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Restructuring and exit costs	327	236
Depreciation and amortization	20,943	20,168
Stock compensation expense	1,956	1,555
Other, net	2,568	3,414
Change in current assets and liabilities	(6,336)	(4,012)

Net cash provided by operating activities	43,233	40,926

Cash flows from investing activities
Capital expenditures	(18,454)	(9,388)
Sale of assets	77	2,371

Net cash used for investing activities	(18,377)	(7,017)

Cash flows from financing activities
Net payments on notes and revolving credit facilities	(10,373)	(28,480)
Payments on bonds and leases	(430)	(373)
Cash dividends on common stock	(8,331)	(7,863)
Stock options exercised	6,692	2,134
Treasury stock acquired	(10,413)	(1,541)
Excess tax benefits from stock based compensation	752	224

Net cash used for financing activities	(22,103)	(35,899)

Effect of exchange rate changes on cash and cash equivalents	126	2

Increase (decrease) in cash and cash equivalents	2,879	(1,988)
Cash and cash equivalents at beginning of year	5,372	4,601

Cash and cash equivalents at end of quarter	$8,251	$2,613

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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 will be reported as a 53-week fiscal year containing 371 days of activity. The first quarter ended February 3, 2007 included an additional week and the six month period ended May 5, 2007 contained 27 weeks which compares to 26 weeks in the same period of the prior year.
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at May 5, 2007 and October 28, 2006 are comprised of the following components:

	2007	2006
Raw materials	$60,439	$61,872
Production supplies	9,119	8,982
Finished goods	51,369	51,475

	$120,927	$122,329

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

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006
Cost of sales	$72	$72	$135	$129
Selling, general and administrative	759	544	1,821	1,426

Total stock based compensation expense included in operating earnings	831	616	1,956	1,555

Income taxes	243	136	589	383

Effect on net earnings	$588	$480	$1,367	$1,172

Effect on basic and diluted earnings per share	$.02	$.01	$.04	$.03

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
4) Restructuring
     The Company reported $152 and $390 of restructuring related expenses in cost of sales during the second quarter and first six months of 2007 compared to $496 and $962 for the same periods in 2006. Below is a summary of the first six months of 2007 restructuring activity by plan.
     2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The following table summarizes the restructuring and exit costs related to the 2006 restructuring plan:

		Six Months
		Ended	Cumulative
	2006	May 5, 2007	to Date
Accelerated depreciation	$126	$223	$349
Facility restructuring and exit costs	75	56	131

Total	$201	$279	$480

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one of the existing production facilities after the consolidation is complete. Facility restructuring and exit costs represent employee severance costs. The Company incurred $138 and $279 of expenses related to the 2006 restructuring plan in the second quarter and first half of 2007, respectively. The Company expects to incur total 2007 charges of approximately $450 of cash restructuring costs, primarily employee severance and equipment moving expenses, and $500 of non-cash restructuring expenses representing accelerated depreciation on the facility and equipment that will be sold after completion of the consolidation. The Company’s restructuring liability representing accrued severance was $131 at May 5, 2007 and $75 at October 28, 2006. The increase in liability reflects severance charges in the period that will be paid when the consolidation is complete.
     2005 Restructuring Plan
     In 2005, the Company initiated a plan involving the closing or sale of certain plant facilities and other cost reduction efforts. While these activities are substantially complete, we continue to incur expenses related to the final settlement of liabilities and maintenance on held for sale properties. The expenses totaled $14 in the second quarter and $111 in the first six months of 2007. The net book value of assets held for sale was $120 as of May 5, 2007 representing a calendered film line within the Color and Specialty Compounds segment. During the second quarter of 2007, the Company sold a building that was previously classified as held for sale and recognized a gain of $7 during the period. Assets held for sale are included in other current assets on the Consolidated Condensed Balance Sheets.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
5) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three and six months ended May 5, 2007 and April 29, 2006 is as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006
Net earnings:
Basic net earnings	$15,710	$13,909	$23,775	$19,565
Add: Interest on convertible securities, net of tax	—	1,588	—	—

Diluted net earnings	$15,710	$15,497	$23,775	$19,565

Weighted average shares outstanding:
Basic weighted average common shares outstanding	32,010	32,095	32,044	32,067
Add: Dilutive shares from equity instruments	324	204	321	175
Add: Dilutive shares from convertible securities	—	4,578	—	—

Diluted weighted average shares outstanding	32,334	36,877	32,365	32,242

Net earnings per share:
Basic	$.49	$.43	$.74	$.61

Diluted	$.49	$.42	$.73	$.61

6) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group, including many of these companies and other companies subsequently identified, to fund an environmental study by the USEPA. As of May 5, 2007, the group included over 70 companies and the Company has accrued $717 related to this matter of which $657 represents its share of the estimated cost to complete the study that is expected to take place over the next five years. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination, if any, ultimately determined to be attributable to the Company’s subsidiary and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the May 5, 2007 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
     During the first quarter of 2007, the Company entered into a financing agreement with the local government for the expansion of its Donchery, France facility. Since the inception of the expansion in 2005, the Company has paid 1,085 Euros through a transitory rent agreement which will be finalized once the local government’s financing amount is determined. The remaining commitment under the financing agreement of 3,671 Euros ($4,980) is presented as debt at May 5, 2007.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
7) Segment Information
     The following presents the Company’s net sales and operating earnings by reportable segment and group:

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006
Net sales
Custom Sheet and Rollstock	$238,964	$240,891	$462,231	$459,186
Color and Specialty Compounds	111,640	122,288	217,178	228,696
Engineered Products	26,764	26,099	45,213	44,987

Total net sales*	$377,368	$389,278	$724,622	$732,869

Operating earnings (loss)
Custom Sheet and Rollstock	$21,378	$20,502	$37,350	$33,203
Color and Specialty Compounds	9,041	8,051	13,033	12,523
Engineered Products	4,927	3,380	6,512	4,370
Corporate / Other	(5,793)	(3,886)	(9,914)	(7,178)

Total operating earnings	$29,553	$28,047	$46,981	$42,918

*	Excludes inter-segment sales of $15,534, $16,623, $28,442 and $30,058, respectively, primarily from the Color and Specialty Compounds segment.
8) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the three and six months ended May 5, 2007 and April 29, 2006 is as follows:

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006
Net earnings	$15,710	$13,909	$23,775	$19,565
Foreign currency translation adjustments	2,343	262	118	1,116

Total comprehensive income	$18,053	$14,171	$23,893	$20,681

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     We generated strong results for the second quarter and first half of 2007 with net earnings increasing 13% and 22%, respectively over the same periods of the prior year. These increases were largely caused by higher operating earnings and lower interest expense resulting from our prior year pay down of debt. Operating earnings increased from an improvement in gross margin per pound sold which more than offset the impact of a decline in sales volume. The higher earnings during the first half of 2007, which benefited from an additional operating week in the first fiscal quarter, resulted in an increase in cash flow from operations to $43.2 million, the highest amount generated in the first half of a fiscal year in the Company’s history.
     Our fiscal year ends on the Saturday closest to October 31 and our fiscal year generally contains 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 will be reported as a 53-week fiscal year containing 371 days of activity. Our first quarter ended February 3, 2007 included an additional week and the six month period ended May 5, 2007 contained 27 weeks which compares to 26 weeks in the same period of the prior year.
Consolidated Results
     Net sales were $377.4 million and $724.6 million, respectively, for the second quarter and six month periods ending May 5, 2007. These sales represent a 3% and 1% decrease from the same periods of the prior year and were caused by:

	Three Months	Six Months
Underlying volume	(1)%	(3)%
Volume from additional week	—	4
Price/Mix	(2)	(2)

	(3)%	(1)%

     The decrease in underlying volume for both periods was caused by lower sales of compounds to the automotive sector of the transportation market and a decline in sales of sheet to the residential sector of the building and construction market and to the recreation and leisure market. These declines were partially offset by increases in sales of sheet to the packaging market and the refrigeration sector of the appliance and electronics market and higher sales of compounds to the commercial building and construction market. For the six month period, the volume from the additional week reflects 27 weeks in the first half of this year versus 26 weeks during the same period last year. The price/mix impact reflects lower resin costs in 2007 compared to the prior year which we passed through to customers as lower selling prices and a higher mix of sales volume of lower per pound priced sheet, particularly in the material handling portion of the packaging market and refrigeration sector of the appliance and electronics market.
     The following table presents net sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the second quarter and first half of 2007 compared to the same periods of 2006. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion cost components of cost of sales are presented in the following table and we have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended		Six Months Ended
	May 5,	April 29,	May 5,	April 29,
	2007	2006	2007	2006
Dollars and Pounds (in millions)
Net sales	$377.4	$389.3	$724.6	$732.9
Material costs	240.6	251.5	465.5	476.9

Material margin	136.8	137.8	259.1	256.0
Conversion costs	86.3	90.1	169.6	174.6

Gross margin	$50.5	$47.7	$89.5	$81.4

Pounds Sold	379.1	384.2	725.9	719.6

Dollars per Pound Sold
Net sales	$.996	$1.013	$.998	$1.019
Material costs	.635	.655	.641	.663

Material margin	.361	.358	.357	.356
Conversion costs	.228	.234	.234	.243

Gross margin	$.133	$.124	$.123	$.113

     The decreases in net sales and material costs per pound sold in the quarter and six months ended May 5, 2007 reflect a higher mix of lower sales price and material cost per pound products and lower resin costs in the current year compared to the same periods last year. Material margin per pound sold increased slightly for the periods presented above reflecting a reduction in the mix of sales earning a lower per pound margin within the Color and Specialty Compounds segment.
     Conversion costs per pound sold decreased 0.7¢ in the second quarter of 2007 and 0.9¢ in the first half of 2007 compared to the same periods of 2006. This improvement was caused by lower freight, utilities and repairs and maintenance expenses as well as mix changes. The improvement in freight costs was primarily due to our increased focus on using lower cost carriers, maximizing shipment loads and lower freight rates. The improvement in utilities costs was caused by lower energy prices in the earlier part of 2007 and the impact of the prior year plant consolidations in which a high utility cost plant was closed. The reduction in repairs and maintenance expenses was attributable to our increased focus on managing these costs.
     Selling, general and administrative expenses were $19.8 million and $40.2 million in the second quarter and first half of 2007 representing a $1.4 million and $4.1 million increase, respectively, over the same periods of the prior year. These increases include $0.4 million and $0.1 million of increases in foreign currency losses in the second quarter and first half comparisons, respectively, due to a weaker U.S. dollar. The remaining $1.0 million increase in the second quarter was due to higher professional fees, depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation. The increase in the six month period comparison also reflects the inclusion of an additional week, increases in the aforementioned information system costs, higher employee and director compensation-related expenses and higher bad debt expense associated with a customer bankruptcy during the first quarter of 2007.
     Amortization of intangibles was $1.1 million and $2.3 million in the second quarter and first six months of 2007 which was slightly lower than the same periods of the prior year.
     Interest expense, net of interest income, was $4.3 million and $9.1 million in the second quarter and first half of 2007 compared to $5.6 million and $11.3 million in the same periods of 2006. These decreases were due to the benefit realized from our debt pay-downs and lower average interest rates.

     Our effective tax rate was 37.8% and 37.3% in the second quarter and first half of 2007 compared to 38.1% and 38.0% in the same periods of the prior year. For the first six months of 2007, the lower current year tax rate reflects the reinstatement of a research and development tax credit that had expired in the prior year but was retroactively extended by the U.S. government during our first quarter of this year. Excluding this reinstatement, our effective tax rate would have been 38.3% in the first six months of 2007. Our effective tax rate was negatively impacted by not recording a tax benefit on losses incurred by our Donchery, France operation. The losses from this operation negatively impacted our tax rate by 0.9% and 1.4% in the second quarter and first six months of the current year and 0.8% and 1.0%, respectively, during the same periods last year. In accordance with GAAP, we did not recognize tax benefits on these losses. However, the net operating loss carryforwards in France do not expire, and we expect to recognize the associated tax benefit when this operation generates a level of pre-tax earnings sufficient to offset cumulative historical pre-tax losses.
     We reported net earnings of $15.7 million and $23.8 million in the second quarter and first half of 2007 compared to $13.9 million and $19.6 million in the prior year. These increases reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $239.0 million and $462.2 million in the second quarter and six month periods ending May 5, 2007. These sales represent a 1% decrease and 1% increase, respectively, over the same periods of the prior year and were caused by:

	Three Months	Six Months
Underlying volume	3%	—%
Volume from additional week	—	4
Price/Mix	(4)	(3)

	(1)%	1%

     For the second quarter comparison, the increase in underlying volume was caused by higher sales of sheet to the packaging and appliance and electronics markets, partially offset by a reduction in sales of sheet to the building and construction and recreation and leisure markets. The increase in sales to the packaging market is attributable to higher sales of material handling sheet to the industrial packaging industry and sheet to the food packaging industry. The on-going expansion of our manufacturing facility in Mexico supported the increase in sales to the refrigeration sector of the appliance and electronics market. These increases were partially offset by lower sales of sheet used in home bath surrounds, recreational vehicles, pools and spas. For the six month comparison, the volume from the additional week reflects 27 weeks in the first half of this year versus 26 weeks during the same period last year. The price/mix impact for both period comparisons reflects a higher mix of sales volume of lower per pound priced sheet, particularly in the material handling and appliance markets, and lower costs of some major resins in 2007 compared to the prior year which we passed through to customers as lower selling prices.
     This segment’s operating earnings were $21.4 million and $37.4 million in the second quarter and first six months of 2007 compared to $20.5 million and $33.2 million in the same periods of the prior year. For the second quarter comparison, the $0.9 million increase was primarily caused by higher sales volume and included a slight improvement in gross margin per pound sold. For the six month comparison, the $4.1 million increase in operating earnings was caused by a 1.0¢ improvement in gross margin per pound sold and the volume associated with the additional week, partially offset by higher selling, general and administrative expenses. The gross margin per pound improvement was largely caused by lower conversion costs per pound due to lower freight, utilities and repairs and maintenance expenses. The six month increase in selling, general and administrative expenses was primarily due to an extra week of activity, increased labor costs and higher bad debt expense.

Color and Specialty Compounds Segment
     Net sales were $111.6 million and $217.2 million in the second quarter and six month periods ending May 5, 2007. These sales represent a 9% and 5% decrease, respectively, over the same periods of the prior year and were caused by:

	Three Months	Six Months
Underlying volume	(6)%	(6)%
Volume from additional week	—	4
Price/Mix	(3)	(3)

	(9)%	(5)%

     The decrease in underlying volume for both period comparisons was caused by lower sales of compounds to the automotive sector of the transportation market partially offset by a robust increase in sales of thermoplastic olefins (“TPO”) compounds used in roofs of commercial buildings. This segment’s sales of color concentrates to the packaging market were also lower during the six month period which occurred from declines during the first quarter. The price/mix impact for both period comparisons reflects lower resin costs in 2007 compared to the prior year which we passed through to customers.
     This segment’s operating earnings were $9.0 million and $13.0 million in the second quarter and first six months of 2007 compared to $8.1 million and $12.5 million in the same periods of the prior year. For the second quarter comparison, $0.6 million of the increase was due to prior period restructuring expenses associated with the plant restructurings. The remaining increase was due to a 0.9¢ improvement to gross margin per pound sold from per pound conversion cost declines and the favorable impact of a lower mix of lower margin sales to the transportation market on material margin per pound. Conversion costs decreased due to the favorable impact of our prior year plant consolidations and lower freight and utilities costs. For the first half comparison, the $0.5 million operating earnings increase was caused by a $0.9 million reduction in restructuring expenses partially offset by the negative impact of the decrease in sales volume. Excluding the prior year restructuring expenses, gross margin per pound remained consistent reflecting a decrease in material margin per pound from the first quarter decline in sales of color concentrates offset by a decrease in conversion costs per pound due to the same reasons that drove the second quarter comparative decrease.
Engineered Products Group
     Net sales were $26.8 million and $45.2 million in the second quarter and six month periods ending May 5, 2007. These sales represent a 3% and 1% increase, respectively, over the same periods of the prior year and were caused by:

	Three Months	Six Months
Underlying volume	8%	2%
Volume from additional week	—	4
Price/Mix	(5)	(5)

	3%	1%

     The increase in the underlying volume for both period comparisons reflects an increase in sales volume of wheels to the lawn and garden market due to a strong build season helped by a competitor going out of business. The price/mix impact reflects a higher sales mix of wheels which have a lower per pound sales price than the segment average.
     This group’s operating earnings were $4.9 million and $6.5 million in the second quarter and first six months of 2007 compared to $3.4 million and $4.4 million in the same periods of the prior year. Both period comparisons were impacted by changes in foreign currency gains. Excluding this currency impact, operating earnings still achieved a strong increase of $1.1 million in the second quarter and $2.3 million in the first half of 2007 largely due to an increase in sales volume and higher profitability in our wheels business.

Corporate
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to our two segments and group. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $5.8 million and $9.9 million in the second quarter and first half of 2007 compared to $3.9 million and $7.2 million in the same periods of the prior year. Both period comparisons were impacted by changes in foreign currency losses. Excluding the impact from these currency losses, corporate expenses increased $1.0 million in the second quarter and $2.9 million during the first half of 2007. The increases in corporate expenses for both period comparisons largely reflects higher professional fees, depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation. The six month period also reflects the inclusion of an additional week of expenses and higher employee and director compensation-related expenses.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to fund our operating activities, invest in capital improvements, pay down outstanding indebtedness, acquire treasury stock and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the six months ended in 2007 and 2006:

	2007	2006
Cash Flows (in millions)
Net cash provided by operating activities	$43.2	$40.9
Net cash used for investing activities	(18.3)	(7.0)
Net cash used for financing activities	(22.1)	(35.9)
Effect of exchange rate changes	0.1	—

Increase (decrease) in cash and cash equivalents	$2.9	$(2.0)

     Net cash provided by operating activities was $43.2 million in the first six months of 2007 compared to $40.9 million in the prior year. The $2.3 million increase was driven by an increase in cash earnings partially offset by an increase in working capital investment.
     Our primary investing activities are capital expenditures in the plastics industry. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements and to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first half of 2007 were $18.5 million compared to $9.4 million for the same period of 2006. The $9.1 million increase was mostly comprised of $3.9 million for our new production facility in Greenville, Ohio, $2.4 million for the expansion of our Mexico operation, $1.2 million for a new sheet line and $1.8 million of additional capital for our information systems implementation. We expect capital expenditures to approximate $35 million in 2007.
     Net cash used for financing activities totaled $22.1 million for the first six months of 2007 compared to $35.9 million for the same period of 2006. The net cash used for financing activities in the current period includes $10.4 million for treasury share purchases, $8.3 million to pay dividends and $10.8 million to pay down debt, partially offset by $6.7 million received from employee stock option exercises.
     Overall, increased spending on capital expenditures and repurchases of our treasury shares resulted in a lower repayment of debt in the first half of 2007 compared to the same period in 2006. Cash increased $2.9 million in the first six months of 2007 due to the factors noted above compared to a $2.0 million decrease in cash for the same period of the prior year.

Financing Arrangements
     As of May 5, 2007, the weighted average interest rate on all of our outstanding debt was 5.6% and we had $256.4 million of total availability under our credit facilities. At May 5, 2007, our credit facilities contained certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with our covenants through the first half of 2007 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Outlook
     We expect the demand environment to remain soft as we move into the second half of the year because of substantial weakness in the transportation and residential construction markets. In addition, we expect the third quarter to represent a more challenging comparable versus last year’s record performance in the face of the demand environment previously discussed combined with the continued strengthening of the Canadian dollar, additional expenses related to our Oracle ERP implementation, and some expected inefficiencies resulting from our Greenville consolidation efforts. However, we believe that the positive impact of our recently completed restructuring activities, lower freight and utility costs and lower interest expense from our debt pay down in the prior year will result in a favorable earnings comparison for the year. In addition to our internal focus on improving the earnings and cash flow of the Company, we have recently increased our efforts on identifying and evaluating strategic acquisitions. Refer to the Cautionary Statements Concerning Forward-Looking Statements located below.

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
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact the Company’s operations and results include:
(a)	adverse changes in economic or industry conditions including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(e)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(f)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(g)	our inability to predict accurately the costs to be incurred or savings to be achieved in connection with announced production plant restructurings;

(h)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(i)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(j)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(k)	our inability to develop and launch new products successfully,

(l)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments;

(m)	possible weaknesses in our internal controls; and

(n)	our ability to successfully complete the implementation of a new enterprise resource planning computer system.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of May 5, 2007 to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Controls
     The Company is in the process of implementing a new Oracle enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to occur in phases through 2008. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. During the quarter ended May 5, 2007, a single manufacturing facility implemented the new ERP system which resulted in some changes to internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system are appropriate and functioning effectively. There were no other changes to internal controls during the quarter ended May 5, 2007, that have materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     There were no repurchases of equity securities during the second quarter of 2007 and the Company currently has no outstanding publicly announced plan or program to repurchase shares; however the Company may periodically repurchase shares to reissue upon the exercise of stock options, the vesting of restricted stock or for other purposes.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 14, 2007, the Company held its 2007 annual meeting of shareholders. Pursuant to management’s proposals as described in the Company’s proxy statement for the meeting, the shareholders approved the re-election of incumbent directors George A. Abd, Edward J. Dineen and Pamela F. Lenehan for three-year terms expiring in 2010, and ratified the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accountants for fiscal 2007.
     The vote on each proposal was as follows:
     Election of Directors:

Nominee	Votes For	Authority Withheld
George A. Abd	26,295,225	2,807,842
Edward J. Dineen	26,291,071	2,811,996
Pamela F. Lenehan	26,287,823	2,815,244
     Ratification of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Abstentions

29,038,826	50,860	13,383
     Pursuant to Securities and Exchange Commission Rule 14a-8, the Company’s proxy materials had included a proposal by a shareholder urging the Board of Directors to take the necessary steps to eliminate the classification of directors and require that all directors stand for election annually. However, the proposal was not presented and therefore was not voted on at the meeting.
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

SPARTECH CORPORATION (Registrant)
Date: June 13, 2007	/s/ George A. Abd
George A. Abd
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)