Form 10-Q
period 2007-08-04
SPARTECH CORP
filed 2007-09-12
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares outstanding as of August 4, 2007:

Common stock, $.75 par value per share	32,136,127

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED AUGUST 4, 2007

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	August 4, 2007	October 28,
	(Unaudited)	2006
Assets
Current assets
Cash and cash equivalents	$3,389	$5,372
Receivables, net	201,706	200,728
Inventories	125,814	122,329
Prepaids and other	15,151	14,193

Total current assets	346,060	342,622

Property, plant and equipment, net	303,618	304,779
Goodwill	350,399	350,399
Other intangible assets, net	33,510	36,582
Other assets	8,180	7,412

Total assets	$1,041,767	$1,041,794

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,871	$6,898
Accounts payable	154,414	149,520
Accrued liabilities	45,676	51,186

Total current liabilities	206,961	207,604

Long-term debt, less current maturities	261,838	282,325
Deferred taxes	99,958	97,681
Other long-term liabilities	8,917	11,491

Total long-term liabilities	370,713	391,497

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2007 and 2006	24,849	24,849
Contributed capital	200,661	198,661
Retained earnings	259,987	240,398
Treasury stock, at cost, 995,719 shares in 2007; 1,007,766 shares in 2006	(25,282)	(22,845)
Accumulated other comprehensive income	3,878	1,630

Total shareholders’ equity	464,093	442,693

Total liabilities and shareholders’ equity	$1,041,767	$1,041,794

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$361,123	$377,709	$1,085,745	$1,110,578

Cost and expenses
Cost of sales	320,389	329,617	955,549	981,059
Selling, general and administrative	21,232	19,309	61,441	55,443
Amortization of intangibles	1,063	1,192	3,335	3,567

	342,684	350,118	1,020,325	1,040,069

Operating earnings	18,439	27,591	65,420	70,509

Interest (net of interest income of $152, $247, $382 and $528, respectively)	4,065	5,039	13,119	16,382
Early debt extinguishment costs	—	5,505	—	5,505

	4,065	10,544	13,119	21,887

Earnings before income taxes	14,374	17,047	52,301	48,622

Income taxes	5,568	6,433	19,720	18,443

Net earnings	$8,806	$10,614	$32,581	$30,179

Net earnings per common share
Basic	$.27	$.33	$1.02	$.94

Diluted	$.27	$.33	$1.01	$.94

Dividends declared per common share	$.135	$.125	$.405	$.375

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Nine Months Ended
	August 4,	July 29,
	2007	2006
Cash flows from operating activities
Net earnings	$32,581	$30,179
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	31,787	30,429
Restructuring and exit costs	559	30
Stock compensation expense	2,272	2,165
Early debt extinguishment costs	—	5,505
Other, net	5,462	4,949
Change in current assets and liabilities	(2,949)	15,407

Net cash provided by operating activities	69,712	88,664

Cash flows from investing activities
Capital expenditures	(28,774)	(14,385)
Sale of assets	81	2,393

Net cash used for investing activities	(28,693)	(11,992)

Cash flows from financing activities
Net (payments) / borrowings on notes and revolving credit facilities	(27,211)	39,922
Issuance of senior notes	—	50,000
Payment of convertible subordinated debentures	—	(150,000)
Payments on bonds and leases	(504)	(421)
Early payment premiums on convertible subordinated debentures	—	(3,780)
Cash dividends on common stock	(12,668)	(11,873)
Stock options exercised	6,959	2,202
Treasury stock acquired	(10,413)	(1,541)
Excess tax benefits from stock based compensation	752	237

Net cash used for financing activities	(43,085)	(75,254)

Effect of exchange rate changes on cash and cash equivalents	83	38

(Decrease) increase in cash and cash equivalents	(1,983)	1,456
Cash and cash equivalents at beginning of year	5,372	4,601

Cash and cash equivalents at end of quarter	$3,389	$6,057

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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 will be reported as a 53-week fiscal year containing 371 days of activity. The first quarter ended February 3, 2007 included an additional week and the nine month period ended August 4, 2007 contained 40 weeks which compares to 39 weeks in the same period of the prior year.
2) Former President and Chief Executive Officer Separation Agreement
     During the third quarter ended August 4, 2007, the Company entered into a Separation Agreement and Release (“Separation Agreement”), with its former President and Chief Executive Officer (“CEO”), George A. Abd, effective July 16, 2007 (“Effective Date”). Mr. Abd resigned as an officer and director of the Company as of the Effective Date, but will remain an employee until October 14, 2007 (“Termination Date”). During this period, Mr. Abd will continue to serve the Company in an advisory capacity.
     The Separation Agreement includes various terms and conditions pertaining to Mr. Abd’s resignation from the Company. The payments and benefits to be paid to Mr. Abd under this Separation Agreement include, but are not limited to, the following major provisions:
•	Severance compensation in accordance with the terms of the Corporation’s Severance and Noncompetition Policy and Agreement with Mr. Abd which is based upon a multiple of his former annual salary and the average of his bonus payments earned during the prior three fiscal years, totaling $2,224. Of this amount, $556 will be paid in April 2008 and the remaining $1,668 will be paid in equal monthly installments over the following 18 months with the last payment occurring in October 2009.

•	Compensation for the period between the Effective Date through the Termination Date at a rate of one-third of Mr. Abd’s former annual salary. This amount will total $62 for the 90 day period and will be recognized as incurred.

•	A performance bonus for the current fiscal year, if any, as determined by the Board of Directors at the end of the fiscal year.

•	In accordance with the terms of the applicable stock option plans and agreements, 168,687 vested stock options will be exercisable until the Termination Date, and an additional 32,250 vested stock options expiring within three years of the Termination Date will remain exercisable until their stated expiration dates. All stock-based compensation awards that are not vested as of the Termination Date will be forfeited. As a result, $368 of stock-based compensation expense was reversed as income during the third quarter for awards that were previously expected to vest, but will be forfeited as of the Termination Date.
     The provisions of the Separation Agreement resulted in a net expense of $1,856 in the third quarter, recorded in selling, general and administrative expense, which represents the $2,224 of severance less the $368 reversal of stock-based compensation during the third quarter.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
3) Inventories
     Inventories are valued at the lower of cost or market. Inventories at August 4, 2007 and October 28, 2006 are comprised of the following components:

	2007	2006
Raw materials	$64,169	$61,872
Production supplies	8,679	8,982
Finished goods	52,966	51,475

	$125,814	$122,329

4) Stock-Based Compensation
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

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Cost of sales	$67	$72	$202	$201
Selling, general and administrative	249	538	2,070	1,964

Total stock-based compensation expense included in operating earnings	316	610	2,272	2,165

Income taxes	48	137	637	518

Effect on net earnings	$268	$473	$1,635	$1,647

Effect on basic and diluted earnings per share	$.01	$.01	$.05	$.05

5) Restructuring
     The Company reported $237 and $627 of restructuring related expenses in cost of sales during the third quarter and first nine months of 2007 compared to $352 and $1,314 for the same periods in 2006. Below is a summary of the first nine months of 2007 restructuring activity by plan.
     2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The following table summarizes the restructuring and exit costs related to the 2006 restructuring plan:

		Nine Months
		Ended	Cumulative
	2006	August 4, 2007	to Date
Accelerated depreciation	$126	$365	$491
Facility restructuring and exit costs	75	144	219

Total	$201	$509	$710

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one of the existing production facilities after the consolidation is complete. Facility restructuring and exit costs represent employee severance costs and equipment moving expenses. The Company incurred $230 and $509 of expenses related to the 2006 restructuring plan in the third quarter and first nine months of 2007, respectively. The Company expects the plan to be substantially complete by the end of 2007 and the Company expects to incur total charges in 2007 of approximately $450 of cash restructuring costs, primarily employee severance and equipment moving expenses plus $500 of

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
non-cash restructuring expenses representing accelerated depreciation on the facility and equipment that will be sold after completion of the consolidation. The Company’s restructuring liability representing accrued severance and incurred invoices was $213 at August 4, 2007 and $75 at October 28, 2006. The increase in liability reflects severance charges that will be paid when the consolidation is complete and moving expenses incurred but not yet paid.
2005 Restructuring Plan
     In 2005, the Company initiated a plan involving the closing or sale of certain plant facilities and other cost reduction efforts. While these activities are substantially complete, we continue to incur expenses related to the final settlement of liabilities and maintenance on held for sale properties. These expenses totaled $7 in the third quarter and $118 in the first nine months of 2007. Related to this plan, there is a single remaining asset (a calendered film line) that is classified as held for sale which has a book value of $100. This balance is carried within the Color and Specialty Compounds segment and is classified as other current assets on the Consolidated Condensed Balance Sheet.
6) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three and nine months ended August 4, 2007 and July 29, 2006 is as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net earnings:
Basic and diluted net earnings	$8,806	$10,614	$32,581	$30,179

Weighted average shares outstanding:
Basic weighted average common shares outstanding	32,108	32,109	32,065	32,081
Add: Dilutive shares from equity instruments	255	179	300	182

Diluted weighted average shares outstanding	32,363	32,288	32,365	32,263

Net earnings per share:
Basic	$.27	$.33	$1.02	$.94

Diluted	$.27	$.33	$1.01	$.94

7) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group, including many of these companies and other companies subsequently identified, to fund an environmental study by the USEPA. As of August 4, 2007, the group included over 70 companies and the Company has accrued $607 related to this matter of which $547 represents its share of the estimated cost to complete the study that is expected to take place over the next five years. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination, if any, ultimately determined to be attributable to the Company’s subsidiary and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the August 4, 2007 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.

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
     During the first quarter of 2007, the Company entered into a financing agreement with the local government for the expansion of its Donchery, France facility. Since the inception of the expansion in 2005, the Company has paid 1,190 Euros through a transitory rent agreement which will be finalized once the local government’s financing amount is determined. The remaining commitment under the financing agreement of 3,620 Euros ($4,968) is presented as debt at August 4, 2007.
8) Segment Information
     The following presents the Company’s net sales and operating earnings by reportable segment and group:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales
Custom Sheet and Rollstock	$231,308	$239,956	$693,539	$699,142
Color and Specialty Compounds	111,982	118,726	329,160	347,422
Engineered Products	17,833	19,027	63,046	64,014

Total net sales*	$361,123	$377,709	$1,085,745	$1,110,578

Operating earnings (loss)
Custom Sheet and Rollstock	$16,272	$22,147	$53,622	$55,350
Color and Specialty Compounds	7,133	7,711	20,166	20,234
Engineered Products	2,679	1,840	9,191	6,210
Corporate / Other	(7,645)	(4,107)	(17,559)	(11,285)

Total operating earnings	$18,439	$27,591	$65,420	$70,509

*	Excludes inter-segment sales of $13,926, $14,310, $42,369 and $44,368, respectively, primarily from the Color and Specialty Compounds segment.
9) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The following presents a reconciliation of net earnings to comprehensive income:

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net earnings	$8,806	$10,614	$32,581	$30,179
Foreign currency translation adjustments	2,130	(328)	2,248	788

Total comprehensive income	$10,936	$10,286	$34,829	$30,967

10) Subsequent Event
     On September 6, 2007, the Company announced the agreement to acquire the stock of Creative Forming, Inc. (“Creative”) for approximately $61,000 in cash adjusted for changes in working capital. The acquisition will be financed from the Company’s bank credit facility and operating cash flows and is expected to close on September 14, 2007. Creative is a custom manufacturer of plastic packaging for the food, consumer product, produce, and medical/pharmaceutical markets with approximately $48,000 in annual sales.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Net earnings were $8.8 million during the third quarter and $32.6 million during the first nine months of 2007. When compared to the same periods last year, this represents a 17% decline for the quarter, but an 8% increase year to date.
     The 17% decrease in net earnings during the third quarter was largely attributable to a 4% decline in sales volume and 12% decrease in gross margin per pound sold. The decline in sales volume was primarily attributable to weak demand in the transportation and recreation and leisure markets and the short-term interruption caused by the consolidation of three plants into our new Greenville facility. The decrease in gross margin per pound sold largely occurred in the sheet business and was caused by rising resin prices during the current year third quarter while we were also experiencing weak demand. These factors along with the disruption from the plant consolidations made it difficult to pass along the resin price increases to our customers as higher selling prices on a timely basis. Net earnings during 2007 also reflect the resignation of our former President and Chief Executive Officer, George A. Abd. The provisions of the related Separation Agreement and Release resulted in a $1.9 million charge to operating earnings during the third quarter.
     The 8% increase in net earnings for the year to date comparison reflected the prior year early debt extinguishment costs and lower current year interest expense from our prior year pay down of debt, partially offset by the decrease in net earnings from our third quarter comparison previously discussed.
     Our fiscal year ends on the Saturday closest to October 31 and our fiscal year generally contains 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 will be reported as a 53-week fiscal year containing 371 days of activity. Our first quarter ended February 3, 2007 included an additional week and the nine month period ended August 4, 2007 contained 40 weeks which compares to 39 weeks in the same period of the prior year.
Consolidated Results
     Net sales were $361.1 million and $1,085.7 million, respectively, for the three and nine month periods ending August 4, 2007. These sales represent a 4% and 2% decrease from the same periods of the prior year and were caused by:

	Three Months	Nine Months
Underlying volume	(4)%	(3)%
Volume from additional week	—	3
Price/Mix	—	(2)

	(4)%	(2)%

     The decrease in underlying volume for both period comparisons was caused by lower sales of compounds to the automotive sector of the transportation market, color concentrates to the packaging market and sheet to the recreation and leisure market, the residential sector of the building and construction market and the heavy truck and automotive sectors of the transportation market. These declines were partially offset by increases in sales of sheet to the packaging market and the refrigeration sector of the appliance and electronics market and higher sales of compounds to the commercial building and construction market. Disruptions from the Greenville sheet consolidation also contributed to the decline in sales volume during the third quarter. For the nine month period comparison, sales volume from the additional week reflects 40 weeks in the first nine months of this year versus 39 weeks during the same period last year. For the third quarter comparison, the price/mix impact was flat because of higher resin costs which were partially passed through to customers as higher selling prices offset by a higher sales mix of lower per pound priced product. The price/mix impact in the year to date comparison reflects lower resin costs during the first half of 2007 which we passed through to customers as lower selling prices partially offset by a higher sales mix of lower per pound priced product.

     The following table presents net sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the third quarter and first nine months of 2007 compared to the same periods of 2006. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion cost components of cost of sales are presented in the following table and we have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended		Nine Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Dollars and Pounds (in millions)
Net sales	$361.1	$377.7	$1,085.7	$1,110.6
Material costs	237.3	246.4	702.7	723.3

Material margin	123.8	131.3	383.0	387.3
Conversion costs	83.1	83.2	252.8	257.8

Gross margin	$40.7	$48.1	$130.2	$129.5

Pounds Sold	358.4	372.5	1,084.3	1,092.1

Dollars per Pound Sold
Net sales	$1.008	$1.014	$1.001	$1.017
Material costs	.662	.662	.648	.662

Material margin	.346	.352	.353	.355
Conversion costs	.232	.223	.233	.236

Gross margin	$.114	$.129	$.120	$.119

     Material margin per pound sold decreased for both periods presented above due in part to higher resin costs which we were not able to pass on to customers as higher selling prices on a timely basis in the current year third quarter because of a soft demand environment and the disruption associated with our Greenville sheet consolidation. A higher mix of lower margin per pound product added to the decreases in material margin per pound for both period comparisons.
     Conversion costs per pound sold increased 0.9¢ in the third quarter of 2007, but decreased 0.3¢ in the first nine months of 2007 compared to the same periods of 2006. Conversion cost dollars remained consistent in the third quarter of 2007 compared to the same period last year and sales volume declined 4% which resulted in the increase in conversion costs per pound sold. For the nine month period, the slight improvement in conversion costs per pound sold was largely caused by mix changes and lower freight, utilities and repairs and maintenance.
     Selling, general and administrative expenses were $21.2 million and $61.4 million in the third quarter and first nine months of 2007 representing a $1.9 million and $6.0 million increase, respectively, over the same periods of the prior year. These increases reflect a $1.9 million charge associated with the resignation of the Company’s former President and Chief Executive Officer in the third quarter of 2007. Both period comparisons also include $0.8 million and $0.9 million of increases in foreign currency losses in the third quarter and first nine months, respectively, due to a weaker U.S. dollar. Excluding these factors, selling, general and administrative expenses decreased $0.7 million in the third quarter due to lower bonus and bad debt expenses partially offset by higher professional fees, depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation. The remaining $3.3 million increase in the nine month period comparison reflects the inclusion of an additional week and increases in the aforementioned information system costs. We expect our total IT-related expenses to approximate $11.2 million in 2007 which will compare to $8.6 million in 2006 with the increase primarily attributable to our Oracle implementation.
     Amortization of intangibles was $1.1 million and $3.3 million in the third quarter and first nine months of 2007 which was slightly lower than the same periods of the prior year.

     Interest expense, net of interest income, was $4.1 million and $13.1 million in the third quarter and first nine months of 2007 compared to $5.0 million and $16.4 million in the same periods of 2006. These decreases were due to the benefit realized from our focused efforts on debt reduction and lower average interest rates.
     In the third quarter of fiscal 2006, we redeemed all $150 million of our convertible subordinated debentures resulting in $3.8 million of early-payment premium and $1.7 million of non-cash write-off of unamortized debt issuance costs which were reported in total as early debt extinguishment costs.
     Our effective tax rate was 38.7% and 37.7% in the third quarter and first nine months of 2007 compared to 37.7% and 37.9% in the same periods of the prior year. For the first nine months of 2007, the lower current year tax rate reflects the reinstatement of a research and development tax credit that had expired in the prior year but was retroactively extended by the U.S. government during our first quarter of this year. Excluding this reinstatement, our effective tax rate would have been 38.4% in the first nine months of 2007. The remaining changes in the effective tax rates reflect the impact from changes in losses incurred by our Donchery, France operation during both period comparisons. In accordance with GAAP, we did not recognize tax benefits on these losses. However, the net operating loss carryforwards in France do not expire, and we expect to recognize the associated tax benefit when this operation generates a level of pre-tax earnings sufficient to offset cumulative historical pre-tax losses.
     We reported net earnings of $8.8 million and $32.6 million in the third quarter and first nine months of 2007 compared to $10.6 million and $30.2 million in the prior year.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $231.3 million and $693.5 million in the three and nine month periods ending August 4, 2007. These sales represent a 4% and 1% decrease, respectively, over the same periods of the prior year and were caused by:

	Three Months	Nine Months
Underlying volume	(5)%	(2)%
Volume from additional week	—	3
Price/Mix	1	(2)

	(4)%	(1)%

     For the third quarter comparison, the decrease in underlying volume occurred in the recreation and leisure market, the residential sector of the building and construction market and the heavy truck sector of the transportation market. These decreases were partially offset by increases in sales of sheet to the refrigeration sector of the appliance and electronics market and the food and consumer sector of the packaging market. This segment reported lower sales of sheet used in home bath surrounds, portable toilets, recreational vehicles, pools and spas and automotive dunnage. The sales increase in the refrigeration sector has been supported by the on-going capacity increases of our manufacturing facility in Mexico. Of the 5% decline in sales volume during the third quarter, 4% occurred at the three facilities which are in the process of being consolidated into our new Greenville facility. These facilities primarily produce polyethylene-based products to the building and construction, recreation and leisure and transportation markets. The weak demand from these markets combined with the short-term interruption caused by the consolidation was the primary cause of the reduction in sheet sales volume during the third quarter. The price/mix impact reflected higher resin costs in 2007 which we passed through to customers as higher selling prices partially offset by a higher sales mix of lower sales price per pound sheet
     For the nine month comparison, the 2% decline in sales volume was less than the 5% decline during the third quarter because of an increase in sales to the packaging market during the first half of 2007. This increase was attributable to higher sales of material handling sheet to the industrial packaging industry and sheet to the food and consumer packaging industry. The volume from the additional week reflects 40 weeks in the first nine months of this year versus 39 weeks during the same period last year. The price/mix impact primarily reflected the higher sales mix of lower sales price per pound product.

     This segment’s operating earnings were $16.3 million and $53.6 million in the third quarter and first nine months of 2007 compared to $22.1 million and $55.4 million in the same periods of the prior year. For the third quarter comparison, the $5.9 million decrease was primarily caused by the lower sales volume and a 2.8¢ decrease in gross margin per pound sold with approximately half of the decrease attributable to a reduction in material margin per pound sold and the other half attributable to an increase in conversion costs per pound sold. The material margin per pound decrease was caused by rising resin prices in the current year third quarter during a difficult demand environment and the interruptions caused by the Greenville consolidation which made it difficult to pass along the resin price increases to our customers as higher selling prices on a timely basis. Conversion cost dollars remained consistent with the prior year third quarter and sales volume decreased 5% resulting in the increase in conversion costs per pound sold during the third quarter comparison. For the nine month comparison, the $1.7 million decrease in operating earnings was largely caused by a 0.4¢ decline in the year to date material margin which occurred during the third quarter as noted above.
Color and Specialty Compounds Segment
     Net sales were $112.0 million and $329.2 million in the three and nine month periods ending August 4, 2007. These sales represent a 6% and 5% decrease, respectively, over the same periods of the prior year and were caused by:

	Three Months	Nine Months
Underlying volume	(3)%	(5)%
Volume from additional week	—	3
Price/Mix	(3)	(3)

	(6)%	(5)%

     The decrease in underlying volume for both period comparisons was caused by lower sales of compounds to the automotive sector of the transportation market and color concentrates to the packaging market partially offset by a significant increase in sales of thermoplastic olefin compounds used in roofs of commercial buildings. For the nine month period, sales volume from the additional week reflects 40 weeks in the first nine months of this year versus 39 weeks during the same period last year. The decrease in price/mix for the third quarter comparison was largely caused by a higher sales mix of toll-manufactured product which has a lower than average selling price per pound sold. The price/mix impact for the nine month comparison reflects this mix change and lower resin costs in 2007 compared to the prior year which we passed through to customers as lower selling prices.
     This segment’s operating earnings were $7.1 million and $20.2 million in the third quarter and first nine months of 2007 compared to $7.7 million and $20.2 million in the same periods of the prior year. For the third quarter comparison, the $0.6 million decrease was primarily caused by lower sales volume and a 0.3¢ decrease in gross margin per pound sold due to an increase in conversion costs per pound sold. Conversion cost dollars remained consistent and sales volume declined 3% causing this increase. For the nine month comparison, operating earnings remained flat because the adverse impact on gross margin from lower volume was largely offset by the $1.2 million reduction in restructuring expenses related to prior year plant consolidations.
Engineered Products Group
     Net sales were $17.8 million and $63.0 million in the three and nine month periods ending August 4, 2007. These sales represent a 6% and 2% decrease, respectively, over the same periods of the prior year and were caused by:

	Three Months	Nine months
Underlying volume	2%	2%
Volume from additional week	—	3
Price/Mix	(8)	(7)

	(6)%	(2)%

     For both period comparisons, the increase in the underlying volume reflects an increase in sales volume of wheels to the lawn and garden market and the price/mix impact reflects a higher sales mix of wheels which have a lower per pound sales price than the segment average.

     This group’s operating earnings were $2.7 million and $9.2 million in the third quarter and first nine months of 2007 compared to $1.8 million and $6.2 million in the same periods of the prior year. Both period comparisons were impacted by changes in foreign currency gains. Excluding this currency impact, operating earnings still increased $0.3 million in the third quarter and $2.6 million in the first nine months of 2007 largely due to an increase in sales volume and higher profitability in our wheels business.
Corporate
     Corporate includes corporate office expenses and portions of information technology and professional fees that are not allocated to our two segments and group. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $7.6 million and $17.6 million in the third quarter and first nine months of 2007 compared to $4.1 million and $11.3 million in the same periods of the prior year. Both period comparisons were impacted by the $1.9 million charge from the resignation of our former President and Chief Executive Officer. When compared to the prior year, foreign currency losses increased $1.1 million during the third quarter and $1.0 million year to date due to a weaker U.S. dollar. Excluding the impact from these items, corporate expenses increased $0.6 million in the third quarter and $3.4 million during the first nine months of 2007 which were caused by higher professional fees, depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation partially offset by lower employee bonus expenses. The nine month period also reflects the inclusion of an additional week of expenses.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to fund our operating activities, invest in capital improvements, pay down outstanding indebtedness, acquire treasury stock and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the nine months ended in 2007 and 2006:

	2007	2006
Cash Flows (in millions)
Net cash provided by operating activities	$69.7	$88.7
Net cash used for investing activities	(28.7)	(12.0)
Net cash used for financing activities	(43.1)	(75.2)
Effect of exchange rate changes	0.1	—

(Decrease) Increase in cash and cash equivalents	$(2.0)	$1.5

     Net cash provided by operating activities was $69.7 million in the first nine months of 2007 compared to $88.7 million in the prior year. The $19.0 million decrease is largely attributable to working capital reductions achieved in the prior year. Although we continue to focus on working capital management to improve cash flow, much of the working capital improvement had been achieved by the end of 2006.
     Our primary investing activities are capital expenditures in the plastics industry. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements and to maintain and improve productivity, as well as to modernize and expand facilities. Capital expenditures for the first nine months of 2007 were $28.8 million compared to $14.4 million for the same period of 2006. The $14.4 million increase was mostly comprised of $5 million for our new production facility in Greenville, Ohio, $4 million for the expansion of our Mexico operation and $4 million of additional capital for our information systems implementation. We expect capital expenditures to approximate $35 million in 2007.
     Net cash used for financing activities totaled $43.1 million for the first nine months of 2007 compared to $75.2 million for the same period of 2006. The net cash used for financing activities in the current year includes $27.7 million to pay down debt, $12.7 million to pay dividends and $10.4 million for treasury share purchases, partially offset by $7.0 million received from employee stock option exercises.

     Overall, increased spending on capital expenditures and repurchases of our treasury shares as well as the reduced cash benefit derived from working capital improvements resulted in a lower repayment of debt in the first nine months of 2007 compared to the same period in 2006. Cash declined $2.0 million in the first nine months of 2007 due to the factors noted above.
Financing Arrangements
     As of August 4, 2007, we had $268.7 million of outstanding debt with a weighted average interest rate of 5.6% of which 82% represented fixed rate instruments also with a weighted average interest rate of 5.6%. At the end of the third quarter, we had $273.7 million unused on our credit facilities. On September 6, 2007, the Company announced an agreement to acquire the stock of Creative Forming, Inc. for approximately $61.0 million in cash adjusted for changes in working capital. The acquisition will be financed from our bank credit facility and operating cash flows and is expected to close on September 14, 2007. Following the acquisition, we will have $212.7 million unused on our credit facility.
     At August 4, 2007, our credit facilities contained certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial and debt service ratios and net worth ratios. While we were in compliance with our covenants through the first nine months of 2007 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Outlook
     We expect the weak demand environment to continue through the rest of the year, particularly within the domestic automotive, residential construction and recreational vehicle market sectors. We expect the fourth quarter 2007 net earnings to fall below earnings during the same period last year due to the weak demand environment previously discussed combined with additional expenses related to our Oracle ERP implementation. In addition, we anticipate further inefficiencies in our fourth quarter resulting from our Greenville consolidation. Upon completion of the consolidation, we expect to realize an estimated $2.5 million of annual pre-tax cost savings. Please refer to the Cautionary Statements Concerning Forward-Looking Statements located below.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officer has concluded that the disclosure controls and procedures were effective as of August 4, 2007 to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Controls
     The Company is in the process of implementing a new Oracle enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to occur in phases through 2008. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. During the quarter ended August 4, 2007, eight manufacturing facilities implemented the new ERP system which resulted in some changes to internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system are appropriate and functioning effectively. There were no other changes to internal controls during the quarter ended August 4, 2007, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     There were no repurchases of equity securities during the third quarter of 2007 and the Company currently has no outstanding publicly announced plan or program to repurchase shares; however the Company may periodically repurchase shares to reissue upon the exercise of stock options, the vesting of restricted stock or for other purposes.
Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)
3.1	Restated Certificate of Incorporation of Registrant, as amended and restated effective March 9, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended July 29, 2006, filed with the Commission on June 8, 2006.

3.2	Bylaws of Registrant, as amended and restated March 7, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed with the Commission on March 9, 2006.

10.1	Separation Agreement and Release dated July 16, 2007 between the Company and George A. Abd, incorporated by reference to Exhibit 1.01 of Form 8-K filed with the Commission on July 16, 2007.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)

Date: September 12, 2007	/s/ Randy C. Martin
Randy C. Martin
President and Chief Executive Officer
Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ Michael G. Marcely

Michael G. Marcely
Vice President and Corporate Controller
(Principal Accounting Officer)