Form 10-K
period 2007-11-03
SPARTECH CORP
filed 2007-12-21
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
1-5911
(Commission File Number)
SPARTECH CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction	43-0761773 (I.R.S. Employer
of incorporation or organization)	Identification No.)

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
YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $890.7 million on May 5, 2007. There were 30,072,006 total shares of common stock outstanding as of November 30, 2007.
Documents incorporated by reference
     1) Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (Part III).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED NOVEMBER 3, 2007

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
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact our operations and results include:
(a)	adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	our inability to achieve the level of cost savings, productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(e)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(f)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(g)	our inability to predict accurately the costs to be incurred, time taken to complete, or savings to be achieved in connection with announced production plant restructurings;

(h)	adverse movements in foreign currency exchange rates in the foreign markets in which we operate.

(i)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(j)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(k)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(l)	our inability to develop and launch new products successfully;

(m)	restrictions imposed on us by instruments governing our indebtedness, and the possible inability to comply with requirements of those instruments;

(n)	possible weaknesses in internal controls; and

(o)	our ability to successfully complete the implementation of a new enterprise resource planning computer system and to obtain expected benefits from our system.
We assume no duty to update our forward-looking statements, except as required by law.

PART I
Item 1. BUSINESS
General
     Spartech Corporation (the “Company” or “Spartech”) was incorporated in the state of Delaware in 1968, succeeding a business which had commenced operations in 1960. The Company, together with its subsidiaries, is an intermediary processor of engineered thermoplastics. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products. Our products are sold to original equipment manufacturers and other customers in a wide range of end markets.
     Spartech is organized into three reportable segments and one group of operating segments based on the products we manufacture. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds with the remaining businesses grouped together in Engineered Products. Net sales, operating earnings and total assets attributable to each segment are located in Note 16 to the Consolidated Financial Statements. Sales by segment and group were Custom Sheet and Rollstock 46%, Packaging Technologies 18%, Color and Specialty Compounds 31% and Engineered Products 5% in 2007. Information with respect to acquisition and divestiture activities by Spartech is set forth in Note 2 to the Consolidated Financial Statements. A description of the reportable segments and group of operating segments, including its principal products and markets, is summarized below.
     Custom Sheet and Rollstock
     The Custom Sheet and Rollstock segment manufactures plastic sheet, custom rollstock, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. We produce and distribute the products from facilities in the United States, Canada, Mexico and France. Its finished products are formed by its customers that use plastic components in their products. Our custom sheet and rollstock is utilized in several end markets including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, signs/advertising and aerospace. The Custom Sheet and Rollstock segment is highly competitive and we compete in many different areas with many other companies because the Company and our customers manufacture a wide variety of products.
     Packaging Technologies
     The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form which we extrude into rollstock or thermoform into the end product. We sell packaging products principally through our own sales force and produce and distribute the products from facilities in the United States. The Packaging Technologies segment operates in competitive markets and we compete with some companies which are larger and have more extensive production facilities, larger sales and marketing staffs and greater financial resources.
     Color and Specialty Compounds
     The Color and Specialty Compounds segment comprise operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. We also use colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Company sells the segment’s products principally through its own sales force, but also uses independent sales representatives. We produce and distribute these products from facilities in the United States, Canada, Mexico and France. It sells custom-designed plastic alloys, compounds, color concentrates and calendered film for utilization by a large group of manufacturing customers servicing the automotive equipment, building and construction, food/medical packaging, lawn and garden equipment, electronics and appliances, and numerous other end markets. The Color and Specialty Compounds segment operates in competitive markets. We compete with some companies which are larger and have more extensive production facilities, larger sales and marketing staffs and greater financial resources.
     Engineered Products
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

The Spartech Marine operating segment is a facility in the United States that manufactures and sells custom made doors, hatches, cabinets and windscreens to boat manufacturers. The principal raw materials used in our manufacturing of molded tires and wheels, profile and other engineered products are PVC, acrylics, polyethylene and polypropylene. Our products in this group are generally manufactured either through injection molding or profile extrusion processes. We sell the group’s products principally through our own sales force, but also use independent sales representatives and wholesale distributors. The Engineered Products group is competitive and fragmented. Because we manufacture a wide variety of products, we compete in different areas with many other companies, some of which are much larger and have more extensive production facilities, larger sales and marketing staffs and substantially greater financial resources.
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
Intellectual Property and Trademarks
     Spartech has various intellectual property and trademarks. The intellectual property includes certain product formulations and the trademarks protect names of certain of the Company’s products. These assets are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. While proprietary intellectual property and trademarks are important to the Company, management believes the loss or expiration of any intellectual property right or trademark would not materially impact the Company or any of its segments.
Customer Base
     We sell our products to thousands of customers in a broad range of end markets, with our largest customer accounting for 6% of our 2007 sales. Our top 25 customers represented approximately 37% of our 2007 sales. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 24% of our 2007 sales. The packaging market historically has experienced faster growth and less cyclicality than the other major markets served by plastics processors. In our opinion, we are not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on our business other than, potentially, on a temporary basis. The following table presents our sales dollar mix by end market for 2007 and 2006:

	2007	2006
Packaging	24%	24%
Transportation	20	21
Building and construction	17	16
Recreation and leisure	10	11
Sign and advertising	7	6
Appliance and electronics	7	6
Lawn and garden	6	6
Other	9	10

	100%	100%

Distribution
     Generally, we sell our products through our own sales force, but we also use a limited number of independent sales representatives and wholesale distributors. Our plants are strategically located such that their proximity to our customers saves shipping costs, reduces delivery times and increases our presence in a variety of markets.

Backlog
     We estimate that the total dollar value of our backlog of firm orders as of November 3, 2007 and October 28, 2006 was approximately $120.0 million and $109.9 million, respectively, all of which we expect to ship within one year. The estimated backlog by segment and group at November 3, 2007 and October 28, 2006 follows (in millions):

	2007	2006
Custom Sheet and Rollstock	$56.5	$49.2
Packaging Technologies	23.0	16.7
Color and Specialty Compounds	37.4	39.9
Engineered Products	3.1	4.1

	$120.0	$109.9

Competition
     Spartech operates in markets that are highly competitive and that environment is expected to continue. The Company experiences substantial competition in each of its segments and in each of the geographic areas in which it operates. Generally, we compete on the basis of quality, price, product availability and security of supply, product development and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, exercise skill in raw material purchasing, achieve production efficiencies to make our products cost effective for our customers, and provide new product solutions to customer applications. Although no single company competes directly with Spartech in all of its product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Spartech, and Spartech also competes with many smaller companies. The number of our competitors varies by product line, and we believe that Spartech has a market leadership position in many of these product lines.
Seasonality
     Our sales are seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period. This seasonal variation tends to track the manufacturing activities of our various customers in each region.
Environment
     Our operations are subject to extensive environmental, health and safety laws and regulations at the national, state and local governmental levels. The nature of the Company’s business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the Company’s capital expenditures, earnings or competitive position. It is not anticipated that we will have material capital expenditures for environmental control facilities during the next year. For additional information regarding risks due to regulations relating to the protection of the environment as well as our participation in the Lower Passaic River environmental study, see Item 1A.
Employees
     Spartech had approximately 3,600 employees at the end of 2007 and management believes that the Company’s employee relations are favorable. Some of the Company’s employees are represented under collective bargaining agreements, but none of these agreements are considered significant.
Geographic Areas
     We operate in 40 manufacturing facilities in North America and one in Europe. Information regarding our operations in various geographic segments is located in Note 16 to the Consolidated Financial Statements. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
Available Information
     Our Forms 10-K, 10-Q, 8-K and any amendments to those reports are available without charge through our Web site on the Internet as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. They may be accessed directly as follows: www.spartech.com, Investor Relations, SEC Filings.
     Our principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. Our telephone number is (314) 721-4242. Our Web site address is www.spartech.com.

Item 1A. RISK FACTORS
     The factors listed below represent our principal risks. These factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate.
Price increases in raw materials and energy costs could adversely affect operating results and financial condition.
     In 2007, raw material costs represented 74% of total costs of sales. We purchase various raw material resins derived from crude oil or natural gas to produce our products. The cost of these resins has been highly volatile in the last few years with significant price increases. This volatility of resin costs is expected to continue and may be affected by a number of factors including political instability or hostilities in oil-producing countries, vendor consolidations, exchange rates between the U.S. dollar and other currencies and changes in supply and demand. We have historically been successful at managing the impact of this volatility on our margins by passing through price changes to customers, negotiating competitive prices with suppliers, increasing production efficiencies and controlling inventory levels. While we will continue to try to manage these costs, the direction and degree of future resin cost changes and our ability to manage such changes is uncertain. As a result, higher crude oil and natural gas costs could lead to declining margins, operating results, cash flows and financial condition.
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
     We compete on the basis of quality, price, product availability and security of supply, product development and customer service. Some competitors are larger than we are in certain markets and may have greater financial resources that allow them to be better positioned to withstand changes in our industry. Our competitors may introduce new products based on alternative technologies that may be more competitive causing us to lose customers which would result in a decline in our sales volume and earnings. Our customers demand high quality and low cost products and services. The cost and availability of energy and strategic raw materials may continue to deteriorate domestically while improving in the international market. Given the global competitive marketplace in which we compete, any such change could adversely impact the demand for our products. Competition could cause us to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on our results of operations, cash flows and financial condition.
We may incur significant charges or be adversely impacted by the closure of all or part of a manufacturing facility
     We periodically assess the cost structure of our manufacturing facilities to manufacture and sell our products in the most efficient manner. Based on our assessments, we may make capital investments to modernize facilities, move or discontinue manufacturing capabilities, or close all or part of a manufacturing facility. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these investments which could result in an adverse impact on our operating results, cash flows and financial condition.
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
     In the past several years, we have made strategic acquisitions intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.
We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.
     As of November 3, 2007, we had goodwill of $384 million, which is 35% of our total assets. We completed our annual impairment review required by Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) during the fourth quarter of 2007, and determined that none of our reporting units were impaired. In addition, the occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require us to perform another valuation analysis, as required under SFAS 142, for some or all of our reporting units prior to the next required annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill which could adversely impact our results of operations.
Our foreign operations subject us to economic risk as our results of operations may be adversely affected by foreign currency fluctuations and changes in local government regulations and policies.
     We sell, manufacture and purchase products in foreign markets as well as hold assets and liabilities in these jurisdictions. Changes in the relative value of foreign currencies to U.S. dollars to which we are exposed, specifically the euro, Canadian dollar and Mexican peso, occur from time to time and have an impact on our operating results. While we monitor our currency exposures and attempt to minimize these exposures, this risk could adversely affect our operating results. Our net foreign currency losses totaled $2.8 million in 2007.
We are part of an environmental investigation initiated by the New Jersey Department of Environmental Protection and the USEPA in 2003 and if our liability is materially different from the amount accrued, it could impact our results of operations.
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including one of our subsidiaries, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2006, the USEPA asked the group to assume the responsibility for completing the study, and in the fourth quarter of 2006, we recorded a $0.6 million charge in selling, general and administrative expense primarily for the subsidiary’s expected funding to complete the study. In 2007, we paid $0.1 million toward the study. As of November 3, 2007, we had $0.6 million accrued related to its share of the funding and related legal expenses. We expect the group’s commitment to be funded over five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, we are unable to estimate our potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the November 3, 2007 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, our opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on our capital expenditures, financial position, or competitive position.
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
We are subject to a number of restrictive covenants in our credit facilities and breaches of these covenants could become events of default under our credit facilities and cause the acceleration of the majority of debt beyond our ability to pay.
     Our credit facilities contain a number of restrictive covenants, as described in more detail in Note 9 of the Consolidated Financial Statements. These covenants require us to, among other matters, restrict the incurrence of additional indebtedness, satisfy certain ratios and net worth levels, and limit both the sale of assets and merger transactions. If breached, these restrictive covenants would force us to negotiate with our bankers to waive the covenants and if denied could significantly impact our ability to manage its business. In addition, those covenants could limit our flexibility in making investments and acquisitions.

Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     We operate in 41 manufacturing facilities located in the United States, Canada, France and Mexico, with 17 facilities in the Custom Sheet and Rollstock segment, six in the Packaging Technologies segment, 12 facilities in the Color and Specialty Compounds segment and six facilities in the Engineered Products group. Our manufacturing locations are owned or occupied under operating or capital leases. Additional information regarding our operations within the various geographic segments is located in Note 16 to the Consolidated Financial Statements. In addition, we lease office facilities for our corporate headquarters in St. Louis, Missouri and administrative offices in Washington, Pennsylvania.
     Use of our manufacturing facilities may vary with seasonal, economic and other business conditions. We believe that our present facilities are sufficient and adequate for the manufacture and distribution of Spartech’s products and generally have sufficient capacity for existing needs and expected near-term growth.
Item 3. LEGAL PROCEEDINGS
     In addition to the Lower Passaic River matter described in Item 1A, we are subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible for us to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, we believe that the outcome of these matters will not have a material adverse effect on our capital expenditures, financial position or competitive position.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II
Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Spartech Corporation’s common stock is listed for trading on the New York Stock Exchange (NYSE) under the symbol “SEH”. There were approximately 1,400 shareholders of record at November 30, 2007. The following table sets forth the high and low prices of the common stock and cash dividends per common share for each quarter of 2007 and 2006:

Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2007
High	$30.71	$30.54	$28.75	$22.81
Low	24.57	25.06	20.94	14.41

Dividends declared	$.135	$.135	$.135	$.135

2006

High	$25.11	$25.01	$24.61	$27.98
Low	18.68	22.06	20.54	20.56

Dividends declared	$.125	$.125	$.125	$.125
     The Company’s Board of Directors reviews the dividend policy each December based on the Company’s previous year’s results, and our business plan and cash flow projections for the next year. In September of 2007, the Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. Repurchases of equity securities, including repurchases under this program during the fourth quarter of 2007, are listed in the following table:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	Of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
August 2007	—	$ n/a	—	—
September 2007	674,452	18.01	522,800	1,477,200
October 2007	933,900	18.58	933,900	543,300

Total	1,608,352	$18.34	1,456,700

     In November of 2007, the Company purchased an additional 524,000 shares at an average price of $15.52. As of November 30, 2007, 1,980,700 shares had been purchased under this program at an average price per share of $17.62 and there were 19,300 shares that may yet be purchased under the program.

Item 6. SELECTED FINANCIAL DATA
     The selected financial and other data below presents consolidated financial information of Spartech Corporation and subsidiaries for the last five years and has been derived from our audited consolidated financial statements. Our operating history includes significant acquisitions. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto.

	Year Ended
	2007	2006	2005	2004	2003
		(in thousands, except per share data)
Statement of Operations Data:
Net Sales:
In Dollars	$1,451,983	$1,485,597	$1,396,860	$1,121,725	$956,160
In Volume (pounds) (a)	1,436,000	1,460,000	1,472,000	1,383,000	1,207,000
Gross Margin (b)	$163,581	$176,537	$153,477	$155,947	$135,149
Depreciation & Amortization	43,069	40,698	39,380	33,704	30,336
Operating Earnings (c)	72,439	91,424	57,869	90,854	78,544
Interest Expense	17,629	20,981	25,195	25,436	24,965
Net Earnings (d)	33,846	38,798	18,263	40,857	34,263

Per Share Information:
Earnings per Share-Diluted	$1.05	$1.20	$.57	$1.28	$1.16
Dividends Declared per Share	.54	.50	.48	.44	.40
Book Value per Share	14.37	13.78	12.93	12.81	10.84

Balance Sheet Data:
Working Capital (e)	$131,835	$136,544	$171,459	$198,253	$127,496
Working Capital as a percentage of Net Sales	9.1%	9.2%	12.3%	17.7%	13.3%
Total Debt	$334,283	$289,223	$379,955	$474,091	$383,819
Total Assets	1,110,871	1,041,794	1,071,826	1,133,284	917,237
Shareholders’ Equity	439,280	442,693	413,760	412,374	318,206

Ratios/Other Data:
Cash Flow from Operations	$104,011	$127,543	$105,018	$31,647	$69,485
Capital Expenditures	34,743	23,966	39,265	35,003	22,009
Operating Earnings per pound sold (actual) (a)	5.0 ¢	6.3 ¢	3.9 ¢	6.6 ¢	6.5 ¢
Total Debt to Total Debt and Equity	43.2%	39.5%	47.9%	53.5%	54.7%
Number of Employees (actual) (a)	3,600	3,425	3,500	3,750	3,325
Common Shares:
Outstanding at Year-End	30,565	32,124	31,988	32,180	29,352
Weighted Average-Diluted	32,180	32,297	32,311	33,468	29,567

Notes to table:

(a)	Amounts are unaudited.

(b)	Calculated as net sales less cost of sales. Gross margin excludes the impact of amortization expense.

(c)	2007 operating earnings were reduced by pre-tax charges of $4.7 million related to restructuring and exit costs ($1.3 million), an impairment of an identified intangible asset ($1.6 million) and a separation agreement with our former CEO ($1.8 million). 2006 operating earnings were reduced by pre-tax charges of $5.0 million related to restructuring and exit costs ($1.9 million) and goodwill impairment ($3.2 million). 2005 operating earnings were reduced by pre-tax charges of $20.1 million related to restructuring and exit costs ($10.1 million), a retirement settlement with our former CEO ($3.6 million), fixed asset charges ($1.9 million) and goodwill impairment ($4.5 million). 2004 and 2003 operating earnings were reduced by pre-tax fixed asset charges of $3.5 million and $1.0 million, respectively.

(d)	2006 net income was reduced by a $3.4 million after-tax charge ($5.5 million pre-tax) related to the early extinguishment of our convertible subordinated debentures.

(e)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations contains “Forward-Looking Statements”. You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and our consolidated financial statements and related notes thereto. We have based our forward-looking statements about our markets and demand for our products and future results on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements”.
Business Overview
     Spartech is an intermediary processor of engineered thermoplastics which converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products for customers in a wide range of markets.
     On September 14, 2007, we completed the acquisition of Creative Forming, Inc., (“Creative”), a custom manufacturer of plastic packaging with approximately $48 million in annual sales, based in Ripon, Wisconsin. The acquired operations included one facility that primarily extrudes plastic rollstock and thermoforms plastic packaging products for the food and consumer products markets. In the fourth quarter of 2007, we realigned our organizational structure to increase our strategic focus on plastic packaging-related products. As a result of this realignment, we established a new reportable segment, Packaging Technologies, which includes the newly acquired operations and packaging focused operations that had formerly been managed as part of the Custom Sheet and Rollstock segment. The remaining Custom Sheet and Rollstock operations focus on manufacturing plastic sheet and rollstock that caters to durable goods manufacturers. We now report three reportable segments and one group and all periods have been restated as if this change occurred at the beginning of the periods presented. We operate 40 manufacturing facilities throughout North America and one in Europe that are organized into three segments and one group as follows:

% of
2007 Sales
Custom Sheet and Rollstock	46
Packaging Technologies	18
Color and Specialty Compounds	31
Engineered Products	5
     We assess net sales changes using three major drivers: underlying volume, the impact of business acquisitions or divestitures and price/mix. Underlying volume is calculated as the change in pounds sold exclusive of the impact on pounds sold from business acquisitions or divestitures and for a comparable number of days in the reporting period. Our fiscal year ends on the Saturday closest to October 31 and our fiscal year generally contains 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and fiscal 2007 was reported as a 53-week fiscal year containing 371 days of activity. The additional week was reported in the first quarter of fiscal 2007.
Executive Summary
     Net earnings were $33.8 million during fiscal 2007 compared to $38.8 million last year. The decrease in net earnings was largely caused by a 2% decline in sales volume and 0.7¢ per pound sold decrease in gross margin per pound sold. The decline in sales volume was attributable to weak demand for durable goods which resulted in lower consolidated volumes sold to the transportation and recreation and leisure markets and lower sales of sheet to the building and construction market. We experienced weak demand in the domestic automotive, heavy truck, residential construction, recreational vehicles and pool and spa sectors of our end markets. The decrease in gross margin per pound sold was caused by increases in resin prices during the second half of the year while we were also experiencing weak demand which made it difficult to fully pass on the resin price increases as higher selling prices to our customers.
     We generated $104.0 million in cash flows from operations during 2007 compared to $127.5 million last year. Of the $23.5 million decrease in cash flow from operations, $17.4 million was from a larger improvement in net working capital in 2006 and the remainder reflected lower current year earnings.

Results of Operations
Comparison of 2007 and 2006
Consolidated Summary
     Net sales were $1,452.0 million and $1,485.6 million for the year ended 2007 and 2006, respectively, representing a 2% decrease in 2007. The causes of this percentage decrease were as follows:

Underlying volume	(4)%
Volume from additional week	2
Acquisition of business	—
Price/Mix	—

(2)%

     The decrease in underlying volume was caused by (i) lower sales of compounds to the automotive sector of the transportation market, (ii) color concentrates to the packaging market and (iii) lower sales of sheet to the recreation and leisure market, the residential sector of the building and construction market and the heavy truck and automotive sectors of the transportation market. These declines were partially offset by increases in sales of thermoformed product to the packaging market, sheet to the refrigeration sector of the appliance and electronics market and compounds to the commercial building and construction market. Disruptions from the Greenville sheet consolidation also contributed to the decline in sales volume during 2007. Sales volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks last year. The price/mix impact was flat reflecting a benefit from an increase in sales mix of thermoformed product offset by the impact from lower average resin costs in 2007 versus 2006 which were passed through to customers as lower selling prices.
     The following table presents sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2007 and 2006. Cost of sales presented in the Consolidated Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion costs components of cost of sales are presented in the following table and we have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2007	2006
Dollars and Pounds (in millions)
Net sales	$ 1,452.0	$1,485.6
Material costs	952.1	968.3

Material margin	499.9	517.3
Conversion costs	336.3	340.8

Gross margin	$ 163.6	$ 176.5

Pounds Sold	1,436	1,460

Dollars per Pound Sold

Net sales	$ 1.011	$ 1.017
Material costs	0.663	0.663

Material margin	0.348	0.354
Conversion costs	0.234	0.233

Gross margin	$ 0.114	$ 0.121

     Material margin and gross margin per pound sold decreased primarily because of higher resin costs in the second half of 2007 which we were not able to fully pass on to customers as higher selling prices due to a soft demand environment. Conversion costs per pound sold during 2007 increased slightly from 2006 due to an increase in per pound labor-related expenses and higher depreciation expense partially offset by a shift in mix of sales to lower cost plants and reductions in freight, repairs and maintenance and packaging expenses per pound sold.
     Selling, general and administrative expenses were $83.8 million in 2007 representing an $8.5 million increase over the prior year. The 2007 expenses include a $1.9 million charge associated with the resignation of the Company’s former President and Chief Executive Officer in the third quarter of 2007, a $2.8 million foreign currency net loss due to a weaker U.S. dollar during 2007 and $0.4 million of selling, general and administrative expenses reported in our Creative business.

Excluding these factors, selling, general and administrative expenses increased $3.6 million in 2007 due primarily to a $2.5 million increase in information technology related costs, including depreciation expense, associated with our company-wide Oracle information system implementation, higher professional fees and the impact from the inclusion of an additional week during 2007, all of which were partially offset by lower incentive compensation expenses.
     The $2.8 million net foreign currency loss recognized in 2007 was reported as a $2.7 million loss in our corporate group and a $2.4 million loss in our Color and Specialty Compounds segment which were partially offset by a $1.9 million gain in our Engineered Products group and a $0.4 million gain in our Custom Sheet and Rollstock segment. In our fourth quarter of 2007, we restructured our U.S. dollar investment previously held by our Canadian operations which will mitigate the majority of our consolidated foreign currency exposure that caused the net currency losses in 2007.
     In the first quarter of 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123 and no expense related to stock options was recognized in our results of operations. We implemented SFAS 123(R) using the modified prospective transition method, which requires the expensing of stock options upon adoption without restating prior periods. Stock-based compensation was $2.9 million in 2007, of which $2.6 million was recognized in selling, general and administrative and $0.3 million was recorded as cost of sales. In 2006, stock-based compensation expense was $2.8 million, of which $2.5 million was recognized in selling, general and administrative and $0.3 million was recorded as cost of sales.
     Amortization of intangibles was $6.1 million in 2007 compared to $4.7 million in 2006. The 2007 expense includes a $1.6 million charge related to the impairment of a customer-related intangible asset acquired with the Creative business. In October of 2007, Pfizer, Inc. (“Pfizer”), a customer of Creative, announced the exit of its new inhaled insulin product, Exubera, which resulted in the impairment of a customer-related intangible asset assigned to the Pfizer relationship upon acquisition. We expect amortization of intangibles to approximate $5.1 million in 2008.
     In the fourth quarter of 2006, we recorded a $3.2 million non-cash goodwill impairment charge due to changes in our profiles business and the reorganization of the operations, management and reporting of this business which led to a redefinition of our operating segments comprising our Engineered Products group and allocation of goodwill to our new profiles reporting unit. The fair value of our profiles business did not support the $3.2 million goodwill allocation which resulted in the impairment charge.
     Restructuring and exit costs were $1.3 million during 2007 and $1.9 million in 2006 and largely represent employee severance, equipment moving and accelerated depreciation charges. The 2007 restructuring and exit costs primarily reflect the expenses associated with the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The 2006 restructuring and exit costs primarily represent the expenses associated with the consolidation of three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania.
     Operating earnings for 2007 were $72.4 million compared to $91.4 million in 2006 representing a $19.0 million decrease. The decrease in operating earnings is largely attributable to the $13.0 million decrease in gross margin and the $8.5 million increase in selling, general, and administrative expenses, partially offset by the reduction in goodwill impairment charges.
     Interest expense, net was $17.6 million in 2007 compared to $21.0 million in 2006. The decrease in interest expense was due to the benefit realized from our focused efforts on debt reduction over the past two years and the extinguishment of our convertible subordinated debentures in 2005, partially offset by the increase in debt to fund the Creative acquisition and stock repurchases during the fourth quarter of 2007. Interest expense also benefited from lower average interest rates during 2007.
     In 2006, we completed a $50 million private placement of debt and amended our U.S. unsecured bank credit facility which increased our borrowing availability from $200 million to $300 million. We used the proceeds from the private placement and borrowings from our amended credit facility to redeem our $150 million convertible subordinated debentures which resulted in a $5.5 million charge for early debt extinguishment costs. The $5.5 million early debt extinguishment costs represent $3.8 million of early-payment premium and $1.7 million of non-cash write-off of unamortized debt issuance costs. This redemption eliminated the potential dilutive effect of a future conversion of the convertible subordinated debentures and reduced our cost of borrowing.
     Our effective tax rate was 38.2% in 2007 compared to 40.3% in 2006. The improvement in the effective rate during 2007 is attributable to the impact of the non-deductible goodwill impairment charge in 2006. Excluding the non-deductible portion of goodwill impairment charge, our effective tax rate was 38.4% in 2006. We expect the effective tax rate to approximate 36.3% in 2008 which reflects an enacted increase in the manufacturing deduction.
     We reported net earnings of $33.8 million in 2007 compared to $38.8 million in 2006. These amounts reflect the impact of the items previously discussed.

Custom Sheet and Rollstock Segment
     Net sales were $674.8 million and $709.1 million for 2007 and 2006, respectively, representing a 5% decrease in 2007. This decrease was caused by:

Underlying volume	(6)%
Volume from additional week	2
Price/Mix	(1)

(5)%

     The decrease in underlying volume is primarily due to weak demand in the durable goods markets which adversely impacted our volume sold to the heavy truck, residential construction, automotive, recreational vehicles and pool and spa sectors of our end markets. These declines were partially offset by increases in sales of material handling sheet to the industrial packaging industry and sales of sheet from our Mexico facility to the refrigeration sector of the appliance and electronics market. Two-thirds of the underlying volume decline occurred at our three facilities being consolidated into our newly constructed Greenville facility. These facilities mostly produce polyethylene-based product for many of the aforementioned weak markets. Sales volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks last year. The price/mix impact reflects lower average resin costs in 2007 versus 2006 which were passed through to customers as lower selling prices and the impact from a lower mix of higher priced sheet, particularly in the heavy truck, recreation and leisure and pool and spa sectors of our end markets.
     This segment’s operating earnings in 2007 were $40.9 million which compared to $50.5 million in 2006. The decrease in operating earnings in 2007 was impacted by a $0.9 million increase in restructuring and exit costs associated with the Greenville consolidation. Excluding the impact of restructuring and exit costs, operating earnings decreased $8.7 million in 2007 over the prior year of which $5.9 million occurred at the three plants impacted by the Greenville consolidation. The reduction in operating earnings in 2007 was caused by the decline in sales volume along with a 1.1¢ reduction in gross margin per pound sold which reflects a 0.7¢ decrease in material margin per pound sold and a 0.4¢ increase in conversion costs per pound sold. Material margin per pound decreased because of higher resin costs in the second half of the year which we were not able to fully pass on to our customers as higher selling prices due to a soft demand environment. The disruption associated with our Greenville sheet consolidation combined with the significant increase in polyethylene prices in the second half of 2007 also contributed to the decline in material margin. Despite a benefit received from a shift in sales mix to lower cost plants, conversion cost per pound sold increased due to a decrease in volume that exceeded our reductions in conversion costs. We expect our Greenville sheet consolidation to result in a $2.5 million reduction in annual pre-tax expenses upon completion in early fiscal 2008.
Packaging Technologies Segment
     Net sales were $253.7 million and $234.0 million in 2007 and 2006, respectively, representing an 8% increase. This increase was caused by:

Underlying volume	3%
Volume from additional week	2
Acquisition of business	2
Price/Mix	1

8%

     The increase in underlying volume was driven by sales of thermoformed product to the food packaging market. Sales volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks last year. The Creative acquisition provided additional sales revenue of $6.8 million for post acquisition sales in our fourth quarter of 2007. The price/mix impact reflects a larger mix of higher priced thermoformed product.
     This segment’s operating earnings in 2007 were $25.0 million compared to $24.9 million in 2006. Operating earnings in 2007 includes a $1.6 million impairment charge related to the impairment of the Pfizer customer-related intangible asset acquired with the Creative business. Excluding this impairment and a benefit from Creative’s operating results. Operating earnings increased $0.9 million in 2007 over the prior year due to the increase in underlying sales volume.

Color and Specialty Compounds Segment
     Net sales were $446.8 million and $463.0 million in 2007 and 2006, respectively, representing a 4% decrease. This decrease was caused by:

Underlying volume	(4)%
Volume from additional week	2
Price/Mix	(2)

(4)%

     The decrease in underlying volume was caused by lower sales of compounds to the domestic automotive sector of the transportation market and color concentrates to the packaging market partially offset by an increase in sales of commercial roofing applications. Sales volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks last year. The decrease in price/mix was largely caused by lower average resin costs in 2007 compared to the prior year which we passed through to customers as lower selling prices and a reduction in the sales mix of color concentrates which have a higher than average selling price per pound sold.
     Operating earnings for this segment were $19.4 million in 2007 and $27.0 million in 2006. The decrease in operating earnings was primarily caused by the decrease in underlying volumes coupled with a 1.0¢ drop in gross margin per pound sold. The drop in gross margin per pound was caused by rising resin costs in the second half of the year coupled with soft demand which prevented us from fully passing on the cost increases as higher selling prices, a lower mix of higher margin color concentrates as well as $3.3 million of inventory adjustments in the fourth quarter of 2007. A portion of the $3.3 million resulted from the correction of an error identified by our system implementation process and another portion from a decision to liquidate certain scrap inventory. Current year operating earnings compared to the prior year also reflects a $2.4 million increase in foreign currency losses due to a weaker dollar in 2007 and a $1.5 million decrease in restructuring and exit costs from the prior year Donora consolidation.
Engineered Products Group
     Net sales were $76.7 million and $79.6 million for 2007 and 2006, respectively, representing a 4% sales decrease in 2007. This decrease was caused by:

Underlying volume	—%
Volume from additional week	2
Price/Mix	(6)

(4)%

     Sales volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks last year. The price/mix impact reflects lower average resin costs in 2007 compared to 2006 which we passed through to customers as lower selling prices and a higher sales mix of wheels which have a lower per pound sales price than the segment average.
     This group’s operating earnings in 2007 were $11.2 million compared to $4.5 million in 2006. The increase in operating earnings reflects a $3.2 million write-off of goodwill related to our profile’s business in the prior year. In addition, operating earnings benefited from a $1.5 million increase in foreign currency gains resulting from a weakening U.S. dollar during 2007. Excluding the impact from these two items, operating earnings increased $2.0 million which was driven by the profitability improvement in our wheels business.
Corporate
Corporate includes corporate expenses and portions of information technology and professional fees that are not allocated to the segments and group. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Statements of Operations. Corporate expenses were $24.0 million in 2007 compared to $15.5 million in the prior year. In 2007, corporate expenses were impacted by the $1.9 million charge from the resignation of our former President and Chief Executive Officer and a $2.3 million increase in foreign currency losses due to a weakening U.S. dollar. Excluding the impact from these items, corporate expenses increased $4.4 million in 2007 from higher depreciation expense and information technology related costs associated with our company-wide Oracle information system implementation, higher professional fees and the impact from an additional week of expenses, all of which were partially offset by lower incentive compensation expenses.
Outlook
     While we expect to realize earnings benefits next year from our Greenville consolidation, more aggressive cost reduction efforts, and recovery from current year consolidation disruptions, we expect a weak demand environment to continue through the first half of next fiscal year. We expect this demand weakness in the durable goods markets including the domestic automotive, heavy truck, residential construction, recreational vehicles and pool and spa sectors of our end markets. In addition, we expect a difficult resin cost environment to continue into next year because of continuing high oil prices, a weak U.S. dollar and vendor consolidations in the plastics resin industry. We are responding to these challenges by focusing on additional cost structure reductions, driving business process improvements, passing along price increases to customers and targeting of new business opportunities. Please refer to the Cautionary Statements Concerning Forward-Looking Statements located below.
Comparison of 2006 and 2005
Consolidated Summary
     Net sales were $1,485.6 million and $1,396.9 million for the year ended 2006 and 2005, respectively, representing a 6% increase in 2006. The causes of this percentage increase were as follows:

Underlying volume	—%
Disposition of business	(1)
Price/Mix	7

6%

     Underlying volume was impacted by the loss of volume associated with the sale of assets of an operation in our Engineered Products segment in the first quarter of 2006. Excluding the negative volume impact of this loss, underlying volume increased slightly in 2006 compared to 2005. This slight volume increase reflected an increase in sales from our Custom Sheet and Rollstock and Packaging Technologies segments, partially offset by a decrease in volume sold from our other businesses. The disposition of business impact reflects lost pounds from the sale of our corrugated sheet business in the Custom Sheet and Rollstock segment in the fourth quarter of 2005. The price/mix impact reflects sales mix changes and the management of selling prices for changes in resin and conversion costs.
     The following table presents sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2006 and 2005. Cost of sales presented in the Consolidated Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion costs components of cost of sales are presented in the following table and we have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2006	2005
Dollars and Pounds (in millions)
Net sales	$1,485.6	$1,396.9
Material costs	968.3	900.6

Material margin	517.3	496.3
Conversion costs	340.8	344.7

Gross margin	$176.5	$151.6

Pounds Sold	1,460	1,472

Dollars per Pound Sold
Net sales	$1.017	$.949
Material costs	.663	.612

Material margin	.354	.337
Conversion costs	.233	.234

Gross margin	$.121	$.103

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

     Selling, general and administrative expenses were $75.4 million in 2006 representing a $1.1 million increase over the prior year. In the third quarter of 2005, we entered into a Retirement Agreement with the former chief executive officer of the Company which resulted in a $3.6 million charge, of which $0.8 million represented a non-cash charge. Excluding this charge, selling, general and administrative expenses increased $4.8 million in 2006. Expensing stock options from the adoption of SFAS 123(R) beginning in 2006 resulted in $2.2 million of additional selling, general and administrative expense in 2006. The remaining $2.6 million increase was primarily due to increases in labor-related costs, higher IT-related costs from our company-wide Oracle information system implementation and a $0.6 million charge related to the Lower Passaic River environmental issue recorded in 2006, partially offset by savings from the termination of the Company’s airplane lease in the third quarter of 2005 and other corporate cost reduction efforts.
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

Custom Sheet and Rollstock	$0.6
Packaging Technologies	0.3
Color and Specialty Compounds	0.5
Engineering Products	0.1
Corporate	1.0

$2.5

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
     In the fourth quarter of 2005, we initiated a plan to consolidate three Color and Specialty Compounds production facilities into one plant in Donora, Pennsylvania. This restructuring activity, which was completed in the fourth quarter of 2006, resulted in $1.7 million of cash restructuring expense in 2006 primarily related to equipment moving and employee severance costs. In the second quarter of 2006, we began construction of a new Custom Sheet and Rollstock production facility in Greenville, Ohio into which three existing production facilities will be consolidated. This consolidation resulted in $0.2 million of restructuring expense in 2006 primarily related to employee severance costs and accelerated depreciation.
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
     Operating earnings for 2006 were $91.4 million compared to $57.9 million in 2005 representing a $33.6 million increase which was primarily caused by a $24.9 million increase in gross margin and an $8.2 million decrease in restructuring and exit costs, both due to the various reasons previously discussed.
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

     Our effective tax rate was 40.3% in 2006 compared to 44.1% in 2005. The effective rates for both periods were higher due to the impact of non-deductible goodwill impairment charges. Excluding the non-deductible portion of goodwill impairment charges, our effective tax rate was 38.4% in 2006 and 39.1% in 2005. The 2006 effective tax rate declined 3.3% when compared to the 2005 rate due to the reduction in the amount of valuation allowance recorded for net operating losses generated by our Donchery, France operation in 2006 compared to 2005. Partially offsetting the rate improvements outlined above, the effective tax rate was higher in 2006 by 1.2% due to the impact on the 2005 effective rate from the implementation of certain state tax planning strategies last year, 0.7% due the expensing of stock options from the adoption of SFAS 123(R) in 2006 and 0.6% due a reduction in research and development credits from 2006 to 2005. We did not record the benefit of a research and development tax credit during calendar 2006 because this credit expired on December 31, 2005. In December 2006, the government approved legislation that extends the credit retroactively and as a result, we recovered this benefit in the first quarter of 2007.
     We reported net earnings of $38.8 million in 2006 compared to $18.3 million in 2005. These amounts reflect the impact of the items previously discussed.
Custom Sheet and Rollstock Segment
     Net sales were $709.1 million and $657.3 million for 2006 and 2005, respectively, representing an 8% increase in 2006. This increase was caused by:

Underlying volume	4%
Disposition of business	(1)
Price/Mix	5

8%

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
     This segment’s operating earnings in 2006 were $50.5 million which compared to $38.4 million in 2005. This increase was largely driven by higher volume sold, an increase in material margin from our focused efforts to manage margins for changes in resin and the reduction in conversion costs per pound sold, partially offset by an increase in selling, general and administrative expense. Although the reduction in conversion costs per pound sold largely reflects lower per pound labor-related expenses, the increase in selling, general and administrative expenses was due to higher labor-related costs. Improvements from our Ramos Arizpe, Mexico and Donchery, France sheet operations contributed to the operating earnings increase in 2006 compared to the prior year as these operations continue to benefit from increased sales volume and improved operational efficiencies.
Packaging Technologies Segment
     Net sales were $234.0 million and $227.0 million for 2006 and 2005, respectively, representing a 3% increase in 2006. This increase was caused by:

Underlying volume	2%
Price/Mix	1

3%

     The increase in underlying volume is primarily due to additional sales to the food packaging sector of the packaging market. The price/mix impact reflects the management of selling prices for changes in raw material and conversion costs, partially offset by the mix impact of an increase in volume sold of lower per pound priced products.
     This segment’s operating earnings in 2006 were $24.9 million which compared to $26.7 million in 2005. Higher conversion costs per pound sold and an increase in selling, general and administrative expenses were only partially offset by the benefit received from higher volume sold and an increase in material margin from our focused efforts to manage margins for changes in resin costs. The higher conversion costs reflected increased freight and utility costs partially offset by lower labor-related expenses, and the increase in selling, general and administrative expenses was due to higher labor-related costs.

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
Corporate
     Corporate includes corporate expenses and portions of information technology and professional fees that are not allocated to the segments and group. Corporate expenses are reported as selling, general and administrative expenses in our Consolidated Statements of Operations. Corporate expenses as a component of operating earnings were $15.5 million in 2006 and $19.1 million in the prior year. The comparison for both periods was impacted by a reduction in special items and stock option expense associated with the impact of SFAS 123(R). Excluding the impact of special items and stock option expense, corporate expenses decreased $0.2 million in 2006 due mostly to savings from the termination of the Company’s airplane lease in the third quarter of 2005, partially offset by an increase in labor-related costs and higher IT-related cost from our company-wide Oracle information system implementation.

Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties and equity offerings. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay off outstanding indebtedness, finance strategic business and outsourcing acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents in 2007, 2006 and 2005:

	2007	2006	2005
Cash Flows (in millions)
Net cash provided by operating activities	$104.0	$127.5	$105.0
Net cash used for investing activities	(96.0)	(21.5)	(31.4)
Net cash used for financing activities	(10.0)	(105.2)	(110.3)
Effect of exchange rate changes	—	—	—

(Decrease)/Increase in cash and cash equivalents	$(2.0)	$0.8	$(36.7)

     Net cash provided by operating activities was $104.0 million in 2007 compared to $127.5 million in the prior year. Of the $23.5 million decrease in cash flow, $17.4 million was from a larger improvement in net working capital in the prior year and the remainder reflects lower current year earnings. We continued to focus on managing working capital in the current year. Our inventory turns improved to 11.1 times at October 2007 from 10.4 times at October 2006 and our days payable outstanding improved to 43.3 days at October 2007 from 38.8 days at October 2006. These improvements drove a reduction in our working capital as a percentage of trailing-two months of net sales metric from 9.0% at the end of fiscal 2006 to 8.6% at the end of fiscal 2007. Our days sales outstanding increased to 50.5 days at October 2007 from 48.3 days at October 2006 due to an increase in sales mix to customers with longer payment terms. Our inventory turns, days payables outstanding and days sales outstanding metrics are calculated using trailing-two month averages.
     Our primary investing activities are capital expenditures. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements, to improve productivity, and to modernize and expand facilities. Capital expenditures in 2007 were $34.7 million compared to $24.0 million in 2006. The $10.7 million increase in capital expenditures was largely attributable to the new production facility in Greenville, Ohio, the expansion of our Mexico operation and additional capital for our information systems implementation.
     Net cash used for financing activities totaled $10.0 million in 2007 and $105.2 million in 2006. The net cash used for financing activities during 2007 reflects $38.4 million for treasury share repurchases and $17.0 million to pay dividends, partially offset by $8.4 million received from employee stock option exercises and $36.2 million from additional borrowings. During the fourth quarter of 2007, we borrowed $61.4 million to fund the Creative acquisition.
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
     As of November 3, 2007, we had $334.3 million of outstanding debt with a weighted average interest rate of 5.6% of which 64% represented fixed rate instruments with a weighted average interest rate of 5.5%. At the end of 2007, we had $204.4 million unused on our credit facilities of which $107.2 million was available under our most restrictive covenant. Our credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial, debt service and net worth ratios. While we were in compliance with our covenants throughout 2007 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Contractual Obligations
     The following table summarizes our contractual obligations as of November 3, 2007 and the estimated payments due by period:

(in millions)		Less Than	Years	Years	Greater than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
Long-Term Debt	$429.3	$18.9	$65.6	$194.9	$149.9
Capital Lease Obligations	0.4	0.1	0.1	0.2	—
Operating Lease Obligations	16.3	7.1	7.7	1.5	—
Purchase Obligations	74.0	74.0	—	—	—
Other Obligations	2.7	1.2	1.3	0.1	0.1

Total	$522.7	$101.3	$74.7	$196.7	$150.0

     Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at November 3, 2007. Purchase obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. Other obligations consist primarily of a guarantee to enter into a financing agreement in return for government investment subsidies. The obligations table does not include long term contingent liabilities, deferred compensation obligations and liabilities related to deferred taxes because it is not certain when these liabilities will become due.
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
     Goodwill - Our formal annual impairment testing date for goodwill is the first day of the Company’s fourth quarter and prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair values of each reporting unit to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We believe our estimates of the underlying components of fair value are reasonable. However, should actual results not meet our expectations or assumptions change in future years, our impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.
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
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The Company has analyzed FIN 48, which will be adopted at the beginning of fiscal 2008, and has determined that it will not have a material impact on the financial statements.

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
     For additional information regarding our significant accounting policies, as well as the impact of recently issued accounting standards, see Note 1 to our 2007 Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At November 3, 2007, we had $120.2 million of debt subject to variable short-term interest rates and $214.1 million of fixed rate debt outstanding. Based upon the November 3, 2007 balance of the floating rate debt, a hypothetical ten-percent increase in interest rates would cause an immaterial change in future net earnings, fair values and cash flows. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair market value of our fixed rate debt is subject to changes in interest rates and the November 3, 2007 fair values of such instruments are disclosed in the notes to our consolidated financial statements. We do not anticipate material changes to the fair value of our debt in the next 12 months.
     We are also exposed to market risk through changes in foreign currency exchange rates, specifically the Canadian dollar, euro and Mexican peso. Based upon our November 3, 2007 currency exposure, a hypothetical ten-percent weakening of the U.S. dollar in each currency would cause an immaterial change in future earnings, fair values and cash flows.
     See Item 1A for additional disclosures about market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Responsibility for Financial Statements
     The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended November 3, 2007 have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company’s disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.
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
     The Company’s board of directors is responsible for ensuring the independence and qualifications of audit committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The audit committee consists of four independent directors and oversees the Company’s financial reporting and internal controls system. The audit committee meets with management, the independent registered public accountant and internal auditors periodically to review auditing, financial reporting and internal control matters. The audit committee held nine meetings during 2007.
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
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of November 3, 2007.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
 The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Spartech Corporation and subsidiaries (the Company) as of November 3, 2007, and October 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the three years in the period ended November 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and subsidiaries at November 3, 2007, and October 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartech Corporation and subsidiaries’ internal control over financial reporting as of November 3, 2007, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 20, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
December 20, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
 The Shareholders and the Board of Directors
Spartech Corporation and Subsidiaries
We have audited Spartech Corporation and subsidiaries’ (the Company) internal control over financial reporting as of November 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 3, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 3, 2007, and October 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the three years in the period ended November 3, 2007, and our report dated December 20, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
December 20, 2007

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 3,	October 28,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,409	$5,372
Receivables, net of allowance of $1,572 in 2007 and $1,514 in 2006	212,221	200,728
Inventories	116,076	122,329
Prepaids and other current assets	20,570	14,193

Total Current Assets	352,276	342,622

Property, plant and equipment, net	324,025	304,779
Goodwill	383,988	350,399
Other intangible assets, net	45,151	36,582
Other assets	5,431	7,412

Total Assets	$1,110,871	$1,041,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$448	$6,898
Accounts payable	167,713	149,520
Accrued liabilities	49,319	51,186

Total Current Liabilities	217,480	207,604
Long-Term Debt:
Long-term debt, less current maturities	333,835	282,325
Other Long-Term Liabilities:
Deferred taxes	111,997	97,681
Other liabilities	8,279	11,491

Total Long-Term Liabilities	454,111	391,497
Shareholders’ Equity:
Common stock, 33,131,846 shares issued in 2007 and 2006	24,849	24,849
Contributed capital	200,485	198,661
Retained earnings	257,111	240,398
Treasury stock, at cost, 2,566,900 shares in 2007 and 1,007,766 shares in 2006	(52,531)	(22,845)
Accumulated other comprehensive income	9,366	1,630

Total Shareholders’ Equity	439,280	442,693

Total Liabilities and Shareholders’ Equity	$1,110,871	$1,041,794

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	2007	2006	2005
Net Sales	$1,451,983	$1,485,597	$1,396,860

Costs and Expenses:
Cost of sales	1,288,402	1,309,060	1,245,253
Selling, general, and administrative	83,830	75,379	74,243
Amortization of intangibles	6,050	4,718	4,939
Goodwill impairment	—	3,159	4,468
Restructuring and exit costs	1,262	1,857	10,088

	1,379,544	1,394,173	1,338,991

Operating Earnings	72,439	91,424	57,869

Interest expense (net of interest income: 2007, $501; 2006, $655; 2005, $488)	17,629	20,981	25,195
Early debt extinguishment costs	—	5,505	—

Earnings Before Income Taxes	54,810	64,938	32,674

Income taxes	20,964	26,140	14,411

Net Earnings	$33,846	$38,798	$18,263

Net Earnings Per Common Share:
Basic	$1.06	$1.21	$.57

Diluted	$1.05	$1.20	$.57

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated Other
					Comprehensive
	Common	Contributed	Retained	Treasury	Income	Total Shareholders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity
Balance, October 30, 2004	$24,849	$196,264	$214,778	$(23,653)	$136	$412,374
Comprehensive income:
Net earnings	—	—	18,263	—	—	18,263
Other comprehensive income:
Translation adjustments	—	—	—	—	260	260
Cash flow hedge adjustments, net of tax of $(50)	—	—	—	—	81	81

Comprehensive income						18,604

Restricted stock grant	—	217	—	—	—	217
Stock options exercised	—	330	—	6,339	—	6,669
Dividends declared	—	—	(15,399)	—	—	(15,399)
Treasury stock purchases	—	—	—	(8,705)	—	(8,705)

Balance, October 29, 2005	$24,849	$196,811	$217,642	$(26,019)	$477	$413,760

Comprehensive income:
Net earnings	—	—	38,798	—	—	38,798
Other comprehensive income:
Translation adjustments	—	—	—	—	1,153	1,153

Comprehensive income						39,951

Restricted stock grant	—	283	—	—	—	283
Stock options exercised	—	1,567	—	3,994	—	5,561
Dividends declared	—	—	(16,042)	—	—	(16,042)
Treasury stock purchases	—	—	—	(820)	—	(820)

Balance, October 28, 2006	$24,849	$198,661	$240,398	$(22,845)	$1,630	$442,693

Comprehensive income:
Net earnings	—	—	33,846	—	—	33,846
Other comprehensive income:
Translation adjustments	—	—	—	—	7,736	7,736

Comprehensive income						41,582

Restricted stock grant	—	430	—	—	—	430
Stock options exercised	—	1,394	—	10,225	—	11,619
Dividends declared	—	—	(17,133)	—	—	(17,133)
Treasury stock purchases	—	—	—	(39,911)	—	(39,911)

Balance, November 3, 2007	$24,849	$200,485	$257,111	$(52,531)	$9,366	$439,280

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2007	2006	2005
Cash Flows From Operating Activities
Net earnings	$33,846	$38,798	$18,263
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,069	40,698	39,380
Stock compensation expense	2,884	2,790	—
Goodwill impairment	—	3,159	4,468
Early debt extinguishment costs	—	5,505	—
Restructuring and exit costs	573	269	7,198
Change in current assets and liabilities, net of effects of acquisitions:
Receivables	(6,172)	9,331	(26,270)
Inventories	10,291	(2,789)	23,050
Prepaids and other current assets	(664)	(1,472)	7,484
Accounts payable	16,761	28,639	14,883
Accrued liabilities	(6,078)	(2,157)	6,014
Other, net	9,501	4,772	10,548

Net cash provided by operating activities	104,011	127,543	105,018

Cash Flows From Investing Activities
Capital expenditures	(34,743)	(23,966)	(39,265)
Business acquisitions	(61,371)	—	(1,224)
Dispositions of assets	94	2,428	9,116

Net cash used by investing activities	(96,020)	(21,538)	(31,373)

Cash Flows From Financing Activities
Bank credit facility borrowings / (payments), net	36,823	23,812	(76,370)
Borrowings from issuance of notes	—	50,000	—
Payments on notes	—	(10,715)	(17,857)
Payment of convertible subordinated debentures	—	(150,000)	—
Payments on bonds and leases	(580)	(469)	(671)
Early payment premiums on convertible subordinated debentures	—	(3,780)	—
Cash dividends on common stock	(17,006)	(15,883)	(11,547)
Stock options exercised	8,449	2,990	4,083
Treasury stock acquired	(38,374)	(1,541)	(7,982)
Excess tax benefits from stock options	716	344	—

Net cash used by financing activities	(9,972)	(105,242)	(110,344)

Effect of exchange rate changes on cash and cash equivalents	18	8	28

(Decrease)/Increase in cash and cash equivalents	(1,963)	771	(36,671)
Cash and cash equivalents at beginning of year	5,372	4,601	41,272

Cash and cash equivalents at end of year	$3,409	$5,372	$4,601

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
     The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 was reported as a 53-week fiscal year containing 371 days of activity. The additional week was reported in the first quarter ended February 3, 2007.
     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated. Investments in entities of 20% to 50% of the outstanding capital stock of such entities are accounted for by the equity method.
     Segments – Spartech is organized into three reportable segments and one group of operating segments based on the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds with the remaining businesses combined together in the Engineered Products group. The Color and Specialty Compounds segment consists of three operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. The Engineered Products group consists of four operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure.
     Revenue Recognition - The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized as the product is shipped to the customer in accordance with U.S. generally accepted accounting principles as well as the Securities and Exchange Commission’s Staff Accounting Bulletin 104. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.
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
     Property, Plant and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $38,569, $35,980, and $34,441 in years 2007, 2006, and 2005, respectively.

Years
Buildings and leasehold improvements	20-25
Machinery and equipment	12-16
Furniture and fixtures	5-10
Computer equipment and software	3-7
     Goodwill – Assets and liabilities acquired in business combinations are accounted for using the purchase method and recorded at their respective fair values. Goodwill is assigned to the reporting unit which benefits from the acquired business. The Company’s annual goodwill impairment testing date is the first day of the Company’s fourth quarter and prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
number of judgmental factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable.
     Other Intangible Assets – Costs allocated to customer contracts, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-line basis over its estimated useful life ranging from 3 to 15 years unless such life is deemed indefinite. Identified intangible assets that have indefinite useful lives will be amortized when their useful life is determined to no longer be indefinite.
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
     Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at fair value, and changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying derivatives designated as fair value hedges allows a derivative’s gains and losses to be offset in the income statement by the related change in the fair value of the hedged item. Special accounting for qualifying derivatives designated as cash flow hedges allows the effective portion of a derivative’s gains and losses to be reported as a component of accumulated other comprehensive income or loss and reclassified into earnings in the period during which the hedged transaction affects earnings. No such contracts were outstanding as of November 3, 2007 or October 28, 2006.
     The Company uses the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, accounts receivable, accounts payable, and accrued liabilities — the carrying value of these instruments approximates fair value due to their short-term nature;

•	Derivative financial instruments — based upon quoted market prices or market prices for instruments with similar terms and maturities; and

•	Long-term debt (including bank credit facilities) — based on quoted, current market prices for the same or similar issues. As of November 3, 2007, the fair value of other long-term debt was $334,171 compared to the carrying amount of $334,283.
     Stock-Based Compensation – In fiscal 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements for 2007 and 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. In accordance with SFAS 123(R), the Company reports excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Foreign Currency Translation - Assets and liabilities of the Company’s non-U.S. operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in income when they occur. The Company may periodically enter into foreign currency contracts to manage exposures to market risks from prospective changes in exchange rates. No such contracts were outstanding as of November 3, 2007 or October 28, 2006. The Company’s foreign currency net losses totaled $2,839 and $286 in 2007 and 2006, respectively and a net gain of $280 in 2005.
     Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization. A valuation allowance is established to the extent management believes that it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent such earnings are reinvested for an indefinite period of time.
     Comprehensive Income - Comprehensive income is the Company’s change in equity during the period related to transactions, events, and circumstances from non-owner sources. At November 3, 2007 and October 28, 2006, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments. In 2005, a cumulative currency translation gain of $1,909 was recognized from the sale of a foreign business.
     Recently Issued Accounting Standards
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The Company has analyzed FIN 48, which will be adopted at the beginning of fiscal 2008, and has determined that it will not have a material impact on the financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company beginning in fiscal 2009 and management is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.
2) Acquisition
     On September 14, 2007, the Company completed the acquisition of Creative Forming, Inc., (“CFI”) based in Ripon, Wisconsin. The operations purchased included a facility that primarily thermoforms plastic packaging products for the food packaging and consumer products markets. CFI is included in the Packaging Technologies segment and sales for the facility totaled approximately $48,000 for the 12 months prior to acquisition. The cash price for this acquisition of $61,000 plus working capital adjustments was allocated to the assets acquired and liabilities assumed of $78,033 and $16,662, respectively.
     The preliminary allocation of purchase price to assets acquired includes $3,766 of net working capital, $21,308 of property, plant, and equipment, $14,168 of identified intangibles, $11,460 of net deferred tax liabilities and $33,589 of goodwill, none of which is deductible for tax purposes. The identified intangibles and respective weighted average amortization periods upon acquisition were $12,300 of customer contracts and relationships (nine years), $1,754 of trademarks (three years), $14 of patents (nine years) and $100 of non-compete agreements (two years). As discussed in Note 5, a specific customer of CFI discontinued a product line subsequent to the acquisition date. As a result, $1,550 of the customer contract and relationship intangible asset established upon acquisition was impaired. The Company has not finalized the allocation of the purchase price to assets acquired and liabilities assumed and is awaiting final valuations from the independent advisor that it has engaged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
3) Inventories
     Inventories at November 3, 2007 and October 28, 2006 are comprised of the following:

	2007	2006
Raw materials	$60,218	$61,872
Production supplies	9,204	8,982
Finished goods	46,654	51,475

	$116,076	$122,329

4) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at November 3, 2007 and October 28, 2006:

	2007	2006
Land	$11,749	$11,479
Buildings and leasehold improvements	106,647	85,564
Machinery and equipment	445,888	414,100
Computer equipment and software	33,565	23,700
Furniture and fixtures	6,978	7,264

	604,827	542,107
Accumulated depreciation	(280,802)	(237,328)

	$324,025	$304,779

5) Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the years ended November 3, 2007 and October 28, 2006 are as follows:

			Color and
	Custom Sheet	Packaging	Specialty	Engineered
	and Rollstock	Technologies	Compounds	Products	Total
Balance, October 29, 2005	$195,359	$—	$122,927	$35,272	$353,558
Impairment	—	—	—	(3,159)	(3,159)

Balance, October 28, 2006	195,359	—	122,927	32,113	350,399
Reclassifications	(70,039)	70,039	—	—	—
CFI acquisition	—	33,589	—	—	33,589

Balance, November 3, 2007	$125,320	$103,628	$122,927	$32,113	$383,988

     As discussed in Note 16, the Company formed a new segment in 2007, Packaging Technologies, which contains operations that were formerly included in the Custom Sheet and Rollstock segment. As a result, a portion of Custom Sheet and Rollstock’s goodwill was allocated to Packaging Technologies based on the relative fair value of those reporting units.
     The goodwill impairment in 2006 resulted from the reorganization of a reporting unit in the Engineered Products group. A single reporting unit was split into two reporting units and goodwill was allocated to the new reporting units using the relative fair value of those reporting units. The fair value of the new Spartech Profiles reporting unit based on future operating projections did not support the allocated fair value of goodwill resulting in an impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     As of November 3, 2007 and October 28, 2006, the Company had amortizable intangible assets as follows:

	Gross		Accumulated
	Carrying Amount		Amortization
	2007	2006	2007	2006
Non-compete agreements	$1,768	$3,694	$1,146	$2,667
Customer contracts/relationships	28,115	21,612	6,421	8,191
Product formulations	20,324	18,006	6,389	4,772

	$50,207	$43,312	$13,956	$15,630

     Amortization expense for intangible assets totaled $4,500, $4,718 and $4,939 in 2007, 2006 and 2005, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Year Ended	Amortization
2008	$5,084
2009	4,610
2010	3,894
2011	3,389
2012	3,389
     The Company has an $8,900 trademark included in other intangible assets which has an indefinite life and, therefore is not subject to amortization.
     On September 14, 2007, the Company completed the purchase of CFI. On October 18, 2007, Pfizer, Inc. (“Pfizer”), a customer of CFI, announced the exit of its new inhaled insulin product named Exubera. Management determined that the $1,550 intangible asset assigned to the Pfizer relationship upon acquisition had become impaired. The impairment charge was included in the Packaging Technologies segment and is presented in amortization of intangibles on the Consolidated Statements of Operations.
6) Restructuring
2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, OH. The following table summarizes the restructuring and exit costs which are largely related to the 2006 restructuring plan:

	2007	2006	Cumulative
Accelerated depreciation	$501	$126	$627
Facility restructuring and exit costs	561	75	636

	$1,062	$201	$1,263

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one of the three consolidated production facilities and certain production equipment. Facility restructuring charges represent employee severance and moving costs. The Company’s restructuring liability related to the 2006 restructuring plan was $129 and $75 at November 3, 2007 and October 28, 2006, and $507 of cash payments were made during 2007. As of the end of 2007, the Company had $150 of assets held for sale within the Custom Sheet and Rollstock segment, representing a building which is classified in other current assets and is expected to be sold during 2008. The 2006 restructuring plan activities are substantially complete and all activities are expected to be finalized in the first quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
2005 Restructuring Plan
     In 2005, the Company initiated a plan involving the closing or sale of certain plant facilities and other cost reduction efforts. While these activities were substantially complete at the beginning of the year, we continued to incur expenses related to the final settlement of liabilities and maintenance of held for sale properties. Total expenses under this plan for 2007, 2006 and 2005 were $200, $1,656 and $10,088 for a cumulative total of the plan of $11,944. Of the expenses recognized in 2007, $120 represented the final write-off of a calendered film line that was previously classified as held for sale. As of November 3, 2007 all properties held for sale had been sold or disposed and all outstanding liabilities had been settled.
7) Stock-Based Compensation
     On October 30, 2005, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements of 2007 and 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company’s 2004 Equity Compensation Plan allows for grants of stock options, restricted stock and restricted stock units. During the first quarter of 2007, the compensation committee of the board of directors adopted an amendment to the plan that provides for the grant of stock appreciation rights (“SARS”) and performance shares. Beginning in 2007, SARS, restricted stock and performance shares had replaced stock options as the equity compensation instruments used by the Company.
     General
     The following table details the effect of stock-based compensation from the issuance of equity compensation instruments on operating earnings, net income and earnings per share:

	2007	2006
Cost of sales	$278	$273
Selling, general and administrative	2,606	2,517

Total stock based compensation expense included in operating earnings	2,884	2,790

Income taxes	796	655

Effect on net earnings	$2,088	$2,135

Effect on basic and diluted earnings per share	$.07	$.07

     As discussed in Note 8, the Company entered into a separation agreement with its former Chief Executive Officer (“CEO”) during 2007. As a result, all non-vested stock compensation was forfeited on his termination date and $368 of compensation expense was reversed related to equity instruments that were initially expected to vest but were ultimately forfeited.
     Prior to the adoption of SFAS 123(R), the Company adopted the disclosure-only provisions of SFAS 123 and accounted for stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. Had the fair value recognition provisions of SFAS 123 been adopted by the Company, the effect on net income and earnings per common share in 2005 would have been as follows:

2005
Net Earnings as Reported	$18,263
Add: Stock-based compensation included in net earnings as reported, net of tax	649
Deduct: Total stock-based compensation, net of tax	(2,535)

Pro Forma Net Earnings	$16,377

Earnings Per Share	As Reported	Pro Forma
Basic	$.57	$.51
Diluted	.57	.51
     As discussed in Note 8, the Company entered into a retirement agreement with its former CEO, during 2005. Among other items, the agreement included an amendment to the terms of the former CEO’s vested stock options to treat his

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
resignation as a retirement before having reached the minimum retirement age of 60 specified in his option agreements which resulted in a new measurement of the options for accounting purposes and a non-cash, pre-tax expense of $831. In addition, the agreement required the cancellation of all the former CEO’s unvested stock options.
     Stock Appreciation Rights (“SARS”)
     SARS are granted with lives of 10 years and graded vesting over four years and can be settled only in the Company’s common stock. The estimated fair value is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods commensurate with the expected life of options and expected life is based on historical experience and expected exercise patterns in the future. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The weighted average fair value of SARS granted in 2007 was $9.85 per right and the weighted average assumptions used in the SARS Black-Scholes valuations for 2007 are as follows: risk free interest rate of 4.6%, expected volatility of 40%, expected dividend yield of 2% and expected life of 5.5 years.
     During 2007, there were 242 thousand SARS granted at a weighted average strike price of $27.01 per right. There were 81 thousand SARS forfeited during the year and as of November 3, 2007, 162 thousand SARS were outstanding with a weighted average strike price of $27.26 per right, none of which were vested. The SARS outstanding at November 3, 2007 had no intrinsic value and a weighted average remaining life of 9.2 years.
     Restricted Stock
     Restricted stock is granted at fair value based on the closing stock price on the date of grant and vests over four years. During 2007, there were 52 thousand shares of restricted stock granted with a fair value of $26.41 per share. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. There were 21 thousand restricted shares forfeited during the year and as of November 3, 2007, 31 thousand shares were outstanding with a weighted average life of 3.2 years.
     During 2007 the Company granted 16 thousand shares of restricted stock with a fair value of $26.22 to non-employee directors. These shares vested 15 days subsequent to their issuance and all stock compensation expense related to the awards was recognized upon grant.
     Performance Shares
     Performance share awards permit the holder to receive, after a specified performance period, a number of shares of Company common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which the Company achieves certain performance criteria specified in the award relative to a selected group of peer companies. The awards cliff vest at the end of the performance period which is three years. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest.
     During 2007 the Company granted 35 thousand performance share awards with a fair value of $32.90 per share as determined by an independent appraiser using a Monte-Carlo simulation model. There were 17 thousand awards forfeited in 2007 and had the performance period ended at the end of 2007, 15 thousand shares would have been settled with a pay-out factor of 0.83.
     Restricted Stock Units
     Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. The restricted period ends one year after the director leaves the Board of Directors. During 2007, 2006 and 2005 the Company granted 567, 13,304, and 8,353 restricted stock units, respectively to non-employee directors based on the fair value of the Company’s stock at the date of grant. As of November 3, 2007, there were 25,882 restricted stock units outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Stock Options
     During 2006 and 2005, the Company granted stock options under a plan which requires the exercise price of stock options to be the fair market value of the Company’s stock, at a minimum, at the date of grant. Under the plan, up to 3 million shares of common stock may be granted and options are typically granted with lives of 10 years with graded vesting over four years. The estimated fair value of stock option grants was computed using the Black-Scholes option-pricing model. Expected volatility was based on historical periods commensurate with the expected life of options and expected life was based on historical experience and expected exercise patterns in the future. Stock option expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during 2006 and 2005:

	2006	2005
Weighted Average Fair Value	$7.78	$7.65

Assumptions Used:
Expected Dividend Yield	2%	2%
Expected Volatility	40%	35%
Risk-Free Interest Rates	4.37-4.72%	3.59-3.79%
Expected Lives	5.5 Years	5.5 Years
     Changes in stock options for 2007, 2006, and 2005 are as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	(in 000’s)	Exercise	(in 000’s)	Exercise	(in 000’s)	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of the year	2,287	$21.43	2,177	$21.21	2,677	$20.38
Granted	—	—	368	21.51	577	24.46
Exercised	(447)	$19.89	(181)	17.05	(280)	15.80
Forfeited	(324)	$21.19	(77)	22.29	(797)	22.70

Outstanding, end of year	1,516	$21.83	2,287	$21.43	2,177	$21.21

Exercisable, end of year	1,143	$21.34	1,417	$20.89	1,313	$20.37

     Information with respect to options outstanding at November 3, 2007 follows (shares in thousands):

		Weighted			Weighted
		Average	Remaining		Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price
$10.88 - 17.01	155	$11.78	3.1 years	155	$11.78
$18.00 - 21.00	179	18.41	4.5 years	179	18.41
$21.10 - 21.99	616	21.42	5.9 years	422	21.45
$22.34 - 28.94	566	26.12	5.6 years	387	26.42

	1,516			1,143

     The total intrinsic value, cash received and actual tax benefit realized for stock options exercised in 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Stock Options Exercised
Intrinsic value	$3,281	$1,070	$1,423
Cash received	8,449	2,990	4,083
Actual tax benefit realized	856	346	349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The stock options outstanding at November 3, 2007 had a remaining average term of 4.6 years while the stock options exercisable had a remaining average term of 4.5 years. The aggregate intrinsic value of options outstanding was $598, all of which were vested.
     As of November 3, 2007, there was a total of $4,073 of unrecognized compensation cost for stock-based compensation awards of which the Company expects to recognize $3,581 as compensation expense which is net of expected forfeitures. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.
8) Former Chief Executive Officers’ Arrangements
     George A. Abd
     During 2007, the Company entered into a Separation Agreement and Release (“Separation Agreement”), with its former President and Chief Executive Officer (“CEO”), George A. Abd, effective July 16, 2007 (“Effective Date”). Mr. Abd resigned as an officer and director of the Company as of the Effective Date, but remained an employee until October 14, 2007 (“Termination Date”). During this period, Mr. Abd served the Company in an advisory capacity.
     The Separation Agreement included various terms and conditions pertaining to Mr. Abd’s resignation from the Company. The payments and benefits to be paid to Mr. Abd under this Separation Agreement include, but are not limited to, the following major provisions:
•	Severance compensation in accordance with the terms of the Corporation’s Severance and Noncompetition Policy and Agreement with Mr. Abd which is based on a multiple of his former annual salary and the average of his bonus payments earned during the prior three fiscal years, totaling $2,224. Of this amount, $556 will be paid in April 2008 and the remaining $1,668 will be paid in equal monthly installments over the following 18 months with the last payment occurring in October 2009.

•	Compensation of $62 for the period between the Effective Date through the Termination Date at a rate of one-third of Mr. Abd’s former annual salary.

•	In accordance with the terms of the applicable stock option plans and agreements, 168,687 vested stock options were exercisable until the Termination Date, and an additional 32,250 vested stock options will expire within three years of the Termination Date and will remain exercisable until their stated expiration dates. All stock-based compensation awards that were not vested as of the Termination Date were forfeited. As a result, $368 of stock-based compensation expense was reversed as income during 2007 for awards that were previously expected to vest, but were forfeited.
     The provisions of the Separation Agreement resulted in a $1,856 net charge to operating earnings in 2007, which represents the $2,224 of severance less the $368 reversal of stock-based compensation during the third quarter and was included in selling, general and administrative expenses in the Consolidated Statements of Operations.
     Bradley B. Buechler
     During 2005, the Company entered into a Retirement Agreement and Release (“Retirement Agreement”) with its former Chairman, President, and Chief Executive Officer, Bradley B. Buechler. This Retirement Agreement replaced Mr. Buechler’s Amended and Restated Employment Agreement dated November 2, 2002.
     The Retirement Agreement included various terms and conditions pertaining to Mr. Buechler’s retirement. The payments and benefits paid to Mr. Buechler under this Retirement Agreement included the following major provisions:
-	A cash settlement paid June 3, 2005, based upon a multiple of Mr. Buechler’s former annual salary plus his previous deferred compensation arrangement, totaling $2,711.

-	A bonus to be paid based on the Company’s 2005 results pro-rated for Mr. Buechler’s employment through the effective date of the Retirement Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
¯	An amendment to the terms of Mr. Buechler’s vested stock options to permit him to retire before having reached the minimum retirement age of 60 specified in his option agreements, resulting in a new measurement of the options for accounting purposes and a non-cash expense of $831.
     The provisions of the Retirement Agreement resulted in a $3,645 charge to operating earnings in 2005 which was included in selling, general and administrative expenses in the Consolidated Statements of Operations.
9) Long-Term Debt and Convertible Subordinated Debentures
Long-Term Debt
     Long-term debt is comprised of the following at November 3, 2007 and October 28, 2006:

	2007	2006
5.78% Senior Unsecured 2006 Notes	$50,000	$50,000
5.54% Senior Unsecured 2004 Notes	150,000	150,000
7.0% Senior Unsecured 1997 Notes	—	6,429
Bank Credit Facilities	91,400	48,000
Bank Term Loan	28,822	25,408
Other	14,061	9,386

	334,283	289,223
Less current maturities	448	6,898

	$333,835	$282,325

     On June 5, 2006, the Company completed a $50,000 private placement of 5.78% Senior Unsecured Notes which are payable on June 5, 2011. The 2006 Notes do not require annual principal payments, but can be prepaid at the Company’s option after June 5, 2009 at par. Interest on the 2006 Notes is payable semi-annually on December 5 and June 5 of each year.
     On September 15, 2004, the Company completed a $150,000 private placement of 5.54% Senior Unsecured Notes over a twelve-year term. The 2004 Notes require equal annual principal payments of $30,000 that commence on September 15, 2012. Interest on the 2004 Notes is payable semiannually on March 15 and September 15 of each year.
     On August 22, 1997, the Company completed a private placement of 7.0% Senior Unsecured Notes consisting of $45,000 designated as Series A and $15,000 designated as Series B. The Series A 1997 Notes required equal annual principal payments of approximately $6,429 with the final payment made on August 22, 2007 and the required $15,000 principal payment due on the Series B 1997 Notes was paid on August 22, 2004. Interest on the 1997 Notes was payable semiannually on February 22 and August 22 of each year.
     On June 2, 2006 the Company amended its existing U.S. unsecured bank credit facility agreement which increased the total availability from $200,000 to $300,000 and extended the term to June 2, 2011. Interest on the amended bank credit facility is payable at a rate chosen by the Company of either Prime or LIBOR plus a 0.625% to 1.0% borrowing margin and requires a fee of 0.125% to 0.2% on the unused portion of the facility. The amended bank credit facility requires the Company to maintain certain affirmative and negative covenants which include minimum consolidated net worth, minimum interest coverage and maximum total leverage requirements. On April 27, 2004, the Company’s Canadian subsidiary entered into a $10,000 (Canadian Dollar) revolving credit facility in Canada that expires on March 3, 2009.
     The total capacity under the Company’s bank credit facilities was $310,685 at November 3, 2007. The unused portion of the credit facilities was $204,365 of which $107,247 was available under the most restrictive covenant. Borrowings under these facilities are classified as long-term, because no paydowns of the aggregate facilities are required within the next year and we have the ability and intent to keep the balances outstanding over the next 12 months. At November 3, 2007, the Company had LIBOR loans outstanding under the bank credit facilities of $75,200 at 5.7% and $13,000 at 5.4% in the U.S. and additional borrowings of $3,200 at the prime rate of 7.5%. At October 28, 2006, the Company had fixed LIBOR loans outstanding of $48,000 at 6.1%. In addition to the outstanding loans, the bank credit facility was also partially utilized by several standby letters of credit amounting to $14,920 at year-end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     On February 16, 2005, the Company entered into a 20 million Euro bank term loan that matures on February 16, 2010. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 1% borrowing margin. At November 3, 2007, the 20 million Euro term loan was outstanding at a rate of 5.2%.
     The Company’s other debt consists primarily of industrial revenue bonds and capital lease obligations utilized to finance capital expenditures. These financings mature between 2008 and 2019 and have interest rates ranging from 2.0% to 6.0%. Scheduled maturities of long-term debt for the next five years and thereafter are:

Year Ended	Maturities
2008	$448
2009	489
2010	29,325
2011	141,923
2012	30,559
Thereafter	131,539

$334,283

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
10) Shareholders’ Equity
     The authorized capital stock of the Company consists of 55 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock. At November 3, 2007, the Company had 33 million common shares issued and 2.6 million shares of common stock were held in treasury shares, primarily for issuance under the Company’s stock-based compensation plans. During 2007, 2.0 million treasury shares were acquired and 0.4 million shares were issued.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
11) Income Taxes
     Earnings before income taxes consist of the following:

	2007	2006	2005
United States	$51,605	$56,254	$31,769
Non-U.S. operations	3,205	8,684	905

	$54,810	$64,938	$32,674

     The provision for income taxes for 2007, 2006, and 2005 is comprised of the following:

	2007	2006	2005
Current:
Federal	$14,390	$16,294	$9,474
State and Local	2,119	1,978	611
Foreign	2,399	4,810	2,482

Total Current	18,908	23,082	12,567

Deferred:
Federal	1,371	4,039	3,084
State and Local	167	594	367
Foreign	518	(1,575)	(1,607)

Total Deferred	2,056	3,058	1,844

Provision for Income Taxes	$20,964	$26,140	$14,411

     The income tax provision on earnings of the Company differs from the amounts computed by applying the U.S. Federal tax rate of 35% as follows:

	2007	2006	2005
Federal income taxes at statutory rate	$19,184	$22,728	$11,436
State income taxes, net of applicable Federal income tax benefit	1,485	1,672	636
Impairment of goodwill	—	1,106	1,454
Foreign valuation allowance	944	541	1,133
Expensing of stock options	260	380	—
Manufacturing deduction	(477)	(468)	—
Research and development tax credit	(989)	(74)	(524)
Other	557	255	276

	$20,964	$26,140	$14,411

     The increase in tax expense from the impairment of goodwill represents the portion of goodwill impairments that were not deductible for tax purposes. The Company did not record the benefit of a research and development tax credit during 2006 as this credit expired on December 31, 2005. In December 2006, the government approved legislation that extended the credit retroactively. As a result, the Company recognized this benefit in the first quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     At November 3, 2007 and October 28, 2006 the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	2007	2006
Deferred tax assets:
Employee benefits and compensation	$3,956	$2,771
Workers’ compensation	1,368	1,635
Inventory capitalization and reserves	1,525	1,427
Reserve for product returns	782	832
Deferred compensation benefit plans	978	769
Bad debt reserves	624	564
Foreign net operating loss	3,072	2,460
Valuation allowance	(2,587)	(1,566)
Other	930	673

Total deferred tax assets	$10,648	$9,565

Deferred tax liabilities:
Property, plant and equipment	$(59,008)	$(54,250)
Goodwill and other intangibles	(53,393)	(43,519)
Inventory capitalization and reserves	(1,189)	(1,298)
Other	(801)	(725)

Total deferred tax liabilities	$(114,391)	$(99,792)

Net deferred income tax liability	$(103,743)	$(90,227)

     At November 3, 2007 and October 28, 2006, the net current deferred tax asset was $8,254 and $7,454, respectively and the net noncurrent deferred tax liability was $111,997 and $97,681, respectively.
     As of November 3, 2007 no deferred income taxes or foreign withholding taxes have been provided on the $32,043 in accumulated earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company’s intention is to reinvest these earnings indefinitely. If the Company changed its intentions or if such earnings were remitted to the United States, as of November 3, 2007, the Company would be required to recognize approximately $4,500 to $6,000 of additional income tax expense.
     As of November 3, 2007, the Company had available approximately $9,409 in net operating loss carryforwards which related to the France and Mexico operations. The Company assessed the likelihood as to whether or not these net operating loss carryforwards would be utilized prior to their expiration based on the amount of positive and negative evidence available. The Company concluded that it is more likely than not that the $1,205 net operating loss carryforward in Mexico will be utilized prior to its expiration in 2012 to 2015 based on the amount of expected future taxable income. The Company evaluated its France net operating loss carryforward of $8,204 and determined that a valuation allowance of $7,762 was required for the amount of net operating losses that cannot be carried back or utilized through tax planning strategies. This asset does not expire and would be realized upon consistent future earnings that are sustained over a period of time.
12) Earnings Per Share
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for 2007, 2006, and 2005 was as follows (shares in thousands):

	2007		2006		2005
	Earnings	Shares	Earnings	Shares	Earnings	Shares
Basic Earnings Per Share Computation	$33,846	31,966	$38,798	32,092	$18,263	32,074
Dilutive shares	—	214	—	205	—	237

Diluted Earnings Per Share Computation	$33,846	32,180	$38,798	32,297	$18,263	32,311

     The effect of dilutive shares represents the shares resulting from the assumed exercise of outstanding stock appreciation rights and stock options as well as the assumed vesting of restricted stock, restricted stock units and performance shares. The dilution from each of these instruments is calculated using the treasury stock method.
13) Employee Benefits
     The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. The total cost of such plans for 2007, 2006 and 2005 was $3,358, $2,827, and $2,823, respectively.
14) Cash Flow and Other Information
     Supplemental information on cash flows for 2007, 2006, and 2005 was as follows:

	2007	2006	2005
Cash paid during the year for:
Interest	$16,586	$19,801	$26,328
Income taxes	21,838	23,809	8,182

Schedule of business and outsourcing acquisitions:
Fair value of assets acquired	$78,033	$—	$—
Liabilities assumed	16,662	—	—
Purchase price adjustments	—	—	1,224

Total cash paid	$61,371	$—	$1,224

15) Commitments and Contingencies
     The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2007, 2006, and 2005, was $10,118, $10,699 and $12,207, respectively. Future minimum lease payments under non-cancelable operating leases, by year, are as follows:

Operating
Year ended	Leases
2008	$7,071
2009	5,041
2010	2,668
2011	1,275
2012	208
Thereafter	28

$16,291

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding of an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2006, the USEPA asked the group to assume the responsibility for completing the study, and in the fourth quarter of 2006, the Company recorded a $627 charge in selling, general and administrative expense primarily for the subsidiary’s expected funding to complete the study. In 2007, we paid $138 toward the study. As of November 3, 2007, the Company had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
$607 accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded over five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the November 3, 2007 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
16) Segment Information
     The Company’s facilities are organized into three reportable segments and one group of operating segments including businesses that do not meet the materiality threshold for separate disclosure. In the fourth quarter of 2007, the Company realigned its organizational structure to increase its strategic focus on plastic packaging-related products and to better support its various markets and customers served. Concurrent with this realignment, the Company formed a new Packaging Technologies segment which includes operations that were formerly included in the Customer Sheet and Rollstock Segment. All years have been restated as if this change occurred at the beginning of the periods presented.
     The Company utilizes operating earnings to evaluate business segment and group performance and determine the allocation of resources. Segment and group accounting policies are the same as policies described in Note 1. A description of the Company’s reportable segments and group follows:
     Custom Sheet and Rollstock – This segment manufactures extruded plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. Its finished products are formed by its customers for use in a wide variety of markets. This segment operates throughout North America and has one plant in Europe.
     Packaging Technologies – This segment provides various packaging solutions including clamshells, blisters, tubs, lids and display packaging. Its finished products are used by its customers to distribute, ship, protect and display their products. This segment operates throughout North America.
     Color and Specialty Compounds – This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications. This segment’s facilities comprise operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment operates throughout North America and has one plant in Europe.
     Engineered Products – This group manufactures a number of proprietary items including injection molded products, complete thermoplastic wheels and tires, and profile extruded products. This group of operating segments has facilities located throughout North America and are combined because each operating segment does not meet the materiality threshold for separate disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Corporate operating earnings include corporate office expenses and portions of information technology and professional fees that are not allocated to the reportable segments and group. Corporate assets consist primarily of property, plant and equipment and deferred taxes.

	2007	2006	2005
Net Sales:
Custom Sheet and Rollstock	$674,751	$709,098	$657,343
Packaging Technologies	253,718	233,959	226,969
Color and Specialty Compounds	446,804	462,987	430,893
Engineered Products	76,710	79,553	81,655

	$1,451,983	$1,485,597	$1,396,860

Operating Earnings:
Custom Sheet and Rollstock	$40,949	$50,496	$38,406
Packaging Technologies	24,956	24,941	26,723
Color and Specialty Compounds	19,405	27,032	15,295
Engineered Products	11,150	4,475	(3,492)
Corporate	(24,021)	(15,520)	(19,063)

	$72,439	$91,424	$57,869

Assets:
Custom Sheet and Rollstock	$396,474	$396,959	$413,640
Packaging Technologies	239,377	161,187	162,554
Color and Specialty Compounds	362,651	374,754	399,311
Engineered Products	72,212	73,583	83,918
Corporate	40,157	35,311	16,125

	$1,110,871	$1,041,794	$1,075,548

Depreciation and Amortization:
Custom Sheet and Rollstock	$14,993	$14,634	$14,951
Packaging Technologies	5,780	5,416	4,966
Color and Specialty Compounds	14,677	14,410	14,004
Engineered Products	3,333	3,317	3,391
Corporate	4,286	2,921	2,068

	$43,069	$40,698	$39,380

Capital Expenditures:
Custom Sheet and Rollstock	$14,594	$8,398	$9,179
Packaging Technologies	4,048	3,249	6,679
Color and Specialty Compounds	4,514	5,525	12,353
Engineered Products	1,692	1,634	5,483
Corporate	9,895	5,160	5,571

	$34,743	$23,966	$39,265

     In addition to external sales to customers, intersegment sales were $52,987, $58,427, and $52,696 in 2007, 2006, and 2005, respectively. Most intersegment sales were generated from the Color and Specialty Compounds segment.
     Geographic financial information for 2007, 2006, and 2005 was as follows:

	Net Sales By Destination			Property, Plant and Equipment, Net
	2007	2006	2005	2007	2006	2005
United States	$1,203,204	$1,234,160	$1,145,643	$272,506	$258,394	$261,582
Canada	92,121	104,216	116,197	20,731	19,179	19,780
Mexico	98,708	86,084	70,605	18,537	15,489	13,749
Europe	45,792	49,560	50,026	12,251	11,717	12,275
Asia and Other	12,158	11,577	14,389	—	—	—

	$1,451,983	$1,485,597	$1,396,860	$324,025	$304,779	$307,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
17) Quarterly Financial Information
     Certain unaudited quarterly financial information for the years ended November 3, 2007 and October 28, 2006 was as follows:

	Quarter
	1st	2nd	3rd	4th	Year
2007 (a)
Net Sales	$347,254	$377,368	$361,123	$366,238	$1,451,983
Gross Profit (b)	38,025	49,555	39,908	30,043	157,531
Operating Earnings (c)	17,428	29,553	18,439	7,019	72,439
Net Earnings (c)	8,065	15,710	8,806	1,265	33,846
Net Earnings Per Share – Basic	.25	.49	.27	.04	1.06
– Diluted	.25	.49	.27	.04	1.05
Dividends declared per common share	.135	.135	.135	.135	.54

2006
Net Sales	$343,591	$389,278	$377,709	$375,019	$1,485,597
Gross Profit (b)	33,067	46,947	47,252	44,553	171,819
Operating Earnings (d)	14,871	28,047	27,591	20,915	91,424
Net Earnings (d)	5,656	13,909	10,614	8,619	38,798
Net Earnings Per Share – Basic	.18	.43	.33	.27	1.21
– Diluted	.18	.42	.33	.27	1.20
Dividends declared per common share	.125	.125	.125	.125	.50

Notes to table:

(a)	As discussed in Note 1, 2007 was reported as a 53-week fiscal year containing 371 days of activity. The additional week was reported in the first quarter ended February 3, 2007.

(b)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(c)	Operating earnings in the 3rd quarter of 2007 were impacted by a charge of $1,856 ($1,147 net of tax) related to a separation agreement with our former CEO. Operating earnings in the 4th quarter of 2007 were impacted by a charge of $1,550 ($960 net of tax) related to an intangible asset impairment, $2,057 ($1,275 net of tax) related to an inventory error identified by a new system implementation and $1,268 ($1,268 net of tax) related to a change in estimate of inventory valuation reserves due to management’s decision to liquidate certain scrap inventory.

(d)	Operating earnings and net earnings in the 4th Quarter of 2006 were impacted by a $3,159 impairment of goodwill and net earnings were impacted by a $3,411 charge related to early debt extinguishment costs.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of November 3, 2007 to:
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

     The Company is in the process of implementing a new Oracle enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to occur in phases through 2008. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. As of November 3, 2007, 15 manufacturing facilities have implemented the new ERP system which resulted in some changes to internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system are appropriate and functioning effectively. There were no other changes to internal controls during the year ended November 3, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting, and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Item 8.
Item 9B. OTHER INFORMATION
     None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information concerning Directors of the Company contained in the section entitled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, is incorporated herein by reference in response to this item.
     The information concerning Equity Compensation Plans is contained in the section entitled “Equity Plan Compensation Information” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, and is incorporated herein by reference in response to this item.
     The information regarding the audit committee and audit committee financial expert is contained in the sections entitled “Board of Directors” and “Committees” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, and is incorporated herein by reference in response to this item.
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
     The rules of the New York Stock Exchange (“NYSE”) require Mr. Martin, our Chief Executive Officer, to certify to the NYSE annually that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Mr. Martin, who is currently serving as our Chief Executive Officer and Chief Financial Officer, must execute a certificate as to the quality of our public disclosure as part of our quarterly reports to the Securities and Exchange Commission (“SEC”). His latest Section 302 certifications are filed with the SEC as exhibits to this Form 10-K.
Executive Officers of the Registrant
   The following table provides certain information about the Company’s executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, and Prior Positions and Employment
Randy C. Martin	45	Interim President and Chief Executive Officer (since July 2007), Executive Vice President (since September 2000) Corporate Development (since May 2004) and Chief Financial Officer (since May 1996); Corporate Controller from September 1995 to May 1996; Vice President, Finance from May 1996 to September 2000. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for eleven years before joining the Company in 1995.

Steven J. Ploeger	46	Executive Vice President Custom Sheet and Rollstock and Engineered Products (since May 2004); Vice President Spartech Plastics from 2000 to 2004; General Manager Spartech Plastics — North Region from 1996 to 2000. Mr. Ploeger also held various sales management positions with the Company from 1985 to 1996.

Michael L. Marcum	59	Senior Vice President Color and Specialty Compounds and Marketing and International Business Development (since April 2006). Mr. Marcum was most recently President & Chief Executive Officer of American Decorative Surfaces Inc. from 2001 to 2006, and with Monsanto Company for 29 years in various general management, corporate strategic planning, and sales & marketing executive positions, both domestically as well as internationally, before joining the Company in 2006

Jeffrey D. Fisher	59	Senior Vice President and General Counsel (since July 1999), and Secretary (since September 2000). Mr. Fisher, an attorney, was with the law firm of Armstrong Teasdale LLP for 24 years, the last 17 years as a partner, before joining the Company in July 1999.

Name	Age	Current Office, and Prior Positions and Employment
Darrell W. Betz	44	Senior Vice President of Human Resources (since April 2005). Mr. Betz was with Emerson Electric for 16 years in various human resource positions prior to joining the Company in April 2005.

Michael G. Marcely	40	Vice President (since December 2004), Corporate Controller (since July 2004) and Assistant Secretary (since June 2005), Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Phillip M. Karig	52	Vice President-Purchasing and Supply Chain Management (since September 2001), Director of Purchasing from February 2000 to September 2001. Mr. Karig was with Uniroyal Technology Corporation for 12 years in various purchasing, logistics, and materials management positions before joining the Company in February 2000.
Item 11. EXECUTIVE COMPENSATION
     The information contained in the sections entitled “Executive Compensation” and “Compensation of Directors” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, is incorporated herein by reference in response to this item.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the sections entitled “Security Ownership” and “Equity Compensation Plan Information” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, is incorporated herein by reference in response to this item.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained in the sections entitled “Proposal 1: Election of Directors” and “Certain Business Relationships and Transactions” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, is incorporated herein by reference in response to this item.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained in the section entitled “Fees Paid to Auditors” of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission on or about February 4, 2008, is incorporated herein by reference in response to this item.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
     (a) Financial Statements and Financial Statement Schedule
     The following financial statements and financial statement schedule are included in this Form 10-K:
     (c) Exhibits
          The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation, as currently in effect	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on June 8, 2006

3.2	By-Laws, as currently in effect	Incorporated by reference to Exhibit 5.03 to the Company’s Form 8-K filed with the Commission on December 20, 2007

4	Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 5, 2001

10.1	Note Purchase Agreement dated June 5, 2006 between the company and purchasers of $50 million of the company’s 5.78% Senior Notes	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 8, 2006

10.2	Separation Agreement and Release dated July 16, 2007 between the Company and George A. Abd	Incorporated by reference to Exhibit 1.01 of the Company’s Form 8-K filed with the Commission on July 16, 2007

10.3	Form of Indemnification Agreement entered into between the Company and each of its officers and directors	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Commission on January 17, 2003

10.4	Spartech Corporation 2006 Executive Bonus Plan	Incorporated by reference to Exhibit 1.01(a) to the Company’s Form 8-K filed with the Commission on December 21, 2005

10.5	Spartech Corporation Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Commission on December 20, 2007

10.6	Spartech Corporation 2004 Equity Compensation Plan, as amended	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 7, 2006

Exhibit
Number	Description	Location
10.7	Spartech Corporation Long-Term Equity Incentive Program	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 7, 2006

10.8	Form of Incentive Stock Option	Incorporated by reference to Exhibit 1.01(2) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.9	Form of Nonqualified Stock Option	Incorporated by reference to1.01(3) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.10	Form of Restricted Stock Unit Award (directors)	Incorporated by reference to Exhibit 1.01(4) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.11	Form of Restricted Stock Award (directors)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on March 12, 2007

10.12	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.13	Form of Stock-Settled Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.14	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on November 21, 2007

10.15	Performance Share Award Performance Criteria for 2007-2009 Performance Period	Incorporated by reference to Exhibit 5.02(4) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.16	Performance Share Award Performance Criteria for 2008-2010 Performance Period	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on November 21, 2007

18	Letter re change in accounting principle	Incorporated by reference to Exhibit 18 to the Company’s Form 10-Q filed with the Commission on June 8, 2006

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Randy C. Martin
Randy C. Martin
December 19, 2007	President, Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

December 19, 2007	/s/ Randy C. Martin Randy C. Martin	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

December 19, 2007	/s/ Michael G. Marcely Michael G. Marcely	Vice President and Corporate Controller (Principal Accounting Officer)

December 19, 2007	/s/ Ralph B. Andy Ralph B. Andy	Director

December 19, 2007	/s/ Lloyd E. Campbell Lloyd E. Campbell	Director

December 19, 2007	/s/ Edward J. Dineen Edward J. Dineen	Director

December 19, 2007	/s/ Victoria M. Holt Victoria M. Holt	Director

December 19, 2007	/s/ Walter J. Klein Walter J. Klein	Director

December 19, 2007	/s/ Pamela F. Lenehan Pamela F. Lenehan	Director

December 19, 2007	/s/ Jackson W. Robinson Jackson W. Robinson	Director

	Craig A. Wolfanger	Director

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED 2007, 2006, AND 2005
(Dollars in thousands)

		ADDITIONS AND
	BALANCE AT	CHARGES TO
	BEGINNING OF	COSTS AND		BALANCE AT
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	END OF PERIOD
November 3, 2007
Allowance for Doubtful Accounts	$1,514	$2,099	$(2,041)	$1,572

October 28, 2006
Allowance for Doubtful Accounts	$2,557	$2,330	$(3,373)	$1,514

October 29, 2005
Allowance for Doubtful Accounts	$2,997	$1,705	$(2,145)	$2,557

F-1