Form 10-Q
period 2008-02-02
SPARTECH CORP
filed 2008-03-11
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Number of shares outstanding as of March 7, 2008:

Common stock, $.75 par value per share	30,558,765

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 2, 2008

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	February 2,
	2008	November 3,
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$5,710	$3,409
Receivables, net	191,659	212,221
Inventories	126,243	116,076
Prepaids and other current assets	21,967	20,570

Total current assets	345,579	352,276

Property, plant and equipment, net	316,579	324,025
Goodwill	384,255	383,988
Other intangible assets, net	43,940	45,151
Other assets	5,250	5,431

Total assets	$1,095,603	$1,110,871

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$515	$448
Accounts payable	161,622	167,713
Accrued liabilities	39,563	49,319

Total current liabilities	201,700	217,480

Long-term debt, less current maturities	347,374	333,835
Other long-term liabilities
Deferred taxes	112,408	111,997
Other liabilities	8,281	8,279

Total long-term liabilities	468,063	454,111

Shareholders’ equity
Common stock, 33,131,846 shares issued in 2008 and 2007	24,849	24,849
Contributed capital	200,414	200,485
Retained earnings	249,378	257,111
Treasury stock, at cost, 2,573,081 shares in 2008; 2,566,900 shares in 2007	(56,370)	(52,531)
Accumulated other comprehensive income	7,569	9,366

Total shareholders’ equity	425,840	439,280

Total liabilities and shareholders’ equity	$1,095,603	$1,110,871

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended
	February 2,	February 3,
	2008	2007

Net sales	$335,106	$347,254

Cost and expenses
Cost of sales	312,221	308,328
Selling, general and administrative	23,139	20,360
Amortization of intangibles	1,333	1,138

	336,693	329,826

Operating (loss) earnings	(1,587)	17,428

Interest expense, (net of interest income: 2008 $121; 2007 $120)	5,146	4,763

(Loss) earnings before income taxes	(6,733)	12,665

Income tax (benefit) expense	(3,243)	4,600

Net (loss) earnings	$(3,490)	$8,065

Net (loss) earnings per common share

Basic	$(.12)	$.25

Diluted	$(.12)	$.25

Dividends declared per common share	$.135	$.135

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Three Months Ended
	February 2,	February 3,
	2008	2007

Cash flows from operating activities
Net (loss) earnings	$(3,490)	$8,065
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,885	10,387
Stock-based compensation expense	1,383	1,125
Change in current assets and liabilities	(3,896)	(3,824)
Other, net	655	1,410

Net cash provided by operating activities	6,537	17,163

Cash flows from investing activities
Capital expenditures	(5,241)	(10,240)
Business acquisitions	(708)	—

Net cash used for investing activities	(5,949)	(10,240)

Cash flows from financing activities
Bank credit facility borrowings, net	12,376	4,127
Borrowings / (payments) on bonds and leases	177	(319)
Cash dividends on common stock	(4,144)	(4,015)
Issuance of common stock	2,812	—
Stock options exercised	15	4,127
Treasury stock acquired	(9,667)	(10,413)
Excess tax benefits from stock-based compensation	—	265

Net cash provided by (used for) financing activities	1,569	(6,228)

Effect of exchange rate changes on cash and cash equivalents	144	173

Increase in cash and cash equivalents	2,301	868
Cash and cash equivalents at beginning of year	3,409	5,372

Cash and cash equivalents at end of quarter	$5,710	$6,240

See accompanying notes to consolidated condensed financial statements.

1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s November 3, 2007 Annual Report on Form 10-K.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 was reported as a 53-week year. As such, the prior years’ first quarter included 14 weeks compared to 13 weeks in the first quarter of the current year.
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at February 2, 2008 and November 3, 2007 are comprised of the following components:

	2008	2007

Raw materials	$68,501	$60,218
Production supplies	9,349	9,204
Finished goods	48,393	46,654

	$126,243	$116,076

3) Stock-Based Compensation
     The Company’s 2004 Equity Compensation Plan allows for grants of stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units. The following table details the effect of stock-based compensation from the issuance of these instruments on operating earnings, net earnings and earnings per share:

	Three Months Ended
	February 2,	February 3,
	2008	2007

Cost of sales	$67	$63
Selling, general and administrative	1,316	1,062

Total stock-based compensation expense included in operating (loss) earnings	1,383	1,125

Income taxes	476	346

Effect on net (loss) earnings	$907	$779

Effect on basic and diluted (loss) earnings per share	$.03	$.02

4) Restructuring
     The Company reported $224 and $238 of restructuring related expenses in cost of sales during the first quarter of 2008 and 2007, respectively. All of these expenses are attributable to the plan initiated in 2006 when the Company announced the consolidation of Custom Sheet and Rollstock production facilities. In 2008, the Company moved a sheet manufacturing line to its existing facility in Mexico. The following table summarizes the restructuring and exit costs related to this restructuring plan:

	Cumulative	Three Months
	Through	Ended	Cumulative
	2007	February 2, 2008	to Date
Accelerated depreciation	$627	$—	$627
Facility restructuring and exit costs	636	224	860

Total	$1,263	$224	$1,487

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one existing production facility. Facility restructuring and exit costs represent employee severance, moving and installation costs. In 2008, the Company expects to incur an additional $75 of restructuring costs, primarily cash-related equipment moving and installation expenses, related to the movement of the sheet manufacturing line to Mexico.
     The Company’s restructuring liability representing accrued severance was $140 at February 2, 2008 and $146 at November 3, 2007 and $203 of cash payments were made in the first quarter of 2008.
5) Long-Term Debt
     While the Company was in compliance with its covenants throughout the first quarter of 2008, it amended its revolving credit facility to temporarily increase its Leverage Ratio as defined in the credit agreement. This ratio is calculated by comparing the ratio of adjusted Consolidated Indebtedness, as defined in the credit agreement, to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) based upon the Company’s four most recent trailing fiscal quarters, adjusted for certain items, and cannot exceed 3.50:1. The amendment is effective during the second and third quarters of fiscal 2008 and automatically terminates if the Leverage Ratio is more than 4.25:1. The Company amended the credit facility in response to the recent decrease in EBITDA related to the Company’s decline in operating performance during the fourth quarter of 2007 and first quarter of 2008. While the Company was in compliance with its covenants throughout the first quarter of 2008 and currently expects to be in compliance with its covenants, as amended, in the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements could result in an event of default and, among other things, acceleration of the payment of indebtedness, which could adversely impact the Company’s business, financial condition, and results of operations.
6) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding of an environmental study by the USEPA to determine the extent and source of contamination at this site. As of February 2, 2008, the Company had $617 accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded over five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
     The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product quality, employment, and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a materially adverse effect on the Company’s financial position or results of operations.
7) Income Taxes
     On November 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $120, and accounted for this increase as a cumulative effect of a change in accounting principle which resulted in a decrease to retained earnings.
     As of the date of adoption, the Company had net unrecognized tax benefits of $2,789 ($3,325 gross unrecognized tax benefits) which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $2,789 which would lower the Company’s effective tax rate. The amount of net unrecognized tax benefits as of February 2, 2008 is $2,647, but is expected to significantly decrease in the next 12 months by approximately $2,000 due primarily to the impact from filing amended income tax returns. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions.
     Upon adoption of FIN 48, the Company changed its accounting policy to include interest and penalties related to income taxes in income tax expense. Prior to the adoption of FIN 48, interest was included within interest expense and penalties were included within selling, general and administrative expenses. As of the date of adoption of FIN 48, the Company had accrued approximately $631 for the payment of interest and penalties relating to unrecognized tax benefits. The related accrual for interest and penalties increased by $54 during the first quarter of 2008.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. The statutes of limitation for U.S. federal income tax returns are open for fiscal year 2004 and forward. The IRS has completed its examination of fiscal years through 2002. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to fiscal year 2001.
8) Earnings Per Share
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
     The Company reported a net loss from continuing operations for the three months ended February 2, 2008, and thus reported no dilutive effect upon the number of shares outstanding for the calculation of diluted earnings per share for that time period. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three months ended February 2, 2008 and February 3, 2007 is as follows (shares in thousands):

	Three Months Ended
	February 2,	February 3,
	2008	2007

Net (loss) earnings:
Basic and diluted net (loss) earnings	$(3,490)	$8,065

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,138	32,076
Add: Dilutive shares	—	321

Diluted weighted average shares outstanding	30,138	32,397

Net (loss) earnings per share:
Basic	$(.12)	$.25

Diluted	$(.12)	$.25

9) Segment Information
     The Company utilizes operating earnings to evaluate business segment and group performance. To improve this performance measure, the Company changed its reporting of segment results in the first quarter to exclude the impact of foreign currency exchange gains and losses because these amounts primarily result from intercompany balances between segments. The Company’s segment reporting was also changed to no longer allocate certain information systems and professional fee expenses to segment operating results. Accordingly, the Company’s segment operating results below are presented in this manner which is consistent with management’s evaluation metrics and prior year results have been changed to conform to the current year presentation.
     The following presents the Company’s net sales and operating earnings by reportable segment and group:

	Three Months Ended
	February 2,	February 3,
	2008	2007

Net sales
Custom Sheet and Rollstock	$147,350	$161,956
Packaging Technologies	65,745	61,311
Color and Specialty Compounds	104,816	105,538
Engineered Products	17,195	18,449

Net sales*	$335,106	$347,254

Operating (loss) earnings
Custom Sheet and Rollstock	$(1,804)	$10,801
Packaging Technologies	4,787	6,590
Color and Specialty Compounds	2,169	4,086
Engineered Products	1,629	2,152

	6,781	23,629
Gain on foreign exchange	130	361
Corporate expenses	(8,498)	(6,562)

Operating (loss) earnings	$(1,587)	$17,428

*	Excludes inter-segment sales of $14,311 and $12,908 in the first quarter of 2008 and 2007, respectively, primarily from the Color and Specialty Compounds segment.
10) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net (loss) earnings to comprehensive (loss) income for the three months ended February 2, 2008 and February 3, 2007 is as follows:

	Three Months Ended
	February 2,	February 3,
	2008	2007

Net (loss) earnings	$(3,490)	$8,065
Foreign currency translation adjustments	(1,797)	(2,225)

Total comprehensive (loss) income	$(5,287)	$5,840

11) Related Parties
     On January 15, 2008 the Company sold 200,000 shares of its common stock out of its treasury to its Chairman of the Board, Ralph B. Andy, for a total cash consideration of $2,812. By prior agreement with Mr. Andy, the price per share was equal to the New York Stock Exchange closing price on the date of sale, which was $14.06.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     The first quarter of 2008 was challenging as we continued to operate in a weak demand environment while resin costs were rising. Accordingly, the net results were a loss of $3.5 million during the first quarter of 2008 which represents an $11.6 million decline when compared to the first quarter of the prior year. The decrease in operating performance was largely caused by a 10% decline in sales volume and a 4¢ per pound decrease in gross margin per pound sold. The decline in sales volume reflects the impact from the prior year first quarter containing an additional operating week as well as lower volumes sold to the domestic automotive sector of the transportation market. The decrease in gross margin per pound sold was caused by increases in resin prices while we were also experiencing weak demand which made it difficult to fully pass on the resin price increases in a timely manner as higher selling prices to our customers.
     Our fiscal year ends on the Saturday closest to October 31 and our fiscal years generally contain 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 was reported as a 53-week year. Our first quarter of 2007 included 14 weeks which compares to 13 weeks in the first quarter of the current year.
Outlook
     The industry continues to experience weak demand in our end markets coupled with a particularly aggressive resin pricing environment. The resin pricing environment has been impacted by (i) high oil and natural gas prices, (ii) consolidation of resin suppliers, (iii) a weakening U.S. economy which has made resin exporting more attractive to domestic suppliers, and (iv) relatively better international end market demand. While the resin pricing environment has recently improved to some degree, we are moving forward with initiatives that address our current state and assume that the weak demand and resin environment continue for the remainder of our year. These initiatives include more deliberate actions to recover our profit margin on certain products, reducing our cost structure, and changing our organizational structure to improve our performance. The positive impact from these initiatives coupled with the adverse impact of certain items that we believe are specific to our first quarter (e.g., seasonably slowest quarter and inventory liquidation) bode well for an improvement in margins and return to profitability in the near term. Refer to the Cautionary Statements Concerning Forward-Looking Statements located below.
Consolidated Results
     Net sales were $335.1 million for the first quarter, representing a 3.5% decrease over the prior year. This decrease was caused by:

Underlying volume	(3)%
Volume loss from additional week in prior year	(7)
Creative Forming acquisition	3
Price/Mix	4

(3)%

     The decrease in underlying volume was largely caused by lower sales of compounds and sheet to the transportation and recreation and leisure markets, partially offset by higher sales of compounds to the commercial building and construction market. The acquisition of Creative Forming, Inc. (“Creative”) during the fourth quarter of 2007 provided $8.3 million of additional sales revenue during the first quarter of 2008. The volume loss from the additional week reflects 13 weeks in the first quarter of this year compared to 14 weeks in the prior year first quarter. The increase from price/mix represents the portion of higher resin costs in the first quarter of 2008 that was passed on to customers as higher selling prices.
     The following table presents net sales, cost of sales components, and resulting gross margin in dollars and on a per pound sold basis for the first quarter of 2008 compared to the same period of 2007. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion cost components of cost of sales are presented in the following table and we have not presented cost of sales components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended
	February 2,	February 3,
	2008	2007
Dollars and Pounds (in millions)
Net sales	$335.1	$347.3
Material costs	229.0	225.0

Material margin	106.1	122.3
Conversion costs	83.2	83.4

Gross margin	$22.9	$38.9

Pounds Sold	315.5	346.8

Dollars per Pound Sold
Net sales	$1.062	$1.001
Material costs	.726	.648

Material margin	.336	.353
Conversion costs	.263	.241

Gross margin	$.073	$.112

     Material margin per pound sold decreased primarily because of higher resin costs in the first quarter of 2008 which we were not able to fully pass on to customers as higher selling prices due to a soft demand environment. Material costs also increased by $2.7 million mostly due to a change in estimate related to our decision to liquidate certain aged inventory. Conversion costs per pound sold increased over 2¢ in the first quarter of 2008 compared to the same period last year due to a decrease in sales volume that exceeded our reduction in conversion costs, with most of the per pound increase occurring in labor, utilities and depreciation expenses. The $16.1 million decrease in gross margin reflects the 10% decline in sales volume, a portion of which was due to the extra week in the prior year first quarter, and the 4¢ decline in gross margin per pound sold due to the aforementioned factors.
     Selling, general and administrative expenses were $23.1 million in the first quarter of 2008 compared to $20.4 million in the same period last year. The comparison reflects the reduction in selling, general and administrative expenses attributable to the extra week in the prior year first quarter partially offset by the increase in these expenses due to the Creative acquisition. Excluding these factors, selling, general and administrative expenses increased approximately $3.5 million reflecting higher costs associated with our company-wide Oracle information system implementation, increased labor related expenses and higher bad debt expenses.
     Amortization of intangibles was $1.3 million in the first quarter of 2008 compared to $1.1 million in the same period of 2007. The increase reflects the amortization of intangibles acquired with the Creative acquisition partially offset by the benefit derived from intangibles which were fully amortized by the end of fiscal 2007.
     Interest expense, net of interest income, was $5.1 million during the first quarter of 2008 compared to $4.8 million during the same period last year. The increase in interest expense was attributable to the increase in debt to fund the Creative acquisition and stock repurchases partially offset by the benefit from lower average interest rates during the first quarter of 2008.
     Our effective tax rate was a 48% benefit in the first quarter of 2008 compared to a 36% expense in the prior year. The current year tax benefit increased due to the impact of lower state tax expense during the first quarter of 2008. The prior year tax expense was reduced because of the reinstatement of a research and development tax credit that had expired in 2006 but was retroactively extended by the U.S. government during our first quarter of 2007. Excluding these items, our effective tax rate would have been 39% during the first quarter of both fiscal periods.
     We reported a net loss of $3.5 million in the first quarter of 2008 compared to net earnings of $8.1 million in the prior year. These amounts reflect the impact of the items previously discussed.

Segment Results
     We utilize operating earnings to evaluate business segment and group performance. To improve this performance measure, we changed our reporting of segment results in the first quarter of 2008 to exclude the impact of foreign currency exchange gains and losses because these amounts primarily result from intercompany balances between segments. Our segment reporting was also changed to no longer allocate certain information systems and professional fee expenses to segment operating results. Accordingly, the segment operating results below are presented in this manner which is consistent with management’s evaluation metrics and prior year results have been changed to conform to the current year presentation.
Custom Sheet and Rollstock Segment
     Net sales decreased 9% to $147.4 million in the first quarter of 2008 from $162.0 million in the prior year. This change was caused by the following factors:

Underlying volume	(4)%
Volume loss from additional week in prior year	(7)
Price/Mix	2

(9)%

     The decrease in underlying volume was due to a decline in sales to the transportation, building and construction, and recreation and leisure markets. Weak demand in the durable goods markets adversely impacted our volume sold to the residential construction, commercial truck, automotive, recreational vehicles, and pool and spa sectors of our end markets. These declines in underlying sales volume were partially offset by higher sales of material handling sheet to the industrial packaging industry. The volume loss from the additional week reflects 13 weeks in the first quarter of this year compared to 14 weeks in the prior year first quarter. The increase from price/mix represents the portion of higher resin costs in the first quarter of 2008 that was passed on to customers as higher selling prices.
     This segment’s operating loss for the first quarter of 2008 was $1.8 million compared to operating earnings of $10.8 million in the same period of the prior year. This decrease in operating earnings was primarily caused by the decrease in sales volume, a 7¢ decrease in material margin per pound sold and the 2¢ increase in conversion costs per pound sold. The decrease in material margin per pound sold was largely attributable to higher resin costs in the first quarter of 2008 which we were not able to fully pass on to customers as higher selling prices. Material costs also increased by $1.3 million mostly due to a change in estimate related to our decision to liquidate certain aged inventory. Conversion costs per pound sold increased over 2¢ in the first quarter of 2008 compared to the same period last year due to a decrease in sales volume that exceeded our reduction in conversion costs, with most of the per pound increase occurring in labor, utilities and depreciation expenses.
Packaging Technologies
     Net sales increased 7% to $65.7 million in the first quarter of 2008 from $61.3 million in the prior year. This change was caused by the following factors:

Underlying volume	(1)%
Volume loss from additional week in prior year	(7)
Creative Forming acquisition	13
Price/Mix	2

7%

     The facilities within this segment primarily manufacture and sell custom-designed plastic packages to customers in the packaging market. However, some of our facilities comprising this segment also sell certain products into non-packaging markets. During the first quarter of 2008, approximately 80% of the sales volume in this segment represented sales to the packaging market. Although underlying sales volume to the packaging market increased slightly during the first quarter of 2008, the overall decrease in underlying volume was primarily attributable to the portion of this segment which sells to non-packaging markets. The acquisition of Creative during the fourth quarter of 2007 provided $8.3 million of additional sales revenue during the first quarter of 2008. The volume loss from the additional week reflects 13 weeks in the first quarter of this year compared to 14 weeks in the prior year first quarter. The increase from price/mix represents the portion of higher resin costs in the first quarter of 2008 that was passed on to customers as higher selling prices.
     This segment’s operating earnings for the first quarter of 2008 was $4.8 million compared to $6.6 million during the same period last year. Excluding the impact from the Creative acquisition, operating earnings decreased $2.2 million during the first quarter of 2008 over the same period last year. This decrease in operating earnings was largely caused by the decrease in sales volume, a 2¢ decrease in material margin per pound sold and a 1¢ increase in conversion costs per pound sold. The decrease in material margin per pound sold was largely attributable to higher resin costs in the first quarter of 2008 which we were not able to fully pass on to customers as higher selling prices. The increase in conversion costs per pound sold reflected the decrease in sales volume that exceeded our reduction in conversion costs, with most of the per pound increase occurring in labor and depreciation expenses.
Color and Specialty Compounds Segment
     Net sales decreased by 1% to $104.8 million in the first quarter of 2008 from $105.5 million in the prior year. This change was caused by the following factors:

Underlying volume	(4)%
Volume loss from additional week in prior year	(7)
Price/Mix	10

(1)%

     The decrease in underlying volume was caused by lower sales of compounds to the domestic automotive sector of the transportation market and color concentrates to the packaging market partially offset by an increase in sales of thermoplastic olefin compounds and concentrates for commercial roofing applications. The volume loss from the additional week reflects 13 weeks in the first quarter of this year compared to 14 weeks in the prior year first quarter. The price/mix impact primarily reflects higher resin costs in the first quarter of 2008 compared to the prior year which was passed through to customers as higher selling prices. A higher mix of color concentrates, converted products and film laminate products also contributed to the higher selling prices.
     This segment’s operating earnings for the first quarter of 2008 was $2.2 million compared to $4.1 million in the same period of the prior year. The decrease in operating earnings was mostly caused by the decrease in sales volume, the 1¢ decrease in gross margin per pound sold, and the $0.5 million increase in selling, general and administrative expenses. The decline in gross margin per pound was impacted by an increase in material costs of $1.2 million mostly due to a change in estimate related to our decision to liquidate certain aged inventory. In addition, the 1¢ increase in conversion costs per pound sold reflected the decrease in sales volume that exceeded our reduction in conversion costs, with most of the per pound increase occurring in labor, utilities and depreciation expenses. The impact from these items on gross margin per pound sold was partially offset by the benefit received from a higher mix of color concentrates, converted products and film laminate products. The increase in selling, general and administrative expenses was largely attributable to a $0.7 million increase in bad debt expenses, particularly for customers in the domestic automotive sector of the transportation market.
Engineered Products Group
     Net sales were $17.2 million in the first quarter of 2008 compared to $18.4 million in the prior year representing a 7% decrease. This change was caused by the following factors:

Underlying volume	(1)%
Volume loss from additional week in prior year	(7)
Price/Mix	1

(7)%

     The decrease in underlying volume was caused by lower sales of fencing related profile products and a decline in sales to the marine market. The volume loss from the additional week reflects 13 weeks in the first quarter of this year compared to 14 weeks in the prior year first quarter. The price/mix impact primarily reflects higher resin costs in the first quarter of 2008 compared to the prior year which was passed through to customers as higher selling prices. A higher sales mix of profile products also contributed to the increase in sales revenue per pound.
     This group’s operating earnings for the first quarter of 2008 was $1.6 million compared to $2.2 million in the prior year. The decrease in operating earnings was largely caused by the decrease in sales volume due in large part to the extra week last year and a reduction in profitability per pound sold, particularly in our wheels and marine businesses.
Corporate

     Corporate primarily includes corporate office expenses and information technology and professional fees. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $8.5 million in the first quarter of 2008 compared to $6.6 million in the prior year representing a $1.9 million increase. This increase primarily reflects higher costs associated with our company-wide Oracle information system implementation and higher labor related expenses, partially offset by the impact from the extra week last year.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities, borrowings from third parties and equity offerings. Our principal use of cash have been to support our operating activities, invest in capital improvements, pay off outstanding indebtedness, finance strategic business and outsourcing acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the first quarters of 2008 and 2007:

	2008	2007
Cash Flows (in millions)
Net cash provided by operating activities	$6.5	$17.2
Net cash used for investing activities	(5.9)	(10.2)
Net cash provided by (used for) financing activities	1.6	(6.2)
Effect of exchange rate changes	0.1	0.1

Increase in cash and equivalents	$2.3	$0.9

     Net cash provided by operating activities was $6.5 million in the first quarter of 2008 compared to $17.2 million in the first quarter of the prior year with the decrease largely attributable to the decline in operating results.
     Our primary investing activities are capital expenditures. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements, to maintain and improve productivity, and to modernize and expand facilities. Capital expenditures for the first quarter of 2008 were $5.2 million compared to $10.2 million for the same period of 2007. The $5.0 million decrease in capital expenditures was largely attributable to the prior year expansion of our Mexico operation, the prior year spending on the new production facility in Greenville, Ohio and a reduction in capital spending for our information system implementation.
     Net cash provided by financing activities was $1.6 million for the first three months of 2008 and net cash used for financing activities totaled $6.2 million for the same period of 2007. The cash provided by financing activities in the current period reflects $12.4 million of borrowings and $2.8 million received from employee stock option exercises and director purchases of common stock partially offset by $9.7 million of treasury share purchases and $4.1 million to pay dividends.
Financing Arrangements
     As of February 2, 2008, we had $347.9 million of outstanding debt with a weighted average interest rate of 5.2% of which 62% represented fixed rate instruments with a weighted average interest rate of 5.5%. At the end of the first quarter of 2008, we had $191 million unused on our credit facilities of which $24 million was available under our most restrictive covenant.
Our credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial, debt service and net worth ratios. While we were in compliance with our covenants throughout the first quarter of 2008, we amended our revolving credit facility to temporarily increase our Leverage Ratio. As defined in the credit agreement, this ratio is calculated by comparing the ratio of adjusted Consolidated Indebtedness, as defined in the credit agreement, to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) based upon our four most recent trailing fiscal quarters, adjusted for certain items, and cannot exceed 3.50:1. The amendment is effective during the second and third quarters of fiscal 2008 and automatically terminates if the Leverage Ratio is more than 4.25:1. We amended the credit facility in response to the recent decrease in EBITDA related to the Company’s decline in operating performance during the fourth quarter of 2007 and first quarter of 2008. This decline in operating performance is largely attributable to weak economic demand during an aggressive raw material pricing environment. While we were in compliance with our covenants throughout the first quarter of 2008 and currently expect to be in compliance with our covenants, as amended, in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Item 1A “Risk Factors” of our 2007 Form 10-K, filed with the Commission on December 21, 2007, for additional disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of February 2, 2008, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Controls
     The Company is in the process of implementing a new Oracle enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to occur in phases through the end of 2008. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. As of February 2, 2008, 17 manufacturing facilities have implemented the new ERP system which resulted in some changes to internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system are appropriate and effective. There were no other changes to internal controls during the quarter ended February 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities; Use of proceeds from Registered Securities
          On January 15, 2008 the Company sold 200,000 shares of its common stock out of its treasury to its Chairman of the Board, Ralph B. Andy, for a total cash consideration of $2,812,000. By prior agreement with Mr. Andy, the price per share was equal to the New York Stock Exchange closing price on the date of sale, which was $14.06.
          Because Mr. Andy is an “accredited investor” as defined in Regulation D of the Securities and Exchange Commission, and because the sale was negotiated directly with Mr. Andy as the sole purchaser without any form of general solicitation or general advertising, the sale was exempt from registration under Rule 506 of Regulation D.
(c) Issuer Purchases of Equity Securities
     In September of 2007, The Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. The maximum number of shares that may yet be purchased under this program is 19,300.
     Repurchases of equity securities during the first quarter of 2008 are listed in the following table:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That May Yet
	Total Number		Part of Publicly	Be Purchased Under
	Of Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
November 2007	524,000	$15.52	524,000	19,300
December 2007	—	—	—	19,300
January 2008	—	—	—	19,300

Total	524,000	$15.52	524,000	19,300

Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

3.1
Restated Certificate of Incorporation of Registrant, as amended and restated effective March 9, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended April 29, 2006, filed with the Commission on June 8, 2006.

3.2	Bylaws of Registrant, as amended and restated March 7, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed with the Commission on March 9, 2006.
10.1	Offer letter from Spartech Corporation to Myles S. Odaniell dated December 20, 2007, incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the commission on January 3, 2008.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date: March 10, 2008	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)