Form 10-Q
period 2008-05-03
SPARTECH CORP
filed 2008-06-11
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
1-5911
(Commission File Number)
SPARTECH CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	43-0761773
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
120 S. Central Avenue, Suite 1700
Clayton, Missouri 63105
(Address of principal executive offices) (Zip Code)
(314) 721-4242
(Registrant’s telephone number, including area code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
30,558,760 shares of Common Stock, $.75 par value per share, outstanding as of June 10, 2008.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MAY 3, 2008

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	May 3, 2008	November 3,
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$3,871	$3,409
Trade receivables, net of allowances of $2,479 and $1,572, respectively	201,743	212,221
Inventories	118,425	116,076
Prepaid expenses and other current assets	22,059	20,570

Total current assets	346,098	352,276

Property, plant and equipment, net of accumulated depreciation of $296,534 and $280,802, respectively	310,364	324,025
Goodwill	383,984	383,988
Other intangible assets, net of accumulated amortization of $14,571 and $13,956, respectively	42,777	45,151
Other assets	5,209	5,431

Total assets	$1,088,432	$1,110,871

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$530	$448
Accounts payable	155,771	167,713
Accrued liabilities	41,085	49,319

Total current liabilities	197,386	217,480

Long-term debt, less current maturities	344,512	333,835
Other long-term liabilities
Deferred taxes	112,400	111,997
Other long-term liabilities	7,879	8,279

Total long-term liabilities	464,791	454,111

Shareholders’ equity
Preferred stock (authorized: 4,000,000, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000, par value $0.75) Issued: 33,131,846; Outstanding: 30,558,760 and 30,564,946, respectively	24,849	24,849
Contributed capital	201,311	200,485
Retained earnings	249,618	257,111
Treasury stock, at cost, 2,573,086 shares and 2,566,900, respectively	(56,389)	(52,531)
Accumulated other comprehensive income	6,866	9,366

Total shareholders’ equity	426,255	439,280

Total liabilities and shareholders’ equity	$1,088,432	$1,110,871

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
Net sales	$367,347	$377,368	$702,453	$724,622

Cost and expenses
Cost of sales	331,140	326,680	643,137	634,770
Selling, general and administrative expenses	22,371	19,849	45,510	40,209
Amortization of intangibles	1,308	1,134	2,641	2,272
Restructuring and exit costs	617	152	841	390

	355,436	347,815	692,129	677,641

Operating earnings	11,911	29,553	10,324	46,981

Interest, net of interest income of $92, $109, $213 and $229, respectively	5,078	4,291	10,224	9,054

Earnings before income taxes	6,833	25,262	100	37,927

Income tax expense (benefit)	2,468	9,552	(775)	14,152

Net earnings	$4,365	$15,710	$875	$23,775

Net earnings per common share
Basic	$.14	$.49	$.03	$.74

Diluted	$.14	$.49	$.03	$.73

Dividends declared per common share	$.135	$.135	$.270	$.270

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Six Months Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities
Net earnings	$875	$23,775
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization expense	23,628	20,943
Stock-based compensation expense	2,280	1,956
Other, net	1,065	2,895
Change in current assets and liabilities	(11,140)	(6,336)

Net cash provided by operating activities	16,708	43,233

Cash flows from investing activities
Capital expenditures	(8,916)	(18,454)
Business acquisitions	(774)	—
Dispositions of assets	—	77

Net cash used for investing activities	(9,690)	(18,377)

Cash flows from financing activities
Bank credit facility borrowings / (payments), net	8,249	(10,373)
Borrowings / (payments) on bonds and leases, net	82	(430)
Cash dividends on common stock	(8,271)	(8,331)
Issuance of common stock	2,812	—
Stock options exercised	16	6,692
Treasury stock acquired	(9,667)	(10,413)
Excess tax benefits from stock-based compensation	—	752

Net cash used for financing activities	(6,779)	(22,103)

Effect of exchange rate changes on cash and cash equivalents	223	126

Increase in cash and cash equivalents	462	2,879
Cash and cash equivalents at beginning of year	3,409	5,372

Cash and cash equivalents at end of quarter	$3,871	$8,251

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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 was reported as a 53-week year. As such, the prior years’ first quarter ended February 3, 2007 included an additional week and the six month period ended May 5, 2007 contained 27 weeks which compares to 26 weeks in the same period of the current year. Additionally, years presented are fiscal years unless noted otherwise.
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at May 3, 2008 and November 3, 2007 are comprised of the following components:

	2008	2007
Raw materials	$65,334	$60,218
Production supplies	9,371	9,204
Finished goods	43,720	46,654

	$118,425	$116,076

3) Restructuring
     Restructuring charges were recorded in the Consolidated Condensed Statements of Operations as follows:

	Three Months Ended		Six Months Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
Restructuring and exit costs:
Custom Sheet and Rollstock	$214	$157	$438	$330
Packaging Technologies	123	—	123	—
Color and Specialty Compounds	277	(5)	277	60
Engineered Products	—	—	—	—
Corporate	3	—	3	—

Total Restructuring and exit costs	617	152	841	390

Impact on earnings before income taxes	617	152	841	390
Impact on income tax expense/benefit	(174)	(57)	(242)	(147)

Impact on net earnings	$443	$95	$599	$243

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
2008 Restructuring Plan
     During the second quarter of 2008, the Company announced a restructuring initiative resulting in a reduction of 350 jobs, representing approximately 10% of the total workforce. As part of this initiative, the Company also announced plans to shut down production at its Packaging Technologies production facility in Mankato, Minnesota and to relocate this business to other Spartech production facilities. The following table summarizes the restructuring and exit costs incurred in the second quarter related to the 2008 restructuring plan:

2008
Accelerated depreciation	$65
Facility restructuring and exit costs	408

Total	$473

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to its decision to shut down production at its Mankato sheet facility. Facility restructuring and exit costs represent employee severance, moving and installation costs. In 2008, the Company expects to incur approximately $2,600 of additional restructuring costs, primarily cash-related equipment moving and installation expenses, to move packaging and sheet manufacturing lines from Mankato to other facilities. The Mankato consolidation initiative is expected to be completed in the fourth quarter of 2008 with cash payments that could extend through 2010.
     2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The following table summarizes the restructuring and exit costs related to the 2006 restructuring plan:

		Six Months
	Cumulative	Ended	Cumulative
	Through 2007	May 3, 2008	to Date
Accelerated depreciation	$627	$—	$627
Facility restructuring and exit costs	636	368	1,004

Total	$1,263	$368	$1,631

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one existing production facility and certain production equipment. Facility restructuring and exit costs represent employee severance, moving and installation costs. The 2006 restructuring plan activities are substantially complete and all activities are expected to be finalized in the third quarter of 2008.
     The Company’s total restructuring liability representing severance and moving costs was $91 at May 3, 2008 and $146 at November 3, 2007. Cash payments were $831 in the first six months of 2008.
4) Long-Term Debt
     During the current year, the Company amended its revolving credit facility to temporarily increase its Leverage Ratio as defined in the credit agreement. This ratio is calculated by comparing the ratio of adjusted Consolidated Indebtedness, as defined in the credit agreement, to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) based upon the Company’s four most recent trailing quarters, adjusted for certain items, and cannot exceed 3.50:1. The amendment is effective during the second and third quarters of 2008 and automatically terminates if the Leverage Ratio is more than 4.25:1. The Company amended the credit facility in response to the recent decrease in EBITDA related to the Company’s decline in operating performance. At the end of the second quarter of 2008, the Company’s leverage ratio was 3.95:1. The Company was in compliance with its covenants, as amended, throughout the first six months of 2008. While the Company currently expects to be in compliance with its covenants, as amended, in the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements could result in an event of default and, among other things, acceleration of the payment of indebtedness, which could adversely impact the Company’s business, financial condition and results of operations.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
5) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. As of May 3, 2008, the Company had $610 accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded over five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s financial condition or competitive position.
     The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product quality, employment, and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a materially adverse effect on the Company’s financial condition or results of operations.
6) Income Taxes
     The difference between the US federal statutory rate and the Company’s effective tax rate is largely attributable to state income taxes, the domestic manufacturing deduction, the foreign valuation allowance and research and development credits. In addition, the Company’s effective tax rate for the six month period in 2008 reflects the impact of domestic state and foreign tax law changes in the first quarter of 2008.
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
     As of the date of adoption, the Company had net unrecognized tax benefits of $2,789 ($3,325 gross unrecognized tax benefits) which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $2,789 which would lower the Company’s effective tax rate. The amount of net unrecognized tax benefits as of May 3, 2008 is $2,645, but is expected to significantly decrease in the next 12 months by approximately $2,000 due primarily to the impact from filing amended income tax returns. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions.
     Upon adoption of FIN 48, the Company changed its accounting policy to include interest and penalties related to income taxes in income tax expense. Prior to the adoption of FIN 48, interest was included within interest expense and penalties were included within selling, general and administrative expenses. As of the date of adoption of FIN 48, the Company had accrued approximately $631 for the payment of interest and penalties relating to unrecognized tax benefits. The related accrual for interest and penalties increased by $34 and $88 during the second quarter and first six months of 2008.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. The statutes of limitation for U.S. federal income tax returns are open for 2004 and forward. The IRS has completed its examination of years through 2002. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2001.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
7) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three and six months ended May 3, 2008 and May 5, 2007 is as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
Net earnings:
Basic and diluted net earnings	$4,365	$15,710	$875	$23,775

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,306	32,010	30,222	32,044
Add: Dilutive shares from equity instruments	1	324	11	321

Diluted weighted average shares outstanding	30,307	32,334	30,233	32,365

Net earnings per share:
Basic	$.14	$.49	$.03	$.74

Diluted	$.14	$.49	$.03	$.73

8) Segment Information
     The Company utilizes operating earnings to evaluate business segment and group performance. To improve this performance measure, the Company changed its reporting of segment results in the first quarter of 2008 to exclude the impact of foreign currency exchange gains and losses because these amounts primarily result from intercompany balances between segments. The Company’s segment reporting was also changed to no longer allocate certain information systems and professional fee expenses to segment operating results. Accordingly, the Company’s segment operating results below are presented in this manner which is consistent with management’s evaluation metrics and prior year results have been changed to conform to the current year presentation.
     The following presents the Company’s net sales and operating earnings by reportable segment and group:

	Three Months Ended		Six Months Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
Net sales
Custom Sheet and Rollstock	$166,629	$177,457	$313,979	$339,413
Packaging Technologies (1)	69,777	61,507	135,522	122,818
Color and Specialty Compounds	107,905	111,640	212,721	217,178
Engineered Products	23,036	26,764	40,231	45,213

Net sales (2)	$367,347	$377,368	$702,453	$724,622

Operating earnings
Custom Sheet and Rollstock	$7,737	$14,505	$5,933	$25,306
Packaging Technologies (1)	4,857	7,899	9,644	14,489
Color and Specialty Compounds	4,766	9,688	6,935	13,774
Engineered Products	3,477	4,395	5,106	6,547

	20,837	36,487	27,618	60,116
(Loss) Gain on foreign exchange	(103)	(566)	27	(205)
Corporate expenses	(8,823)	(6,368)	(17,321)	(12,930)

Operating earnings	$11,911	$29,553	$10,324	$46,981

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)

(1)	The 2008 periods include the impact of the acquisition of Creative Forming, Inc. which was acquired on September 14, 2007.

(2)	Excludes inter-segment sales of $15,602, $15,534, $29,913 and $28,442, respectively, primarily from the Color and Specialty Compounds segment.
9) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income (loss) for the three and six months ended May 3, 2008 and May 5, 2007 is as follows:

	Three Months Ended		Six Months Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
Net earnings	$4,365	$15,710	$875	$23,775
Foreign currency translation adjustments	(703)	2,343	(2,500)	118

Total comprehensive income (loss)	$3,662	$18,053	$(1,625)	$23,893

10) Related Parties
     On January 15, 2008 the Company sold 200,000 shares of its common stock out of its treasury to its Chairman of the Board, Ralph B. Andy, for total cash consideration of $2,812. By prior agreement with Mr. Andy, the price per share was equal to the New York Stock Exchange closing price on the date of sale, which was $14.06.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     The second quarter and first half of 2008 were challenging periods as we continued to operate in a weak demand environment while resin and energy costs continued to rise. Net earnings were $4.4 million and $0.9 million during the second quarter and first six months of 2008, respectively, which represent $11.3 million and $22.9 million decreases when compared to same periods of the prior year. These decreases were largely caused by declines in sales volume and gross margin per pound sold. The decline in sales volume reflects lower consolidated volumes sold to many of our major markets including transportation, building and construction, and recreation and leisure markets. Continued weak demand in durable goods has adversely impacted our volume sold to the residential construction, automotive, heavy truck, recreational vehicles and the industrial packaging sectors of our end markets. The six month comparison was also impacted by the volume loss from the additional week in the prior period first quarter. The underlying decreases in gross margin per pound sold were primarily caused by the significant decline in sales volume which adversely impacted conversion costs per pound sold and a lower material margin due to a lag in passing along the significant increases in our resin costs as higher selling prices, primarily in the first quarter of 2008. Although the underlying material margin per pound sold decreased for both period comparisons, the second quarter material margin reflects a significant improvement when compared to the first quarter of 2008 which reflected our efforts to recover the lag in passing resin cost increases to customers as higher selling prices.
     Our fiscal year ends on the Saturday closest to October 31 and our fiscal years generally contain 52 weeks. Because of this convention, every fifth or sixth fiscal year has an additional week and 2007 was reported as a 53-week year. As such, our prior years’ first quarter ended February 3, 2007 included an additional week and the six month period ended May 5, 2007 contained 27 weeks which compares to 26 weeks in the same period of the current year. Additionally, years presented are fiscal years unless otherwise noted.
Outlook
     We continue to see weak demand in our end markets coupled with an aggressive resin and energy cost environment. We are moving forward with initiatives that address our current state and assume that the weak demand and resin environment will continue for the remainder of the year. These initiatives include more deliberate actions to recover our profit margin on certain products, reduce our cost structure, and change our organizational structure and processes to improve our performance. During the quarter, we made solid progress on our initiatives to put into effect sustainable improvements to our margins and cost structure. We believe this progress will continue and accelerate as we engage the appropriate resources and layer on the additional action items to improve short-term performance and long term sustainable profit growth.
Consolidated Results
     Net sales were $367.3 million and $702.5 million for the three month and six month periods ending May 3, 2008. These sales represent 3% decreases from the same periods of the prior year and were caused by:

	Three Months	Six Months
Underlying volume	(13)%	(8)%
Volume loss from additional week in prior year	—	(4)
Creative Forming acquisition	3	3
Price/Mix	7	6

	(3)%	(3)%

     The decreases in underlying volume for both periods were caused by weak demand for durable goods which have adversely impacted sales volume to our major markets, especially transportation, packaging, recreation and leisure, and building and construction. For the six month comparison, the volume loss from the additional week reflects 26 weeks in the first half of current year compared to 27 weeks during the same period last year. The acquisition of Creative Forming, Inc. (“Creative”) during the fourth quarter of 2007 provided $9.7 million and $18.0 million of additional sales revenue during the three and six month periods ending May 3, 2008. The price/mix impact for both period comparisons reflects the pass through of higher resin costs to customers via higher selling prices.
     The following table presents net sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the second quarter and first six months of 2008 compared to the same periods in 2007. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs and excludes amortization of intangible assets. Restructuring and other exit costs which are presented as a separate line item on the Consolidated Condensed Statements of Operations are included in the table below as conversion costs. The material and conversion cost components of cost of sales are presented in the following table and we have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are generally passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended		Six Months Ended
	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007
Dollars and Pounds (in millions)
Net sales	$367.3	$377.4	$702.5	$724.6
Material costs	245.5	240.6	474.6	465.5

Material margin	121.8	136.8	227.9	259.1
Conversion costs	86.2	86.3	169.4	169.6

Gross margin	$35.6	$50.5	$58.5	$89.5

Pounds Sold	336.9	379.1	652.4	725.9

Dollars per Pound Sold
Net sales	$1.091	$.996	$1.077	$.998
Material costs	.729	.635	.727	.641

Material margin	.362	.361	.350	.357
Conversion costs	.256	.228	.260	.234

Gross margin	$.106	$.133	$.090	$.123

     The above comparisons were impacted by the Creative acquisition. Excluding Creative, underlying material margin per pound decreased 1¢ in the three month and six month comparisons reflecting a lag in passing through 2008 resin cost increases to customers as higher selling prices. On a trailing-quarter basis, material margin per pound increased 2¢ due to an increased focus on passing through cost increases in selling prices. Excluding Creative, conversion costs per pound sold increased 2¢ for both period comparisons due to a decrease in sales volume.
     Selling, general and administrative expenses were $22.4 million and $45.5 million in the second quarter and first six months of 2008 compared to $19.8 million and $40.2 million in the same periods of the prior year. This represents a $2.5 million and $5.3 million increase, respectively, over the same periods of the prior year. These comparisons reflect the additional selling, general and administrative expenses from the Creative acquisition and the six month comparison reflects the extra week in the prior year. Excluding these factors, selling, general and administrative expenses increased approximately $1.9 million and $5.5 million in the second quarter and first six months of 2008 comparisons, respectively. Both periods reflect higher costs associated with our company-wide Oracle/Business Process Improvement implementation of $1.8 million and $2.9 million, respectively, for the three month and six month comparisons. The increase during the first six months of 2008 also reflects increased professional fees, labor related expenses and higher bad debt expenses.
     Amortization of intangibles was $1.3 million and $2.6 million in the second quarter and first six months of 2008 compared to $1.1 million and $2.3 million in the same periods of the prior year. These increases reflect the amortization of intangibles acquired with the Creative acquisition partially offset by the impact from intangibles that became fully amortized at the end of 2007.
     Interest expense, net of interest income, was $5.1 million and $10.2 million in the second quarter and first six months of 2008 compared to $4.3 million and $9.1 million in the same periods of 2007. These increases were due to the increase in debt to fund the Creative acquisition and stock repurchases late in calendar 2007 partially offset by a benefit from lower average interest rates.
     Our effective tax rate was 36.1% in the second quarter compared to 37.8% in the same period of the prior year. The improvement in the effective rate is largely attributable to the enacted increase in the domestic manufacturing deduction and income realized by our Donchery, France operations during the second quarter of 2008 compared to the prior year loss in which we were not able to recognize a tax benefit. On a consolidated basis, we generated $0.1 million of pretax income and recognized a net tax benefit of $0.8 million for the first six months of the current year compared to $37.9 million of pretax income and $14.2 million of income tax expense in the same period of the prior year. The current year tax benefit was impacted by domestic state and foreign tax law changes in the first quarter of 2008. The prior year tax expense reflects the reinstatement of a research and development tax credit that had expired in 2006, but was retroactively extended by the U.S. government during our first quarter of 2007.
     We reported net earnings of $4.4 million and $0.9 million in the second quarter and first six months of 2008 compared to $15.7 million and $23.8 million in the prior year. These decreases reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $166.6 million and $314.0 million in the three month and six month periods ending May 3, 2008, representing a 6% and 7% decrease, respectively, over the same periods of the prior year which were caused by:

	Three Months	Six Months
Underlying volume	(14)%	(9)%
Volume loss from additional week in prior year	—	(4)
Price/Mix	8	6

	(6)%	(7)%

     The decreases in underlying volume for both period comparisons were caused by lower sales of sheet to all of our major markets, particularly building and construction, transportation and recreation and leisure. Continued weak demand in durable goods adversely impacted our volume sold to the residential construction, heavy truck, automotive, recreational vehicles and the pool and spa sectors of our end markets. For the six month comparison, the volume loss from the additional week reflects 26 weeks in the first half of the current year compared to 27 weeks during the same period last year. The price/mix impact for both period comparisons reflects the pass through of higher resin costs to customers via higher selling prices.
     This segment’s operating earnings were $7.7 million and $5.9 million in the second quarter and first six months of 2008 compared to $14.5 million and $25.3 million in the same periods of the prior year. For the second quarter comparison, the $6.8 million decrease was primarily caused by a decrease in sales volume. On a trailing-quarter basis, material margin per pound sold recovered to historical levels due to our increased focus of reflecting cost increases in selling prices. For the six month comparison, the $19.4 million decrease in operating earnings was primarily caused by the decrease in sales volume and a 3¢ decrease in material margin per pound sold. The decrease in material margin per pound sold was largely attributable to higher resin costs which were not reflected in selling prices on a timely basis during the first quarter.
Packaging Technologies
     Net sales were $69.8 million and $135.5 million in the three month and six month periods ending May 3, 2008, representing a 13% and 10% increase, respectively, over the same periods of the prior year which were caused by:

	Three Months	Six Months
Underlying volume	(4)%	(2)%
Volume loss from additional week in prior year	–	(4)
Creative Forming acquisition	16	15
Price/Mix	1	1

	13%	10%

     The decreases in the underlying volume were 4% and 2%, respectively, for the three month and six month periods. The acquisition of Creative during the fourth quarter of 2007 provided $9.7 million and $18.0 million of additional sales revenue during the first three and six months of 2008. For the six month comparison, the volume loss from the additional week reflects 26 weeks in the first half of the current year compared to 27 weeks during the same period last year. The price/mix impact for both period comparisons represents the portion of higher resin costs that were passed through to customers as higher selling prices.
     This segment’s operating earnings were $4.9 million and $9.6 million in the second quarter and first six months of 2008 compared to $7.9 million and $14.5 million in the same periods of the prior year. Excluding the impact from the Creative acquisition, underlying operating earnings in the second quarter and the first six months decreased $3.4 million and $5.6 million, respectively, compared to the same periods in the prior year. For both period comparisons, the underlying decrease in operating earnings was largely caused by the decrease in sales volume and a decrease in material margin per pound sold that was largely attributable to higher resin costs which we were not able to fully pass on to customers as higher selling prices in a timely manner.
Color and Specialty Compounds Segment
     Net sales were $107.9 million and $212.7 million in the three month and six month periods ending May 3, 2008, representing a 3% and 2% decrease, respectively, over the same periods of the prior year which were caused by:

	Three Months	Six Months
Underlying volume	(13)%	(8)%
Volume loss from additional week in prior year	—	(4)
Price/Mix	10	10

	(3)%	(2)%

     The decreases in underlying volume for both period comparisons were caused by lower sales of compounds to the automotive sector of the transportation market and color concentrates to the packaging market. The decrease of sales to the automotive sector was due primarily to the downturn in consumer demand for vehicles and the impact of lower manufacturing activity due to labor issues in the sector. The decline in sales of color concentrates to the packaging market reflects the increased competitive environment, particularly in the films business. For the six month comparison, the volume loss from the additional week reflects 26 weeks in the first half of the current year compared to 27 weeks during the same period last year. The price/mix impact for both period comparisons represents higher resin costs that were passed through to customers as higher selling prices. A higher mix of color concentrates, converted products and film laminate products in the first quarter also contributed to the higher selling prices.
     This segment’s operating earnings were $4.8 million and $6.9 million in the second quarter and first six months of 2008 compared to $9.7 million and $13.8 million in the same periods of the prior year. For the second quarter comparison, the $4.9 million decrease was primarily caused by a decrease in sales volume largely attributable to the adverse impact of lower automotive sector sales and an unfavorable shift in sales mix. For the six month comparison, the $6.9 million decrease in operating earnings was primarily caused by the decrease in sales volume. In addition, the increase in selling, general and administrative expenses due to higher bad debt expenses, particularly for customers in the domestic automotive sector of the transportation market, was largely offset by the favorable impact of comparing to an additional week in the prior year.
Engineered Products Group
     Net sales were $23.0 million and $40.2 million in the three month and six month periods ending May 3, 2008, representing a 14% and 11% decrease, respectively, over the same periods of the prior year and were caused by:

	Three Months	Six Months
Underlying volume	(19)%	(11)%
Volume loss from additional week in prior year	—	(4)
Price/Mix	5	4

	(14)%	(11)%

     The decreases in underlying volumes for both period comparisons were largely caused by lower sales volume of wheels to the lawn and garden market due to soft demand for lawn mowers in the current year. For the six month comparison, the volume loss from the additional week reflects 26 weeks in the first half of the current year compared to 27 weeks during the same period last year. The price/mix impact for both period comparisons represents higher resin costs that were passed through to customers as higher selling prices.
     This group’s operating earnings were $3.5 million and $5.1 million in the second quarter and first six months of 2008 compared to $4.4 million and $6.5 million in the same periods of the prior year. The decreases in operating earnings were largely caused by the decline in sales volume of wheels to the lawn and garden market.
Corporate
     Corporate primarily includes corporate office expenses including information technology and professional fees. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $8.8 million and $17.3 million in the second quarter and first six months of 2008 compared to $6.4 million and $12.9 million in the same periods of the prior year. The increases in corporate expenses for both period comparisons largely reflect higher costs associated with our company-wide Oracle/Business Process Improvement implementation. The six month period increase also reflects higher professional fees partially offset by the inclusion of an additional week of expenses in 2007.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, finance strategic business and outsourcing acquisitions, acquire treasury stock and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the six months ended in 2008 and 2007:

	2008	2007
Cash Flows (in millions)
Net cash provided by operating activities	$16.7	$43.2
Net cash used for investing activities	(9.7)	(18.3)
Net cash used for financing activities	(6.7)	(22.1)
Effect of exchange rate changes	0.2	0.1

Increase in cash and cash equivalents	$0.5	$2.9

     The $26.5 million decrease in net cash provided by operating activities is largely attributable to the decline in net earnings and a net increase in working capital.
     Our primary investing activities are capital expenditures. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements, to maintain and improve productivity, and to modernize and expand facilities. Capital expenditures for the first half of 2008 were $8.9 million compared to $18.5 million for the same period of 2008. The $9.6 million decrease in capital expenditures was largely attributable to the prior year expansion of our Mexico operation, the prior year spending on the new production facility in Greenville, Ohio, the prior year spending on a new line in our Packaging Technologies segment and a reduction in capital spending for our Oracle/Business Process Improvement implementation. We expect capital expenditures to approximate $17 million in 2008.
     Net cash used for financing activities in the current period reflects $9.7 million of treasury share purchases and $8.3 million to pay dividends, partially offset by $8.3 million of borrowings and $2.8 million received from director purchases of common stock.

Financing Arrangements
     As of May 3, 2008, we had $345.0 million of outstanding debt with a weighted average interest rate of 5.2% of which 62% represented fixed rate instruments with a weighted average interest rate of 5.5%. At the end of the second quarter of 2008, we had $193 million unused on our credit facilities of which $27 million was available under our most restrictive covenant.
     Our credit facilities contain certain affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, limitations on both the sale of assets and merger transactions, and requirements to maintain certain financial, debt service and net worth ratios. During the current year, we amended our revolving credit facility to temporarily increase its Leverage Ratio as defined in the credit agreement. This ratio is calculated by comparing the ratio of adjusted Consolidated Indebtedness, as defined in the credit agreement, to adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) based upon the Company’s four most recent trailing quarters, adjusted for certain items, and cannot exceed 3.50:1. The amendment is effective during the second and third quarters of 2008 and automatically terminates if the Leverage Ratio is more than 4.25:1. We amended the credit facility in response to the recent decrease in EBITDA related to our decline in operating performance. At the end of the second quarter of 2008, our leverage ratio was 3.95:1. We were in compliance with our covenants, as amended, throughout the first six months of 2008. While we expect to be in compliance with our covenants, as amended, in the next twelve months, our failure to comply with our covenants or other requirements of our financing arrangements could result in an event of default and, among other things, acceleration of the payment of indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.
Critical Accounting Policies and Estimates
     Goodwill - Our formal annual impairment testing date for goodwill is the first day of the Company’s fourth quarter and prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. A significant adverse change in the business climate in the second quarter of 2008 required a goodwill impairment test for all reporting units. We performed a goodwill impairment test in the second quarter of 2008 and concluded that an impairment charge was not required.

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
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact our operations and results include:
(a)	adverse changes in economic or industry conditions generally, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	our inability to achieve the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our planned improvement initiatives;

(e)	our inability to achieve the level productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(f)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(g)	our inability to manage or pass through an adequate level of increases to customers in the costs of materials, freight, utilities, or other conversion costs;

(h)	our inability to predict accurately the costs to be incurred, time taken to complete and operating disruptions therefrom, or savings to be achieved in connection with announced production plant restructurings;

(i)	possible asset impairment charges;

(j)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(k)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(l)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(m)	our inability to develop and launch new products successfully;

(n)	restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(o)	possible weaknesses in internal controls; and

(p)	our ability to successfully complete the implementation of a new enterprise resource planning computer system and to obtain expected benefits from our system.
We assume no duty to update our forward-looking statements, except as required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Part I — Item 1A “Risk Factors” of our 2007 Form 10-K, filed with the Commission on December 21, 2007, for additional disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of May 3, 2008, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Controls
     The Company is in the process of implementing a new Oracle enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to occur in phases through the end of 2008. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. As of May 3, 2008, 17 manufacturing facilities have implemented the new ERP system which resulted in some changes to internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system are appropriate and effective. There were no other changes to internal controls during the quarter ended May 3, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     In September of 2007, The Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. There were no purchases of equity securities during the second quarter of 2008. The maximum number of shares that may yet be purchased under this program is 19,300.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On March 12, 2008, the Company held its 2008 annual meeting of shareholders. Pursuant to management’s proposals as described in the Company’s proxy statement for the meeting, the shareholders voted on the following matters:
1. To elect three Class C directors to serve for three-year terms:

Nominee	Votes For	Authority Withheld
Ralph B. Andy	26,834,074	957,991
Lloyd E. Campbell	26,846,307	945,758
Jackson W. Robinson	27,045,919	746,146
2. To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year:

Votes For	Votes Against	Abstentions/Non-Votes
27,723,528	52,789	15,747
3. To amend the Bylaws of the Company to eliminate the classification of directors and provide that all directors elected after the amendment becomes effective must stand for election annually:

Votes For	Votes Against	Abstentions/Non-Votes
24,574,445	153,229	36,643
Item 6. EXHIBITS
(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

3.1	Restated Certificate of Incorporation of Registrant, as amended and restated effective March 9, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended April 29, 2006, filed with the Commission on June 8, 2006.
3.2	Bylaws of Registrant, as amended March 12, 2008.
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION
(Registrant)

Date: June 10, 2008	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Randy C. Martin

Randy C. Martin
Executive Vice President Corporate
Development and Chief Financial Officer
(Principal Financial and Accounting Officer)