Form 10-Q
period 2008-08-02
SPARTECH CORP
filed 2008-09-11
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
30,566,360 shares of Common Stock, $.75 par value per share, outstanding as of September 8, 2008.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED AUGUST 2, 2008

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets — As of: August 2, 2008 and November 3, 2007	1

	Consolidated Condensed Statements of Operations — For the three and nine months ended August 2, 2008 and August 4, 2007	2

	Consolidated Condensed Statements of Cash Flows — For the nine months ended August 2, 2008 and August 4, 2007	3

	Notes To Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	20

	Certifications	21
Executive Severance and Noncompetition Policy
Separation Agreement and Release
Third Amendment to the Fourth Amended and Restated Credit Agreement
2006 Note Purchase Agreement
Amended and Restated 2006 Note Purchase Agreement
2004 Note Purchase Agreement
Amended and Restated 2004 Note Purchase Agreement
Term Loan Agreement
Third Amendment to Term Loan Agreement
Intercreditor and Collateral Agency Agreement
Security Agreement
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	August 2, 2008	November 3,
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$2,520	$3,409
Trade receivables, net of allowances of $2,593 and $1,572, respectively	191,818	212,221
Inventories	125,393	116,076
Prepaid expenses and other current assets	23,037	20,570

Total current assets	342,768	352,276

Property, plant and equipment, net of accumulated depreciation of $306,212, and $280,802, respectively	303,873	324,025
Goodwill	384,003	383,988
Other intangible assets, net of accumulated amortization of $15,835 and $13,956, respectively	41,551	45,151
Other assets	4,282	5,431

Total assets	$1,076,477	$1,110,871

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,370	$448
Accounts payable	165,770	167,713
Accrued liabilities	42,692	49,319

Total current liabilities	209,832	217,480

Long-term debt, less current maturities	317,285	333,835
Other long-term liabilities
Deferred taxes	112,479	111,997
Other long-term liabilities	7,408	8,279

Total long-term liabilities	437,172	454,111

Shareholders’ equity
Preferred stock (authorized: 4,000,000, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000, par value $0.75) Issued: 33,131,846; Outstanding: 30,566,360 and 30,564,946, respectively	24,849	24,849
Contributed capital	201,848	200,485
Retained earnings	252,505	257,111
Treasury stock, at cost, 2,565,486 shares and 2,566,900, respectively	(56,389)	(52,531)
Accumulated other comprehensive income	6,660	9,366

Total shareholders’ equity	429,473	439,280

Total liabilities and shareholders’ equity	$1,076,477	$1,110,871

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$350,345	$361,123	$1,052,798	$1,085,745

Cost and expenses
Cost of sales	315,679	320,152	958,816	954,922
Selling, general and administrative expenses	21,818	21,232	67,328	61,441
Amortization of intangibles	1,249	1,063	3,890	3,335
Restructuring and exit costs	857	237	1,698	627

	339,603	342,684	1,031,732	1,020,325

Operating earnings	10,742	18,439	21,066	65,420

Interest, net of interest income of $121, $152, $334 and $382, respectively	5,281	4,065	15,505	13,119

Earnings before income taxes	5,461	14,374	5,561	52,301

Income tax expense	1,051	5,568	276	19,720

Net earnings	$4,410	$8,806	$5,285	$32,581

Net earnings per common share
Basic	$.15	$.27	$.17	$1.02

Diluted	$.15	$.27	$.17	$1.01

Dividends declared per common share	$.050	$.135	$.320	$.405

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Nine Months Ended
	August 2,	August 4,
	2008	2007
Cash flows from operating activities
Net earnings	$5,285	$32,581
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization expense	35,496	31,787
Stock-based compensation expense	2,469	2,272
Other, net	1,464	6,021
Change in current assets and liabilities	6,062	(2,949)

Net cash provided by operating activities	50,776	69,712

Cash flows from investing activities
Capital expenditures	(13,850)	(28,774)
Business acquisitions	(792)	—
Dispositions of assets	571	81

Net cash used for investing activities	(14,071)	(28,693)

Cash flows from financing activities
Bank credit facility payments, net	(19,352)	(27,211)
Borrowings / (payments) on bonds and leases, net	990	(504)
Cash dividends on common stock	(12,397)	(12,668)
Issuance of common stock	2,812	—
Stock options exercised	16	6,959
Treasury stock acquired	(9,667)	(10,413)
Excess tax benefits from stock-based compensation	—	752

Net cash used for financing activities	(37,598)	(43,085)

Effect of exchange rate changes on cash and cash equivalents	4	83

Decrease in cash and cash equivalents	(889)	(1,983)
Cash and cash equivalents at beginning of year	3,409	5,372

Cash and cash equivalents at end of quarter	$2,520	$3,389

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
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week year. As such, the prior years’ first quarter ended February 3, 2007 included an additional week, and the nine-month period ended August 4, 2007 contained 40 weeks, which compares to 39 weeks in the same period of the current year. In addition, years presented are fiscal years unless noted otherwise.
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at August 2, 2008 and November 3, 2007 are comprised of the following components:

	August 2,	November 3,
	2008	2007
Raw materials	$72,642	$60,218
Production supplies	9,388	9,204
Finished goods	43,363	46,654

	$125,393	$116,076

3) Restructuring
     Restructuring charges were recorded in the Consolidated Condensed Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Restructuring and exit costs:
Custom Sheet and Rollstock	$228	$230	$666	$560
Packaging Technologies	558	—	681	—
Color and Specialty Compounds	71	7	348	67
Engineered Products	—	—	—	—
Corporate	—	—	3	—

Total restructuring and exit costs	857	237	1,698	627

Impact on earnings before income taxes	857	237	1,698	627
Impact on income tax expense	(311)	(91)	(553)	(238)

Impact on net earnings	$546	$146	$1,145	$389

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
3) Restructuring (continued)
2008 Restructuring Plan
     As a first phase of the Company’s turnaround improvement initiatives, the Company announced during the second quarter of 2008 a restructuring initiative resulting in a reduction of 350 jobs, representing approximately 10% of the total workforce. As part of this initiative, the Company also announced plans to shut down production at its Packaging Technologies production facility in Mankato, Minnesota and to relocate this business to other Spartech production facilities.
     Future turnaround improvement initiatives are expected to include additional organizational restructuring plans, manufacturing cost reduction efforts, and other improvement initiatives. Some of these planned initiatives will result in future exit and restructuring costs, however, as these activities do not represent present obligations, no exit and restructuring costs have been recognized to date. Future plans are expected to be consistent with those actions taken to reduce our labor costs by 10% and efforts to reduce our overall manufacturing footprint.
     The following table summarizes the restructuring and exit costs incurred in the second and third quarters related to the 2008 restructuring plan:

	Three Months	Three Months
	Ended	Ended	Cumulative
	May 3, 2008	August 2, 2008	to Date
Accelerated depreciation	$65	$151	$216
Facility restructuring and exit costs	408	596	1,004

Total	$473	$747	$1,220

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to the Mankato sheet facility. Facility restructuring and exit costs represent employee severance, equipment moving and installation costs. For in-process restructuring initiatives as of August 2, 2008, the Company expects to incur approximately $1,500 of additional restructuring costs, primarily cash-related equipment moving and installation expenses, to move packaging and sheet manufacturing lines from Mankato to other facilities. The Mankato consolidation initiative is expected to be completed in the fourth quarter of 2008 with cash payments that could extend through 2010.
2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The following table summarizes the restructuring and exit costs related to the 2006 restructuring plan:

	Cumulative	Nine Months Ended	Cumulative
	Through 2007	August 2, 2008	to Date
Accelerated depreciation	$627	$72	$699
Facility restructuring and exit costs	636	406	1,042

Total	$1,263	$478	$1,741

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one existing production facility and certain production equipment. Facility restructuring and exit costs represent employee severance, equipment moving and installation costs. The 2006 restructuring plan activities were finalized in the third quarter of 2008.
     The Company’s total restructuring liability representing severance and moving costs was $237 at August 2, 2008 and $146 at November 3, 2007. Cash payments were $1,319 in the first nine months of 2008.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
4) Former President and Chief Executive Officer Separation Agreement
     During the third quarter ended August 4, 2007, the Company entered into a Separation Agreement and Release (“Separation Agreement”), with its former President and Chief Executive Officer. The provisions of the Separation Agreement resulted in a net expense of $1,856 in the third quarter of 2007, recorded in selling, general and administrative expense, which represents $2,224 of severance less the $368 reversal of unvested stock-based compensation.
5) Long-Term Debt
     In March 2008, the Company amended its revolving credit facility. The amendment was effective during the second and third quarters of 2008 and automatically terminated if the Company did not meet certain covenants, including a minimum adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”). For the third quarter 2008, the minimum adjusted EBITDA requirement was $24,000.
     Prior to the end of the third quarter, the Company further amended this agreement to waive the Company’s expected failure to comply with the minimum adjusted EBITDA requirement and certain other financial covenants. The Company entered into a 48-day waiver agreement to provide the necessary time to enter into a longer-term solution. The waiver agreement increased the interest rate on the outstanding borrowings under the revolving credit agreement during the waiver period to LIBOR plus 3.50%, reduced the aggregate commitments under the revolving credit agreement to $175,000, with capacity during the waiver period limited to $150,000, and limited dividends to $1,650 during any fiscal quarter. The Company paid members of the lender group a fee of $241 in connection with this waiver agreement. At August 2, 2008, the Company had $80,000 outstanding on its revolving credit facility.
     Prior to the expiration of the waiver period, the Company amended its revolving credit agreement. At the same time, the Company amended its 2006 senior notes, 2004 senior notes and Euro bank term loan. See the related discussion of the amended long-term debt agreements in Note 12, Subsequent Events.
6) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive, and the United States Environmental Protection Agency (“USEPA”) initiated an investigation, related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. As of August 2, 2008, the Company had $513 accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded over five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s financial condition or competitive position.
     The Company is also subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product quality, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company believes that the outcome of these other matters will not have a materially adverse effect on the Company’s financial condition or results of operations.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
7) Income Taxes
     The difference between the U.S. federal statutory rate and the Company’s effective tax rate in the third quarter is largely attributable to the recognition of previously unrecognized tax benefits upon the expiration of the statute of limitations period for 2004. Other items impacting the third quarter effective tax rate include state income taxes, the domestic manufacturing deduction, a foreign valuation allowance and research and development credits. In addition, the Company’s effective tax rate for the nine-month period in 2008 reflects the impact of state and foreign tax law changes in the first quarter of 2008.
     On November 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $120, and accounted for this increase as a cumulative effect of a change in accounting principle which resulted in a decrease to retained earnings. As of the date of adoption, the Company had net unrecognized tax benefits of $2,789 ($3,325 gross unrecognized tax benefits) which includes interest and penalties. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions. If none of these liabilities are ultimately paid, income tax expense would be reduced by $2,789, which would lower the Company’s effective tax rate.
     During the three and nine months ended August 2, 2008, the Company recognized $1,709 and $1,853, respectively, of previously unrecognized tax benefits due primarily to the expiration of the statute of limitation period. The amount of net unrecognized tax benefits as of August 2, 2008 was $936, but is expected to decrease in the next 12 months by approximately $410 due primarily to the cash settlement of its examination by the Internal Revenue Service (“IRS”) for 2005 and 2006.
     Upon adoption of FIN 48, the Company changed its accounting policy to include interest and penalties related to income taxes in income tax expense. Prior to the adoption of FIN 48, interest was included within interest expense, and penalties were included within selling, general and administrative expenses. As of the date of adoption of FIN 48, the Company had accrued approximately $631 for the payment of interest and penalties relating to unrecognized tax benefits. The related accrual for interest and penalties increased by $2 and $90 during the third quarter and first nine months of 2008, respectively.
     The Company files U.S. federal, U.S. state and foreign income tax returns. The statutes of limitation for U.S. federal income tax returns are open for 2005 and forward. The IRS has completed its examination of years through 2006. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2001.
8) Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three and nine months ended August 2, 2008 and August 4, 2007 is as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net earnings:
Basic and diluted net earnings	$4,410	$8,806	$5,285	$32,581

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,306	32,108	30,250	32,065
Add: Dilutive shares from equity instruments	—	255	4	300

Diluted weighted average shares outstanding	30,306	32,363	30,254	32,365

Net earnings per share:
Basic	$.15	$.27	$.17	$1.02

Diluted	$.15	$.27	$.17	$1.01

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
9) Segment Information
     The Company utilizes operating earnings excluding the impact of foreign exchange to evaluate business segment and group performance. To improve the evaluation of this performance measure, the Company changed its reporting of segment results in the first quarter of 2008 to exclude the impact of foreign currency exchange gains and losses because these amounts primarily result from intercompany balances between segments. The Company’s segment reporting was also changed to no longer allocate certain information systems and professional fee expenses to segment operating results. Accordingly, the Company’s segment operating results below are presented in this manner, which is consistent with management’s evaluation metrics, and prior year results have been changed to conform to the current year presentation.
     The following presents the Company’s net sales and operating earnings by reportable segment and group:

	Three Months Ended		Nine Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales
Custom Sheet and Rollstock	$161,677	$170,861	$475,656	$510,274
Packaging Technologies (1)	70,268	60,447	205,790	183,265
Color and Specialty Compounds	101,034	111,982	313,755	329,160
Engineered Products	17,366	17,833	57,597	63,046

Net sales (2)	$350,345	$361,123	$1,052,798	$1,085,745

Operating earnings
Custom Sheet and Rollstock	$6,751	$12,260	$12,684	$37,566
Packaging Technologies (1)	4,505	5,090	14,149	19,579
Color and Specialty Compounds	6,427	7,944	13,362	21,718
Engineered Products	2,248	2,275	7,354	8,822

	19,931	27,569	47,549	87,685
Loss on foreign exchange	(73)	(867)	(46)	(1,072)
Corporate expenses	(9,116)	(8,263)	(26,437)	(21,193)

Operating earnings	$10,742	$18,439	$21,066	$65,420

(1)	The 2008 periods include the impact of the acquisition of Creative Forming, Inc., which was acquired on September 14, 2007.

(2)	Excludes inter-segment sales of $15,189, $13,926, $45,102 and $42,368, respectively, primarily from the Color and Specialty Compounds segment.
10) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the three and nine months ended August 2, 2008 and August 4, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net earnings	$4,410	$8,806	$5,285	$32,581
Foreign currency translation adjustments	(206)	2,130	(2,706)	2,248

Total comprehensive income	$4,204	$10,936	$2,579	$34,829

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
11) Related Parties
          On January 15, 2008, the Company sold 200,000 shares of its common stock out of its treasury for cash consideration of $2,812 to its Chairman of the Board. By prior agreement, the price per share was equal to the New York Stock Exchange closing price of the Company’s common stock on the date of sale.
12) Subsequent Events
Long-Term Debt
          Effective September 10, 2008, the Company amended its revolving credit agreement, its 2006 senior notes, its 2004 senior notes and its Euro bank term loan. Under the amendments, each facility is now secured with collateral which includes the Company’s accounts receivable, inventory, machinery and equipment, and intangible assets. Capacity under the revolving credit agreement is limited to $145,000 and will continue to be permanently reduced annually based upon repayments resulting from a percentage of excess cash flow realized by the Company.
          The leverage ratio has been amended to provide maximum leverage of 4.35 until October 31, 2008, 4.25 until January 30, 2009, 4.00 until July 31, 2009, 3.75 until January 29, 2010, and 3.50 thereafter. The amendment also introduces a Fixed Charge Coverage Ratio. The minimum fixed charge coverage ratio is 1.50 through fiscal 2009, 1.75 for the first and second quarters of 2010, and 2.25 thereafter.
          Under the amendments, the Company is restricted from entering into any non-permitted acquisitions, repurchasing shares of its common stock, paying dividends in excess of $1,650 per quarter and limited to the amount it can spend for capital expenditures. Pricing under the amendment for the revolving credit facility utilizes a grid structure based on leverage with initial pricing on LIBOR plus a margin of 2.25% or prime plus a margin of 1.25%. Pricing under the 2006 senior notes increased by 1.04% to 6.82% and pricing under the 2004 senior notes increased by 1.04% to 6.58%. Pricing under the Euro bank term loan utilizes a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 2.25% borrowing margin. The Company paid approximately $1.9 million for amendment and legal fees in connection with the financing arrangements, most of which will be capitalized as deferred financing costs and amortized over the respective lives of these agreements.
Restructuring
          On September 10, 2008, the Company announced the consolidation of its St. Clair, Michigan compounding facility. The Company will be shutting down the St. Clair facility and relocating production to other Spartech Color and Specialty Compound operations. The Company expects to have this business transferred and running at full efficiency by mid-October 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     The third quarter and first nine months of 2008 were challenging periods, as we continued to experience weak demand in our cyclical markets while resin and energy costs continued to rise. Net earnings were $4.4 million and $5.3 million during the third quarter and first nine months of 2008, respectively, which represent $4.4 million and $27.3 million decreases when compared to the same periods of the prior year. These decreases were largely caused by continued weak demand in durable goods, which has adversely impacted our volume sold to the automotive, building and construction, and recreation and leisure markets.
     The impact from our volume decreases were partially offset by an increased mix of higher margin packaging and military application products and declines in volumes of lower margin products sold to the automotive industry and other commodity type products. Additionally, we have demonstrated an ability to effectively pass through higher resin costs to customers as higher selling prices. Collectively, these improvements have led to our third quarter material margin per pound sold of 37.9¢. Our third quarter material margin per pound sold increased our material margin per pound sold for the first nine months of 2008 to 35.9¢. We also made solid progress on our cost improvement initiatives, which were targeted to save $16 million annually and now project $20 million on an annualized basis. Our labor reduction plan resulted in lower conversion costs during 2008, but the impact from the decline in sales volume exceeded the benefit from these cost decreases to date. As a result, our gross margin per pound sold in the third quarter of 2008 was 11.5¢, compared to 11.4¢ in third quarter 2007. Our gross margin per pound sold in the first nine months of 2008 was 9.8¢, compared to 12.0¢ in the first nine months of 2007, because we were unable to fully pass through higher resin costs as higher selling prices in a timely manner during first quarter of 2008.
     Our fiscal year ends on the Saturday closest to October 31, and our fiscal years generally contain 52 weeks. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week year. As such, our prior years’ first quarter ended February 3, 2007 included an additional week, and the nine-month period ended August 4, 2007 contained 40 weeks, which compares to 39 weeks in the same period of the current year. In addition, years presented are fiscal years unless otherwise noted.
Outlook
     We continue to expect weak demand in many of our end markets for the foreseeable future. While there are also challenges in the cost environment, we are beginning to see some stabilization in the resin markets for the near term.
     During the second quarter, we established a framework for a strategic assessment. In June 2008, we completed that assessment and have created a roadmap for transforming Spartech’s performance for enhanced short-term results and long-term sustainable profit growth. Our strategic review included the development of comprehensive portfolio plans, organizational restructuring plans, manufacturing cost reduction plans, and other financial turnaround initiatives.
     We have reduced our labor by 10% and are trending ahead of our original estimate to save $16 million, with current annual savings expecting to be more than $20 million. We will complete the closure and transfer of business from our Mankato, Minnesota facility by the end of September 2008 which will result in annual savings of $3 million. In September 2008, we initiated the shut down of our St. Clair, Michigan facility and plan to relocate production to other Spartech Color and Specialty Compound operations. This consolidation, which we expect to have completed in October 2008, will require approximately $0.6 million in restructuring costs and result in approximately $2 million in annual savings when completed.
     Collectively these actions demonstrate our continued progress in addressing our overall cost structure and the reduction of our manufacturing footprint with more than $25 million of annualized savings from initiatives already started in 2008. We believe this progress will continue as we layer on additional improvements through the remainder of 2008 and into 2009 to support an enhanced short-term performance and long-term sustainable profit growth.

Consolidated Results
     Net sales were $350.3 million and $1,052.8 million for the three-month and nine-month periods ending August 2, 2008, respectively. These sales represent 3% decreases from the same periods of the prior year and were caused by:

	Three Months	Nine Months
Underlying volume	(17)%	(11)%
Volume loss from additional week in prior year	—	(3)
Creative Forming acquisition	3	3
Price/Mix	11	8

	(3)%	(3)%

     The decreases in underlying volume for both periods were caused by weak demand for durable goods, which have adversely impacted sales volume to our major markets, especially transportation, building and construction, and recreation and leisure. For the nine-month comparison, the volume loss from the additional week reflects 39 weeks in the first nine months of the current year compared to 40 weeks during the same period last year. The acquisition of Creative Forming, Inc. (“Creative”) during the fourth quarter of 2007 provided $10.5 million and $28.4 million of additional sales revenue during the three and nine-month periods ending August 2, 2008, respectively. The price/mix impact for the third quarter comparisons reflects a larger mix of higher margin packaging and military application products and a decline in sales of lower margin products sold to the automotive industry and other commodity type products. Additionally, both period comparisons reflects the pass-through of higher resin costs to customers as higher selling prices.
     The following table presents net sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the third quarter and first nine months of 2008 compared to the same periods in 2007. Cost of sales presented in the Consolidated Condensed Statements of Operations includes material and conversion costs and excludes amortization of intangible assets and restructuring and exit costs. The material and conversion cost components of cost of sales are presented in the following table, and we have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are generally passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended		Nine Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Dollars and Pounds (in millions)
Net sales	$350.3	$361.1	$1,052.8	$1,085.7
Material costs	235.7	237.2	710.3	702.7

Material margin	114.6	123.9	342.5	383.0
Conversion costs	79.9	82.9	248.5	252.2

Gross margin	$34.7	$41.0	$94.0	$130.8

Pounds Sold	302.7	358.4	955.1	1,084.3

Dollars per Pound Sold
Net sales	$1.158	$1.008	$1.102	$1.001
Material costs	.779	.662	.743	.648

Material margin	.379	.346	.359	.353
Conversion costs	.264	.232	.261	.233

Gross margin	$.115	$.114	$.098	$.120

     The above comparisons were impacted by the Creative acquisition. Excluding Creative, underlying material margin per pound increased 2¢ in the three-month comparison and were slightly higher in the nine-month comparison. The increase in the three-month comparison reflects a larger mix of higher margin food packaging and military application products and a decline in lower margin products sold to the automotive industry and other commodity type products. Excluding Creative, conversion costs decreased $6.5 million, or 8%, for the three-month comparison and $7.8 million, or 3%, for the nine-month comparison. This reduction in conversion costs reflects the benefits from our cost reduction initiatives. Conversion costs per pound sold increased 2¢ for both period comparisons due to a decrease in sales volume. We continue to manage our conversion costs based on the fluctuations in sales volumes as demonstrated by our cost savings initiatives.

     Selling, general and administrative expenses were $21.8 million and $67.3 million in the third quarter and first nine months of 2008, respectively, compared to $21.2 million and $61.4 million in the same periods of the prior year. This represents a $0.6 million and $5.9 million increase, respectively, over the same periods of the prior year. Both period comparisons were impacted by the $1.9 million charge from the resignation of our former President and Chief Executive Officer in the third quarter of 2007. Both comparisons also include additional selling, general and administrative expenses from the Creative acquisition. The nine-month period comparison reflects the extra week in the prior year. Excluding these factors, selling, general and administrative expenses increased approximately $1.9 million and $7.5 million in the third quarter and first nine months of 2008 comparisons, respectively. The increases in corporate expenses for both period comparisons reflect initial investments related to our improvement initiatives, including the Oracle/Business Process Improvement implementations, hiring new senior executives to strengthen our leadership team, and temporary third-party resources assisting in the improvement initiatives.
     Amortization of intangibles was $1.2 million and $3.9 million in the third quarter and first nine months of 2008, respectively, compared to $1.1 million and $3.3 million in the same periods of the prior year. These increases reflect the amortization of intangibles acquired with the Creative acquisition partially offset by the impact from intangibles that became fully amortized.
     Restructuring and exit costs were $0.9 million and $1.7 million in the third quarter and first nine months of 2008, respectively, compared to $0.2 million and $0.6 million in the same periods of the prior year. These increases reflect the impact of our 2008 restructuring initiatives. During the second quarter of 2008, the Company announced a restructuring initiative resulting in a reduction of 350 jobs, representing approximately 10% of the total workforce. As part of this initiative, the Company also announced plans to shut down production at its Packaging Technologies production facility in Mankato, Minnesota and to relocate this business to other Spartech production facilities. Completion of these labor reduction efforts, originally estimated to save $16 million and cost $3 million in restructuring expenses, should result in more than $20 million of annual savings.
     Interest expense, net of interest income, was $5.3 million and $15.5 million in the third quarter and first nine months of 2008, respectively, compared to $4.1 million and $13.1 million in the same periods of 2007. These increases were due to the increase in debt to fund the Creative acquisition, stock repurchases late in calendar 2007 and $0.5 million in costs related to our refinancing efforts, partially offset by a benefit from lower average interest rates.
     Our effective tax rate was 19.2% and 5.0% in the third quarter and the first nine months of 2008, respectively, compared to 38.7% and 37.7% in the same periods of the prior year. The decrease in the effective tax rate for both period comparisons is largely attributable to the recognition of previously unrecognized tax benefits upon the expiration of the statute of limitations period. Our effective tax rate for the first nine months was also positively impacted by domestic state and foreign tax law changes in the first quarter of 2008. The decrease in the effective tax rate for the prior year periods reflects the reinstatement of a research and development tax credit that had expired in 2006, but was retroactively extended by the U.S. government during our first quarter of 2007. We expect our 2008 annual effective tax rate to approximate 15% due primarily to the discrete items discussed above. For 2009, we expect our annual effective tax rate to approximate 36%.
     We reported net earnings of $4.4 million and $5.3 million in the third quarter and first nine months of 2008, respectively, compared to $8.8 million and $32.6 million in the prior year. These decreases reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $161.7 million and $475.7 million in the three-month and nine-month periods ending August 2, 2008, representing a 5% and 7% decrease, respectively, over the same periods of the prior year, which were caused by:

	Three Months	Nine Months
Underlying volume	(14)%	(11)%
Volume loss from additional week in prior year	—	(3)
Price/Mix	9	7

	(5)%	(7)%

     The decreases in underlying volume for both period comparisons were caused by lower sales of sheet due to continued weak demand in the domestic automotive, heavy truck, recreational vehicles, building and construction, and recreation and leisure markets. For the nine-month comparison, the volume loss from the additional week reflects 39 weeks in the first nine months of the current year compared to 40 weeks during the same period last year. The price/mix impact for the third quarter reflects a larger mix of higher margin military application sales and the pass through of higher resin costs to customers as higher selling prices. For the nine-month comparison, the price/mix impact reflects higher resin prices, some of which were passed through to customers as higher selling prices.
     This segment’s operating earnings were $6.8 million and $12.7 million in the third quarter and first nine months of 2008, respectively, compared to $12.3 million and $37.6 million in the same periods of the prior year. For the third quarter comparison, the $5.5 million decrease was primarily caused by a decrease in sales volume. For the nine-month comparison, the $24.9 million decrease in operating earnings was primarily due to a decrease in sales volume and higher resin costs, which were not fully reflected in selling prices primarily during the first quarter.
Packaging Technologies
     Net sales were $70.3 million and $205.8 million in the three-month and nine-month periods ending August 2, 2008, representing a 16% and 12% increase, respectively, over the same periods of the prior year which were caused by:

	Three Months	Nine Months
Underlying volume	(6)%	(4)%
Volume loss from additional week in prior year	—	(3)
Creative Forming acquisition	17	16
Price/Mix	5	3

	16%	12%

     The facilities within this segment primarily manufacture and sell custom-designed plastic packages to customers in the packaging market. However, some of our facilities comprising this segment also sell certain products into non-packaging markets. During the third quarter of 2008, approximately 70% of the sales volume in this segment represented sales to the packaging market. For the three-month comparison, underlying sales volume to the packaging market decreased 4%, and the remaining 2% decrease was primarily attributable to the portion of this segment which sells to non-packaging markets. For the nine-month comparison, the decrease in underlying volume largely reflects the impact from non-packaging markets, and the volume loss from the additional week reflects 39 weeks in the first nine months of the current year compared to 40 weeks during the same period last year. The acquisition of Creative during the fourth quarter of 2007 provided $10.5 million and $28.4 million of additional sales revenue during the three and nine-months periods ending August 2, 2008, respectively. The price/mix impact for both period comparisons reflects higher resin costs, some of which were passed through to customers as higher selling prices.
     This segment’s operating earnings were $4.5 million and $14.1 million in the third quarter and first nine months of 2008, respectively, compared to $5.1 million and $19.6 million in the same periods of the prior year. Excluding the impact from the Creative acquisition, underlying operating earnings in the third quarter and the first nine months decreased $1.5 million and $6.1 million, respectively, compared to the same periods in the prior year. For the three and nine-month comparisons, the underlying decreases in operating earnings were caused by the decreases in sales volume. Additionally, the decrease in operating earnings also reflects a lag in cost-based material price increases from indexed pricing arrangements.
Color and Specialty Compounds Segment
     Net sales were $101.0 million and $313.8 million in the three-month and nine-month periods ending August 2, 2008, representing a 10% and 5% decrease, respectively, over the same periods of the prior year which were caused by:

	Three Months	Nine Months
Underlying volume	(22)%	(13)%
Volume loss from additional week in prior year	—	(3)
Price/Mix	12	11

	(10)%	(5)%

     The decreases in underlying volume for both period comparisons were caused by lower sales of compounds across our end markets, including sales to domestic automotive customers, color concentrates to the packaging market, and sales to the electronics and recreation and leisure markets. For the nine-month comparison, the volume loss from the additional week reflects 39 weeks in the first nine months of the current year compared to 40 weeks during the same period last year. The price/mix impact for both period comparisons reflects improved mix due to the reduction in sales of less profitable business and higher resin costs that were passed through to customers as higher selling prices.
     This segment’s operating earnings were $6.4 million and $13.4 million in the third quarter and first nine months of 2008, respectively, compared to $7.9 million and $21.7 million in the same periods of the prior year. For the third quarter and nine-month comparisons, the $1.5 million and $8.3 million, respectively, decreases were primarily caused by a decrease in sales volume partially offset by an increased mix of higher margin color concentrate sales and a reduced mix of lower margin filled compounds serving the automobile market.
Engineered Products Group
     Net sales were $17.4 million and $57.6 million in the three-month and nine-month periods ending August 2, 2008, respectively, representing a 3% and 9% decrease, respectively, over the same periods of the prior year and were caused by:

	Three Months	Nine Months
Underlying volume	(8)%	(10)%
Volume loss from additional week in prior year	—	(3)
Price/Mix	5	4

	(3)%	(9)%

     The decreases in underlying volumes for both period comparisons were largely caused by lower sales volume of wheels to the lawn and garden market due to soft demand for lawn mowers in the current year partially offset by an increase in sales of profile products. For the nine-month comparison, the volume loss from the additional week reflects 39 weeks in the first nine months of the current year compared to 40 weeks during the same period last year. The price/mix impact reflects a larger mix of higher margin profile sales and the pass through of higher resin costs to customers as higher selling prices.
     This group’s operating earnings were $2.2 million and $7.4 million in the third quarter and first nine months of 2008, respectively, compared to $2.3 million and $8.8 million in the same periods of the prior year. The decreases in operating earnings were largely caused by the decline in sales volume of wheels to the lawn and garden market.
Corporate
     Corporate primarily includes corporate office expenses, such as information technology and professional fees. Corporate expenses are reported as selling, general and administrative expenses in the Consolidated Condensed Statement of Operations. Corporate expenses were $9.1 million and $26.4 million in the third quarter and first nine months of 2008, respectively, compared to $8.3 million and $21.2 million in the same periods of the prior year. Both period comparisons were impacted by the $1.9 million charge from the resignation of our former President and Chief Executive Officer in the third quarter of 2007. Excluding the impact of this charge, corporate expenses increased $2.7 million in the third quarter and $7.1 million during the first nine months of 2008. The increases in corporate expenses for both period comparisons largely reflect initial investments related to our improvement initiatives, including the Oracle/Business Process Improvement implementations, hiring new senior executives to strengthen our leadership team and temporary third-party resources assisting in the improvement initiatives. The nine-month period increase was partially offset by the inclusion of an additional week of expenses in 2007.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, pay down outstanding indebtedness, finance strategic business and outsourcing acquisitions, acquire treasury stock and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the nine months ended in 2008 and 2007:

	2008	2007
Cash Flows (in millions)
Net cash provided by operating activities	$50.8	$69.7
Net cash used for investing activities	(14.1)	(28.7)
Net cash used for financing activities	(37.6)	(43.1)
Effect of exchange rate changes	—	0.1

Decrease in cash and cash equivalents	$(0.9)	$(2.0)

     The $18.9 million decrease in net cash provided by operating activities is largely attributable to the decline in net earnings partially offset by working capital reductions achieved in the current year. We continue to focus on managing our working capital in the current year.
     Our primary investing activities are capital expenditures. Capital expenditures are primarily incurred to enhance our facilities for safety and environmental improvements, to maintain and improve productivity and to modernize and expand facilities. Capital expenditures for the first nine months of 2008 were $13.9 million, compared to $28.8 million for the same period of 2007. The $14.9 million decrease in capital expenditures was largely attributable to prior year capital investments, such as the expansion of our Mexico operation, the new production facility in Greenville, Ohio and a new line in our Packaging Technologies segment. In addition, capital expenditures declined due to a reduction in capital spending for our Oracle/Business Process Improvement implementation during 2008. We expect capital expenditures to approximate $18 million in 2008.
     Net cash used for financing activities in the current year includes $18.4 million to pay down debt, $9.7 million of treasury share purchases and $12.4 million to pay dividends, partially offset by $2.8 million received from director purchases of common stock.
Financing Arrangements
     As of August 2, 2008, we had $318.7 million of outstanding debt with a weighted average interest rate of 5.1%, of which 68% represented fixed rate instruments with a weighted average interest rate of 5.5%.
     Effective September 10, 2008, we amended our revolving credit agreement, 2006 senior notes, 2004 senior notes and Euro bank term loan. Under the amendments, each facility is now secured with collateral which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. Capacity under the revolving credit agreement is limited to $145,000 and will continue to be permanently reduced annually based upon repayments resulting from a percentage of excess cash flow realized by the Company. On September 10, 2008, we had cash and availability under our new financing arrangements of approximately $30 million.
     Under the amendments, we are restricted from entering into any non-permitted acquisitions, repurchasing shares of our common stock, paying dividends in excess of $1,650 per quarter and limited to the amount we can spend for capital expenditures. Pricing under the amendment for the revolving credit facility utilizes a grid structure based on leverage with initial pricing on LIBOR plus a margin of 2.25% or prime plus a margin of 1.25%. Pricing under the 2006 senior notes increased by 1.04% to 6.82% and pricing under the 2004 senior notes increased by 1.04% to 6.58%. Pricing under the Euro bank term loan utilizes a floating rate chosen by us equal to either the one-month, three-month, or six-month EURIBO rate plus a 2.25% borrowing margin.
     We anticipate that cash flows from operations, together with the financing and borrowings under our amended bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Cautionary Statements Concerning Forward-Looking Statements
     Statements in this Form 10-Q that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. These statements may be found above in Management’s Discussion and Analysis of Financial Condition and Results of Operations. This section includes statements about expected operating trends, future capital expenditures, expenditures for environmental compliance and anticipated cash flow and borrowings.
     “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations, include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact our operations and results include:
(a)	adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	our inability to achieve the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our planned improvement initiatives;

(e)	our inability to achieve the level productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(f)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(g)	our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(h)	restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(i)	possible asset impairment charges;

(j)	our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, or savings to be achieved in connection with announced production plant restructurings;

(k)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(l)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(m)	our inability to achieve operational efficiency goals or cost reduction initiatives;

(n)	our inability to develop and launch new products successfully;

(o)	possible weaknesses in internal controls; and

(p)	our ability to successfully complete the implementation of a new enterprise resource planning computer system and to obtain expected benefits from our system.
We assume no duty to update our forward-looking statements, except as required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Part I — Item 1A “Risk Factors” of our 2007 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2007, for additional disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of August 2, 2008, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Controls
     The Company is in the process of implementing a new Oracle/Business Process Improvement enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to have all phases completed in 2009. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. As of August 2, 2008, 21 manufacturing facilities have implemented the new ERP system, which resulted in some changes to the Company’s internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system are appropriate and effective. There were no other changes to internal controls during the quarter ended August 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
     In September of 2007, The Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. The maximum number of shares that may yet be purchased under this program is 19,300. There were no purchases of equity securities during the third quarter of 2008.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     In March 2008, the Company amended its revolving credit facility. The amendment was effective during the second and third quarters of 2008 and automatically terminated if the Company did not meet certain covenants, including a minimum adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”). For the third quarter 2008, the minimum adjusted EBITDA requirement was $24,000.
     Prior to the end of the third quarter, the Company further amended this agreement to waive the Company’s expected failure to comply with the minimum adjusted EBITDA requirement and certain other financial covenants. The Company entered into a 48-day waiver agreement to provide the necessary time to enter into a longer-term solution. The waiver agreement increased the interest rate on the outstanding borrowings under the revolving credit agreement during the waiver period to LIBOR plus 3.50%, reduced the aggregate commitments under the revolving credit agreement to $175,000, with capacity during the waiver period limited to $150,000, and limited dividends to $1,650 during any fiscal quarter. The Company paid members of the lender group a fee of $241 in connection with this waiver agreement. At August 2, 2008, the Company had $80,000 outstanding on its revolving credit facility.
     Prior to the expiration of the waiver period, the Company amended its revolving credit agreement. At the same time, the Company amended its 2006 senior notes, 2004 senior notes and Euro bank term loan.
Item 5. OTHER INFORMATION
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008.

Item 6. EXHIBITS
Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)
3.1	Restated Certificate of Incorporation of Registrant, as amended and restated effective March 9, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended April 29, 2006, filed with the SEC on June 8, 2006.

3.2	Bylaws of Registrant, as amended through June 27, 2008, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on July 2, 2008.

10.1	Executive Severance and Noncompetition Policy, as amended June 27, 2008.

10.2	Separation Agreement and Release effective July 25, 2008 between the Company and Jeffrey D. Fisher.

10.3	Waiver and Amendment Agreement to the Fourth Amended and Restated Credit Agreement effective August 1, 2008, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on August 6, 2008.

10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement dated September 10, 2008.

10.5	Note Purchase Agreement dated June 5, 2006 between the Company and purchasers of $50 million of the Company’s 5.78% Senior Notes.

10.6	Amended and Restated Note Purchase Agreement (Initially Dated as of June 5, 2006) dated September 10, 2008 6.82% Senior Notes due 2011.

10.7	Note Purchase Agreement dated September 15, 2004 between the Company and purchasers of $150 million of the company’s 5.54% Senior Notes.

10.8	Amended and Restated Note Purchase Agreement (Initially Dated as of September 15, 2004) dated September 10, 2008 6.58% Senior Notes due 2016.

10.9	Term Loan Agreement dated February 16, 2005 between the Company and Calyon New York Branch

10.10	Third Amendment to Term Loan Agreement dated September 10, 2008 between the Company and Calyon New York Branch

10.11	Intercreditor and Collateral Agency Agreement dated as of September 10, 2008 by and among Bank of America, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent, The Lenders Party Hereto, the Noteholders Party Hereto, and the Term Loan Lender Party Hereto, as Creditors.

10.12	Security Agreement dated as of September 10, 2008, by and among Bank of America, N.A., as Collateral Agent for the Secured Parties.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date: September 10, 2008	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)