Form 10-K
period 2008-11-01
SPARTECH CORP
filed 2009-01-14
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2008
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
(314) 721-4242
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.75 par value Title of each class	New York Stock Exchange Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 3, 2008): approximately $269.5 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,847,794 shares of Common Stock, $0.75 par value per share, outstanding as of January 9, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III of this Annual Report on Form 10-K).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED NOVEMBER 1, 2008

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-K that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact our operations and results include, but are not limited to:
(a)	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	material adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	further adverse changes in the domestic automotive markets, including potential bankruptcies of one or more of the major domestic automobile manufacturers or suppliers.

(e)	our inability to achieve the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our planned improvement initiatives;

(f)	our inability to achieve the level of productivity improvements, synergies, growth or other benefits anticipated from acquired businesses and their integration;

(g)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(h)	our inability to manage or pass-through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(i)	restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(j)	possible asset impairment charges;

(k)	our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, or savings to be achieved in connection with production plant restructurings;

(l)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(m)	adverse developments with work stoppages or labor disruptions, particularly in the automotive industry;

(n)	our inability to develop and launch new products successfully;

(o)	possible weaknesses in internal controls; and

(p)	our ability to successfully complete the implementation of a new enterprise resource planning computer system and to obtain expected benefits from our system.
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
     Spartech is organized into three reportable segments and one group of operating segments based on the products we manufacture. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds, with the remaining businesses grouped together in Engineered Products. Net sales, operating earnings (loss) and total assets attributable to each segment and group are disclosed in Note 16 to the consolidated financial statements. The percent of consolidated net sales by segment and group for 2008 were as follows: Custom Sheet and Rollstock (45%), Packaging Technologies (20%), Color and Specialty Compounds (30%) and Engineered Products (5%) in 2008. A description of the reportable segments and group of operating segments, including its principal products and markets, is summarized below.
     Custom Sheet and Rollstock
     The Custom Sheet and Rollstock segment manufactures plastic sheet, custom rollstock, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. We sell sheet and rollstock products principally through our own sales force, but we also use a limited number of independent sales representatives. We produce and distribute the products from facilities in the United States, Canada, Mexico and France. Finished products are formed by customers that use plastic components in their products. Our custom sheet and rollstock is utilized in several end markets including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, signs/advertising, aerospace and numerous other end markets.
     Packaging Technologies
     The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form which we extrude into rollstock or thermoform into an end product. We sell packaging products principally through our own sales force and produce and distribute the products from facilities in the United States.
     Color and Specialty Compounds
     The Color and Specialty Compounds segment is comprised of operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization by a large group of manufacturing customers servicing the automotive, building and construction, food/medical packaging, lawn and garden, electronics and appliances, and numerous other end markets. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. We also use colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. We sell the segment’s products principally through our own sales force, but we also use independent sales representatives. We produce and distribute these products from facilities in the United States, Canada, Mexico and France.
     Engineered Products
     The Engineered Products group consists of four operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure. The Spartech Wheels operating segment has three facilities in the United States and Mexico and manufactures a number of proprietary items, including thermoplastic tires and wheels for the medical, lawn and garden, refuse container, and toy markets. The Spartech Profiles operating segment has a facility in Canada that manufactures profile window frames and fencing for the building and construction market. The Spartech Townsend operating segment has a facility in the United States that manufactures and sells acrylic tubes and rods to a variety of industries. The Spartech Marine operating segment has a facility in the United States that manufactures and sells custom made doors, hatches, cabinets and windscreens to boat manufacturers. The principal raw materials used in our manufacturing of molded tires and wheels, profile and other engineered products are plastic resins in pellet form. Our products in this group are generally manufactured through injection molding or profile extrusion processes. We sell the group’s products principally through our own sales force, but we also use independent sales representatives and wholesale distributors.
Raw Materials
     The raw materials used in our production processes are largely plastic resins which are derivatives of crude oil or natural gas and are readily available from a number of suppliers. The Company has multiple sources of supply for our raw materials and is not significantly dependent on any one or a few suppliers. For additional information on the availability of raw materials and price increases in raw materials and energy costs, see Item 1A.
Production
     Spartech utilizes various types of production processes and methods. The principal production processes are extrusion, casting, compounding, calendering, printing, lamination and molding processes. Management believes the equipment, machinery and tooling used in these processes are of modern design and are well maintained.
Intellectual Property and Trademarks
     Spartech has various intellectual property and trademarks. The intellectual property includes certain product formulations. The trademarks protect names of certain of the Company’s products. These assets are significant to the extent they provide a certain amount of goodwill and name recognition in the industry. While proprietary intellectual property and trademarks are important to the Company, management believes the loss or expiration of any intellectual property right or trademark would not materially impact the Company or any of its segments.
Customer Base
     We sell our products to thousands of customers in a broad range of end markets, with our largest customer accounting for 5% of our 2008 sales dollars. Our top 25 customers represented approximately 39% of our 2008 sales dollars. Over 82% of our sales dollars are to companies operating in the United States. Based on our classification of end markets, packaging is our largest single market, accounting for approximately 27% of our 2008 sales dollars. The packaging market historically has experienced faster growth and less cyclicality than the other major markets served by plastics processors. In our opinion, we are not dependent upon any single customer and the loss of any one customer would not have a materially adverse effect on our business other than, potentially, on a temporary basis. However, the loss of several significant customers in any one year could adversely impact our operating results, cash flows and financial condition. The following table presents our sales dollar mix by end market for 2008 and 2007:

	2008	2007
Packaging	27%	23%
Transportation	19	21
Building and construction	18	17
Recreation and leisure	10	12
Sign and advertising	8	8
Appliance and electronics	7	7
Lawn and garden	6	6
Other	5	6

	100%	100%

Distribution
     Generally, we sell our products through our own sales force, but we also use a limited number of independent sales representatives and wholesale distributors.
Backlog
     We estimate that the total dollar value of our backlog of firm orders as of November 1, 2008 and November 3, 2007 was approximately $101.6 million and $120.0 million, respectively, all of which we expect to ship within one year. The estimated backlog by segment and group at November 1, 2008 and November 3, 2007 follows (in millions):

	2008	2007
Custom Sheet and Rollstock	$45.0	$56.5
Packaging Technologies	25.9	23.0
Color and Specialty Compounds	28.4	37.4
Engineered Products	2.3	3.1

	$101.6	$120.0

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
Employees
     Spartech had approximately 3,150 employees at the end of 2008 and management believes that the Company’s employee relations are favorable. Some of the Company’s employees are represented under collective bargaining agreements, but none of these agreements are considered significant.
Geographic Areas
     We operate in 38 manufacturing facilities in North America and one in Europe. Information regarding our operations in various geographic segments is discussed in Note 16 to the consolidated financial statements. Our Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
     During 2008, the Company announced its financial improvement plan including our manufacturing cost optimization and margin enhancement initiatives. A framework for a strategic assessment was established and a roadmap was created for improving the Company’s performance for enhanced short-term results and long-term sustainable profit growth. The strategic review included the development of comprehensive portfolio plans, organizational restructuring plans, manufacturing cost reduction plans, and other financial turnaround initiatives. As part of these initiatives, we announced two plant consolidations in 2008 which were completed in our fourth quarter: Mankato, Minnesota and St. Clair, Michigan.
Available Information
     We provide information without charge about our business, including news releases and other supplemental information, on our Web site. Our Web site address is www.spartech.com. In addition, we make available through our Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to our equity securities under Section 16(a) of the Securities Exchange Act are also available as soon as reasonably practicable after they have been filed with or furnished to the SEC. All of these materials can be found under the “Investor Relations” tab on our Web site. Our Web site also includes the following corporate governance materials, under the “Investor Relations” tab in the section, “Corporate Governance”: our Code of Business Conduct & Ethics for Directors, Officers, & Employees; our Code of Ethics for Chief Executive Officer and Senior Financial Officers; our Corporate Governance Guidelines; and charters of our Board of Director committees. These materials are also available on paper. Shareholders may request any of these documents by contacting our principal executive office. Information on our Web site does not constitute part of this report.
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
General economic conditions and the cyclical nature of our suppliers’ and customers’ businesses could adversely affect our sales, profitability, operating results and cash flows during economic downturns.
     General economic conditions and business conditions of our suppliers’ and customers’ industries affect the supply and demand for our products. The businesses of most of our suppliers and customers can be cyclical in nature and sensitive to changes in general economic conditions. In addition, political instability may lead to financial and economic instability, which could lead to deterioration in general global economic conditions. Continued downturns in the businesses that use our products, including North American automobile manufacturers, would adversely affect our sales. Currently, the North American automobile industry is characterized by significant overcapacity, fierce competition and declining sales. Continued downturns in general economic conditions may result in diminished product demand, excess manufacturing capacity and lower profit margins and could adversely affect our sales, operating results, cash flows and financial condition. Additionally, the loss of several significant customers could adversely impact our operating results, cash flows and financial condition.
We are subject to a number of restrictive covenants in our credit facilities; breaches of these covenants are events of default under our credit facilities and cause the acceleration of the majority of debt beyond our ability to pay.
     Our credit facilities contain a number of restrictive covenants, as described in more detail in Note 9 to the consolidated financial statements. These covenants require us to, among other matters, restrict the incurrence of additional indebtedness, satisfy certain ratios and net worth levels, limit the amount of our capital expenditures and dividends, and limit the sale of assets and merger transactions. If breached, these restrictive covenants would force us to negotiate with our bankers to waive the covenants and, if denied, could significantly impact our ability to operate our business. In addition, those covenants could limit our flexibility in making investments and acquisitions.
Access to funding through capital markets is an important part of our business plan, and if we are unable to maintain such access, we could experience a material adverse effect on our business and financial results.
     Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowing needs. The capital markets are currently experiencing a period of dislocation and instability as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. Reflecting the concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity.
Price increases in raw materials and energy costs could adversely affect operating results and financial condition.
     In 2008, raw material costs represented 74% of total costs of sales. We purchase various raw material resins derived from crude oil or natural gas to produce our products. The cost of these resins has been highly volatile in the last few years with significant price increases. This volatility of resin costs is expected to continue and may be affected by a number of factors including the base cost of oil and natural gas, political instability or hostilities in oil-producing countries, vendor consolidations, exchange rates between the U.S. dollar and other currencies and changes in supply and demand. The direction and degree of future resin cost changes and our ability to manage such changes is uncertain. As a result, quick changes is prices and ultimate higher crude oil and natural gas costs could lead to declining margins, operating results, cash flows and financial condition.

We may incur significant charges or be adversely impacted by the closure of all or part of a manufacturing facility.
     We periodically assess the cost structure of our manufacturing facilities to manufacture and sell our products in the most efficient manner. Based on our assessments, we may make capital investments to move, discontinue manufacturing capabilities, or close all or part of a manufacturing facility. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these investments which could result in an adverse impact on our operating results, cash flows and financial condition.
We operate in a highly competitive marketplace, which could adversely affect our sales and financial condition.
     We compete on the basis of quality, price, product availability and security of supply, product development and customer service. Some competitors are larger than we are in certain markets and may have greater financial resources that allow them to be better positioned to withstand changes in our industry. Our competitors may introduce new products based on alternative technologies that may be more competitive causing us to lose customers which would result in a decline in our sales volume and earnings. Our customers demand high quality and low cost products and services. The cost and availability of energy and strategic raw materials may continue to deteriorate domestically while improving in the international market. Given the global marketplace in which we compete, competition could cause us to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on our results of operations, cash flows and financial condition.
We have a significant amount of goodwill, other intangibles, and fixed assets and any future asset impairment charges could adversely impact our results of operations.
     During the fourth quarter of 2008, we recorded $254 million of goodwill, other intangible and fixed asset impairments in accordance with Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In addition to our annual goodwill impairment test, the occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that an asset or reporting unit may be sold or disposed of, would require us to perform future impairment analyses as required under SFAS 142 and SFAS 144. These types of events and the resulting analysis could result in additional impairments of goodwill, other intangibles and fixed assets which could adversely impact our results of operations.
We are in the process of implementing a new Oracle/Business Process Improvement enterprise resource planning (“ERP”) computer system which could cause substantial business interruption that could adversely impact our operating results.
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
     In the past several years, we have made strategic acquisitions intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipated when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.
Our foreign operations subject us to economic risk as our results of operations may be adversely affected by foreign currency fluctuations and changes in local government regulations and policies.
     We sell, manufacture and purchase products in foreign markets as well as hold assets and liabilities in these jurisdictions. Changes in the relative value of foreign currencies to U.S. dollars to which we are exposed, specifically the Euro, Canadian dollar and Mexican peso, occur from time to time and could have an adverse impact on our operating results and the book value of our net assets within these jurisdictions.
We are part of an environmental investigation initiated by the New Jersey Department of Environmental Protection and the USEPA in 2003, and if our liability is materially different from the amount accrued, it could impact our results of operations.
     We operate under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off our properties. In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection

Agency (“USEPA”) initiated an investigation related to over 70 companies, including one of our subsidiaries, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2006, the USEPA asked the group to assume the responsibility for completing the study. As of November 1, 2008, we had $0.5 million accrued related to our share of the funding and related legal expenses of the study. We expect the group’s commitment to continue over the next five years, the expected timeframe of the study. Due to uncertainties inherent in this matter, we are unable to estimate our potential exposure, including possible remediation or other environmental responsibilities that may result from this matter which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that our ultimate liability resulting from this issue could materially differ from the November 1, 2008 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on our results of operations could be material to any specific period.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     We operate in 39 manufacturing facilities located in the United States, Canada, France and Mexico, with 17 facilities in the Custom Sheet and Rollstock segment, five in the Packaging Technologies segment, 11 facilities in the Color and Specialty Compounds segment and six facilities in the Engineered Products group. Our manufacturing locations are owned or occupied under operating or capital leases. Additional information regarding our operations within the various geographic segments is discussed in Note 16 to the consolidated financial statements. In addition, we lease office facilities for our corporate headquarters in St. Louis, Missouri and administrative offices in Washington, Pennsylvania.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Spartech Corporation’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SEH”. There were approximately 1,250 shareholders of record at January 9, 2009. The following table sets forth the high and low prices of the common stock and cash dividends per common share for each quarter of 2008 and 2007:

Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2008
High	$16.35	$16.43	$11.89	$14.51
Low	9.90	7.51	8.27	4.34

Dividends declared	$.135	$.135	$.05	$.05

2007
High	$30.71	$30.54	$28.75	$22.81
Low	24.57	25.06	20.94	14.41

Dividends declared	$.135	$.135	$.135	$.135
     As discussed in Note 9 to the consolidated financial statements, the Company amended its revolving credit agreement, its 2006 Senior Notes, its 2004 Senior Notes and its Euro bank term loan. Under the amendments, the Company is restricted from paying dividends in excess of $1,650 per quarter effective September 10, 2008. The Company’s Board of Directors periodically reviews the dividend policy based upon the Company’s financial results and cash flow projections.
     There were no purchases of equity securities during the fourth quarter of 2008 and no further repurchases are allowed under our amended debt agreements discussed in further detail in Item 7 and in Note 9 to the consolidated financial statements.

Item 6. SELECTED FINANCIAL DATA
     The selected financial and other data below presents consolidated financial information of Spartech Corporation and subsidiaries for the last five years and has been derived from our audited consolidated financial statements, except as otherwise noted. Our operating history includes significant acquisitions. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto.

	Year Ended
	2008 (a)		2007 (a)	2006	2005	2004 (a)
	(in thousands, except per share, per pound, and employee data)
Statement of Operations Data:
Net Sales:
In Dollars	$1,398,893		$1,451,983	$1,485,597	$1,396,860	$1,121,725
In Volume (pounds) (b)	1,236,000		1,436,000	1,460,000	1,472,000	1,383,000
Gross Margin (c)	$125,878		$163,581	$176,537	$153,477	$155,947
Depreciation and Amortization	47,201		43,069	40,698	39,380	33,704
Operating Earnings (Loss) (d)	(228,332)		72,439	91,424	57,869	90,854
Interest Expense	20,574		17,629	20,981	25,195	25,436
Net Earnings (Loss) (d) (e)	(192,112)		33,846	38,798	18,263	40,857

Per Share Information:
Earnings (Loss) per Share-Diluted	$(6.35)		$1.05	$1.20	$.57	$1.28
Dividends Declared per Share	.37		.54	.50	.48	.44
Book Value per Share(b)	7.42		14.37	13.78	12.93	12.81

Balance Sheet Data:
Working Capital (f)	$99,224		$131,835	$136,544	$171,459	$198,253
Working Capital as a percentage of Net Sales (b)	7.1%		9.1%	9.2%	12.3%	17.7%
Total Debt	$274,654		$334,283	$289,223	$379,955	$474,091
Total Assets	762,419		1,110,871	1,041,794	1,071,826	1,133,284
Shareholders’ Equity	226,790		439,280	442,693	413,760	412,374

Ratios/Other Data:
Cash Flow from Operations	$96,612		$104,011	$127,543	$105,018	$31,647
Capital Expenditures	17,276		34,743	23,966	39,265	35,003
Operating Earnings (Loss) per pound sold (b)	(18.5	) ¢	5.0 ¢	6.3 ¢	3.9 ¢	6.6 ¢
Total Debt to Total Debt and Equity (b)	54.8%		43.2%	39.5%	47.9%	53.5%
Number of Employees (b)	3,150		3,600	3,425	3,500	3,750
Common Shares:
Outstanding at Year-End	30,564		30,565	32,124	31,988	32,180
Weighted Average-Diluted	30,264		32,180	32,297	32,311	33,468

Notes to table:

(a)	Our fiscal year ends on the Saturday closest to October 31. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week year. On September 14, 2007, the Company acquired Creative Forming, Inc., (“Creative”) based in Ripon, Wisconsin. See Note 2 to the consolidated financial statements for further details on this acquisition. On October 1, 2004, the Company acquired three divisions of VPI based in Sheboygan, Wisconsin.

(b)	Amounts are unaudited.

(c)	Calculated as net sales less cost of sales. Gross margin excludes the impact of amortization expense.

(d)	2008 operating loss and net loss were impacted by charges of $256.5 million ($199.0 million net of tax) relating to goodwill impairments of $238.6 million ($185.2 million net of tax), fixed asset and other intangible asset impairments of $15.5 million ($12.3 million net of tax), and restructuring and exit costs of $2.3 million ($1.5 million net of tax). 2007 operating earnings and net earnings were impacted by charges of $4.7 million ($2.9 million net of tax) relating to a separation agreement with our former Chief Executive Officer of $1.9 million ($1.1 million net of tax), an intangible asset impairment of $1.6 million ($1.0 million net of tax) and restructuring and exit costs of $1.3 million ($0.8 million net of tax). 2006 operating earnings and net earnings were reduced by charges of $5.0 million ($4.3 million net of tax) related to restructuring and exit costs of $1.9 million ($1.2 million net of tax) and goodwill impairment of $3.2 million ($3.2 million net of tax). 2005 operating earnings and net earnings were reduced by charges of $20.1 million ($14.0 million net of tax) related to restructuring and exit costs of $10.1 million ($6.6 million net of tax), a retirement settlement with our former Chief Executive Officer of $3.6 million ($2.3 million net of tax), fixed asset charges of $1.9 million ($1.2 million net of tax) and goodwill impairment of $4.5 million ($4.0 million net of tax). 2004 operating earnings and net earnings were reduced by fixed asset charges of $3.5 million ($2.2 million net of tax).

(e)	2006 net earnings were reduced by a $5.5 million ($3.4 million net of tax) charge related to the early extinguishment of our convertible subordinated debentures.

(f)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations contains “forward-looking statements”. You should read the following discussion of our financial condition and results of operations with “Selected Financial Data” and our consolidated financial statements and related notes thereto. We have based our forward-looking statements about our markets and demand for our products and future results on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements” and Item 1A.
Business Overview
     Spartech is an intermediary processor of engineered thermoplastics which converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds, and injection molded and profile extruded products for customers in a wide range of markets. We have facilities located throughout the United States, Canada, Mexico and Europe that are organized into three segments and one group as follows:

% of
2008 Sales
Custom Sheet and Rollstock	45
Packaging Technologies	20
Color and Specialty Compounds	30
Engineered Products	5
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
Executive Summary
     Our loss in 2008 was significantly impacted by $238.6 million of non-cash goodwill impairments, $15.5 million of asset impairments, and $2.3 million of restructuring and exit costs. Excluding the impact of asset impairments and restructuring and exit costs, our operating earnings of $28.1 million in 2008 were $47.1 million lower than the prior year. This decrease was primarily caused by a significant decline in our sales volumes from weak end market demand. Most of our sales volume declines occurred in our end markets which are more sensitive to discretionary spending including the transportation and recreation and leisure markets, and residential sector of the building and construction market. Our 2008 earnings were also adversely impacted by significant increases in resin costs which were not passed to customers as higher selling prices in a timely manner, particularly in the earlier portion of 2008. The adverse impacts of our lower sales volume and resin increases were offset somewhat by the positive impact from our turnaround initiatives including our manufacturing cost optimization and margin enhancement initiatives. Our manufacturing cost optimization initiative includes our labor reduction efforts and plant consolidations. Our margin enhancement initiative is comprised of activities associated with improving margins on unprofitable customers, improving our commercial practices to reflect changes in resin costs in customer selling prices in a timely manner and consolidation of our procurement function. We earned higher gross margins per pound sold in the later portions of 2008 because of the positive impact of these initiatives.
     Our cash flow performance in 2008 was solid despite our earnings decline. We generated $96.6 million in cash flow from operations in 2008 which included $37.6 million from reductions in working capital balances. We used this cash flow to invest $17.3 million in capital expenditures, pay down debt of $57.2 million, pay dividends of $13.9 million and acquire net treasury stock of $6.9 million.
Outlook
     We expect a turbulent economy for the foreseeable future and we have undertaken several actions to address this environment. Our operating plans assume the global economic recession will continue through 2009 and that end market demand will remain weak through this period. We believe our aggressive cost reduction actions and financial discipline will enable us to effectively manage through the challenging economy. We expect to emerge from this environment a stronger and better positioned Company to support future long-term profitable growth.
Results of Operations
Comparison of 2008 and 2007
Consolidated Summary
     Net sales were $1,398.9 million and $1,452.0 million in 2008 and 2007, respectively, representing a 4% decrease in 2008. The decrease was caused by:

Underlying volume	(13)%
Prior year additional week	(2)
Creative acquisition	3
Price/Mix	8

(4)%

     Our underlying volume decreased 191 million pounds, or 13%, because of lower end market demand and decreases in discretionary spending in the economy. Of the 191 million pounds decrease, 61% occurred in the transportation and recreation and leisure markets. Our volume sold to the transportation market declined 25% from the prior year due mostly to lower volumes to the automotive sector. Volume sold to the recreation and leisure market was lower by 20%, reflecting decreases in sales to recreational vehicles, pools, spas and marine sectors of this market. Most of the remaining 39% of our underlying volume decrease occurred in the packaging market which declined 10% from the prior year and our building and construction market which was lower by 6% from the prior year. The decrease in the packaging market was caused by lower purchases in the industrial and food packaging sectors of this market, and the decrease in the building and construction market reflected lower sales to the residential sector which were partially offset by an increase in volume sold to the commercial sector of this market.
     The decrease in volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks in 2008. The increase from the Creative acquisition represents the full-year impact of sales dollars from this acquisition which occurred in September 2007. Our sales comparison benefited from price/mix due mostly to increases in sales dollars from the pass-through of resin cost increases.
     The following table presents net sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2008 and 2007. Cost of sales presented in the consolidated statements of operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion cost components of cost of sales are presented in the following table. We have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2008	2007
Dollars and Pounds (in millions)
Net sales	$1,398.9	$1,452.0
Material costs	948.2	952.1

Material margin	450.7	499.9
Conversion costs	324.8	336.3

Gross margin	$125.9	$163.6

Pounds Sold	1,236	1,436

Dollars per Pound Sold
Net sales	$1.132	$1.011
Material costs	0.767	0.663

Material margin	0.365	0.348
Conversion costs	0.263	0.234

Gross margin	$0.102	$0.114

     The increases in net sales and material costs per pound in 2008 were caused by significant increases in our resin costs during the year which we passed along to customers as higher selling prices. The 1.7 cent per pound increase in material margin reflects sales mix changes and the positive impact of our margin enhancement initiative. Our conversion costs per pound increased 2.9 cents because of the decrease in sales volume. Excluding the Creative acquisition, our conversion cost dollars decreased 7% due to the volume decline and the impact of our manufacturing cost optimization initiative on reducing our labor-related costs. Labor-related costs represent approximately half of our total conversion costs, and this initiative resulted in approximately $15 million of lower labor costs in 2008. We expect another $10 million of lower labor costs in 2009 compared to 2008 due to the full year impact of our initiative.
     Selling, general and administrative expenses were $92.6 million in 2008, representing an $8.7 million increase over the prior year. The increase was caused by the full-year impact of our Creative acquisition, higher information technology expenses to support our company-wide Oracle information system implementation, higher professional fees to support our turnaround initiatives and higher bad debts expense, the impacts of which were partially offset by the extra week and a charge associated with the resignation of the Company’s former President and Chief Executive Officer, both of which occurred in 2007.
     Amortization of intangibles was $5.2 million in 2008 compared to $4.5 million in 2007. The increase was due to the prior year Creative acquisition. We estimate a decrease to $4.5 million of amortization in 2009, which reflects the impact of our current year asset impairments and certain assets that became fully amortized in 2008.
     The $238.6 million of goodwill impairments and $15.5 million of fixed asset and other intangible asset impairments in 2008 reflect non-cash charges which were incurred in our Custom Sheet and Rollstock, Color and Specialty Compounds and Engineered Products business segments and group. Additional details regarding these impairment charges are discussed in Notes 4 and 5 to the consolidated financial statements.
     Restructuring and exit costs were $2.3 million in 2008 and $1.3 million in 2007. The 2008 costs are mostly comprised of employee severance, equipment moving expenses and accelerated depreciation resulting from the Company’s manufacturing cost optimization initiative. For announced restructuring initiatives as of November 1, 2008, the Company expects to incur approximately $1.8 million of additional restructuring costs, primarily cash-related equipment moving and installation expenses. The 2007 costs primarily represent employee severance, equipment moving expenses and accelerated depreciation associated with the shut-down of three former sheet production facilities and the movement of the business into the Company’s newly constructed facility in Greenville, Ohio.
     The Company reported a $228.3 million operating loss in 2008 which compared to $72.4 million of operating income in 2007. The $300.8 million decrease reflected the $238.6 million goodwill impairment in 2008, the $14.0 million increase in fixed asset and other intangible asset impairments and $1.1 million increase in restructuring and exit costs. The remaining $47.1 million decrease was caused by the decline in sales volume which was mitigated somewhat by higher material margins and reductions in conversion costs.
     Interest expense, net was $20.6 million in 2008 and $17.6 million in 2007. The higher expense in 2008 was due to the increase in debt to fund the Creative acquisition and stock repurchases during the fourth quarter of 2007 and the first quarter of 2008.
     Our effective tax rate in 2008 was impacted by the significant goodwill impairments, some of which were not tax deductible. Excluding the goodwill impairments, our effective tax rate was 32% in 2008 which compared to 38% in 2007. Our 2008 effective tax rate was positively impacted by domestic state and foreign tax law changes in the first quarter of 2008. We estimate our 2009 tax rate to be in the approximate range of 38% to 39%.
     We reported a net loss of $192.1 million in 2008 and net earnings of $33.8 million in 2007. These amounts reflect the impact of the items previously discussed.

Custom Sheet and Rollstock Segment
     Net sales were $637.1 million and $674.8 million in 2008 and 2007, respectively, representing a 6% decrease in 2008. This decrease was caused by:

Underlying volume	(12)%
Prior year additional week	(2)
Price/Mix	8

(6)%

     Most of our underlying volume decrease in this segment occurred in the transportation, recreation and leisure and building and construction markets. Volume sold to the transportation market decreased 22% and occurred within the automotive and heavy truck sectors of this market. The segment’s volume to the recreation and leisure market was lower by 22% reflecting lower sales of recreational vehicles, spas, pools and marine products. We experienced an 18% decline in volume to the building and construction market from decreases in sales of residential construction-related products. The price/mix benefit was mostly from sales dollar increases from the pass-through of resin cost increases.
     This segment reported an operating loss of $100.1 million in 2008 and operating income of $44.2 million in 2007. This comparison reflects $119.2 million of asset impairments in 2008. The remaining $25.1 million decrease in operating earnings was caused by the lower volume and lower material margins in the early portion of 2008 because of a significant increase in resin costs that were not passed along to customers in a timely manner. These adverse factors were partially offset by lower costs from our manufacturing cost optimization initiative and higher margins from our margin enhancement initiative in the later portion of 2008.
Packaging Technologies Segment
     Net sales were $274.4 million and $253.7 million in 2008 and 2007, respectively, representing an 8% increase in 2008. This increase was caused by:

Underlying volume	(8)%
Prior year additional week	(2)
Creative acquisition	13
Price/Mix	5

8%

     The decrease in underlying volume reflected a 7% decline to packaging-related markets, which represent approximately three-fourths of this segment’s total sales, and a 13% decline in the remaining portion of this segment sold to non-packaging related markets. Our Creative acquisition provided additional sales of $34.1 million in 2008 versus 2007. The price/mix benefit was mostly from sales dollar increases from the pass-through of resin cost increases.
     Operating earnings were $18.8 million in 2008 compared to $26.1 million in 2007. This decrease was caused by the decline in volume and lower underlying material margins from significant increases in resin costs in 2008 that were not passed along to customers in a timely manner due largely to indexed pricing arrangements. These factors were partially offset by additional earnings contributed from Creative and benefits from our manufacturing cost optimization initiative.
Color and Specialty Compounds Segment
     Net sales were $414.0 million and $446.8 million in 2008 and 2007, respectively, representing a 7% decrease in 2008. This decrease was caused by:

Underlying volume	(16)%
Prior year additional week	(2)
Price/Mix	11

(7)%

     Approximately three-fourths of the sales volume decline in this segment occurred from lower sales of compounds to the automotive market and industrial packaging market. These sectors of our end markets represented about half of this segment’s sales volume and were lower by 27% and 23% for automotive and industrial packaging, respectively, from 2007. These losses were somewhat mitigated by an increase in volumes sold to the commercial construction market. The price/mix benefit was mostly from sales dollar increases from the pass-through of resin cost increases.

     This segment reported an operating loss of $98.0 million in 2008 and operating income of $23.1 million in 2007. This comparison reflects $112.7 million of asset impairments in 2008. The remaining $8.4 million decrease in operating earnings was caused by the lower volume which was offset somewhat by higher material margins from improved mix and our margin enhancement initiative and lower costs from our manufacturing cost optimization initiative.
Engineered Products Group
     Net sales were $73.4 million and $76.7 million in 2008 and 2007, respectively, representing a 4% sales decrease in 2008. This decrease was caused by:

Underlying volume	(5)%
Prior year additional week	(2)
Price/Mix	3

(4)%

     The underlying volume decline in this group was primarily caused by lower sales of lawn mower wheels due to decreases in discretionary spending in the economy. The price/mix benefit mostly resulted from sales dollar increases from the pass-through of resin cost increases.
     This group reported a $13.3 million operating loss in 2008 versus $9.6 million of operating income in 2007. Of the $22.9 million decrease, $21.6 million was caused by 2008 asset impairments. The remaining $1.3 million resulted from the lower volume of lawn mower wheels sold.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated statements of operations and include corporate office expenses, information technology costs, professional fees and the impact of foreign currency exchange. Corporate expenses were $35.8 million in 2008 compared to $30.6 million in the prior year. Corporate expenses increased in 2008 from higher depreciation expense, information technology related costs associated with our company-wide Oracle information system implementation and higher professional fees to support our turnaround initiatives.
Comparison of 2007 and 2006
Consolidated Summary
     Net sales were $1,452.0 million and $1,485.6 million for the years ended 2007 and 2006, respectively, representing a 2% decrease in 2007. The causes of this percentage decrease were as follows:

Underlying volume	(4)%
Volume from additional week	2
Acquisition of business	—
Price/Mix	—

(2)%

     The decrease in underlying volume was caused by lower sales of compounds to the automotive sector of the transportation market, color concentrates to the packaging market and lower sales of sheet to the recreation and leisure market, the residential sector of the building and construction market and the heavy truck and automotive sectors of the transportation market. These declines were partially offset by increases in sales of thermoformed product to the packaging market, sheet to the refrigeration sector of the appliance and electronics market and compounds to the commercial building and construction market. Disruptions from the Greenville sheet consolidation also contributed to the decline in sales volume during 2007. Sales volume from the additional week reflects 53 weeks of sales activity in 2007 compared to 52 weeks in 2006. The price/mix impact was flat, reflecting a benefit from an increase in sales mix of thermoformed product offset by the impact from lower average resin costs in 2007 versus 2006 which were passed through to customers as lower selling prices.
     The following table presents sales, components of cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2007 and 2006. Cost of sales presented in the consolidated statements of operations includes material and conversion costs and excludes amortization of intangible assets. The material and conversion cost components of cost of sales are presented in the following table. We have not presented these components as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2007	2006
Dollars and Pounds (in millions)
Net sales	$1,452.0	$1,485.6
Material costs	952.1	968.3

Material margin	499.9	517.3
Conversion costs	336.3	340.8

Gross margin	$163.6	$176.5

Pounds Sold	1,436	1,460

Dollars per Pound Sold
Net sales	$1.011	$1.017
Material costs	0.663	0.663

Material margin	0.348	0.354
Conversion costs	0.234	0.233

Gross margin	$0.114	$0.121

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
     Selling, general and administrative expenses were $83.8 million in 2007, representing an $8.5 million increase over 2006. The 2007 expenses include a $1.9 million charge associated with the resignation of the Company’s former President and Chief Executive Officer in the third quarter of 2007, a $2.8 million foreign currency net loss due to a weaker U.S. dollar during 2007 and $0.4 million of selling, general and administrative expenses reported in our Creative business. In our fourth quarter of 2007, we restructured our U.S. dollar investment previously held by our Canadian operations which will mitigate the majority of our consolidated foreign currency exposure that caused the net currency losses in 2007. Excluding these factors, selling, general and administrative expenses increased $3.6 million in 2007 due primarily to a $2.5 million increase in information technology-related costs, including depreciation expense, associated with our company-wide Oracle information system implementation, higher professional fees and the impact from the inclusion of an additional week during 2007, all of which were partially offset by lower incentive compensation expenses.
     In the first quarter of 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, and no expense related to stock options was recognized in our results of operations. We implemented SFAS 123(R) using the modified prospective transition method, which requires the expensing of stock options upon adoption without restating prior periods. Stock-based compensation was $2.9 million in 2007, of which $2.6 million was recognized in selling, general and administrative expenses and $0.3 million was recorded as cost of sales. In 2006, stock-based compensation expense was $2.8 million, of which $2.5 million was recognized in selling, general and administrative expenses and $0.3 million was recorded as cost of sales.
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
     Operating earnings for 2007 were $72.4 million compared to $91.4 million in 2006, representing a $19.0 million decrease. The decrease in operating earnings is largely attributable to the $13.0 million decrease in gross margin and the $8.5 million increase in selling, general, and administrative expenses, partially offset by the reduction in goodwill impairment charges.
     Interest expense, net was $17.6 million in 2007 compared to $21.0 million in 2006. The decrease in interest expense was due to the benefit realized from our focused efforts on debt reduction and the extinguishment of our convertible subordinated debentures in 2005, partially offset by the increase in debt to fund the Creative acquisition and stock repurchases during the fourth quarter of 2007. Interest expense also benefited from lower average interest rates during 2007.
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

(5)%

     The decrease in underlying volume was primarily due to weak demand in the durable goods markets which adversely impacted our volume sold to the heavy truck, residential construction, automotive, recreational vehicles and pool and spa sectors of our end markets. These declines were partially offset by increases in sales of material handling sheet to the industrial packaging industry and sales of sheet from our Mexico facility to the refrigeration sector of the appliance and electronics market. Two-thirds of the underlying volume decline occurred at our three facilities being consolidated into our newly constructed Greenville facility. These facilities mostly produce polyethylene-based product for many of the aforementioned weak markets. The price/mix impact reflects lower average resin costs in 2007 versus 2006 which were passed through to customers as lower selling prices and the impact from a lower mix of higher priced sheet, particularly in the heavy truck, recreation and leisure and pool and spa sectors of our end markets.
     This segment’s operating earnings in 2007 were $44.2 million which compared to $54.3 million in 2006. The decrease in operating earnings in 2007 was impacted by a $0.9 million increase in restructuring and exit costs associated with the Greenville consolidation. Excluding the impact of restructuring and exit costs, operating earnings decreased $9.2 million in 2007 over 2006, of which $5.9 million occurred at the three plants impacted by the Greenville consolidation. The reduction in operating earnings in 2007 was caused by the decline in sales volume along with a 1.1¢ reduction in gross margin per pound sold which reflects a 0.7¢ decrease in material margin per pound sold and a 0.4¢ increase in conversion costs per pound sold. Material margin per pound decreased because of higher resin costs in the second half of the year which we were not able to fully pass on to our customers as higher selling prices due to a soft demand environment. The disruption associated with our Greenville sheet consolidation combined with the significant increase in polyethylene prices in the second half of 2007 also contributed to the decline in material margin. Despite a benefit received from a shift in sales mix to lower cost plants, conversion cost per pound sold increased due to a decrease in volume that exceeded our reductions in conversion costs.
Packaging Technologies Segment
     Net sales were $253.7 million and $234.0 million in 2007 and 2006, respectively, representing an 8% increase in 2007. This increase was caused by:

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
     This segment’s operating earnings were $26.1 million in both 2007 and 2006. Operating earnings in 2007 includes a $1.6 million impairment charge related to the impairment of the Pfizer customer-related intangible asset acquired with the Creative business. Excluding this impairment and a benefit from Creative’s operating results. Operating earnings increased $0.9 million in 2007 over 2006 due to the increase in underlying sales volume.
Color and Specialty Compounds Segment
     Net sales were $446.8 million and $463.0 million in 2007 and 2006, respectively, representing a 4% decrease in 2007. This decrease was caused by:

Underlying volume	(4)%
Volume from additional week	2
Price/Mix	(2)

(4)%

     The decrease in underlying volume was caused by lower sales of compounds to the domestic automotive sector of the transportation market and color concentrates to the packaging market partially offset by an increase in sales of commercial roofing applications. The decrease in price/mix was largely caused by lower average resin costs in 2007 compared to 2006 which we passed through to customers as lower selling prices and a reduction in the sales mix of color concentrates which have a higher than average selling price per pound sold.
     Operating earnings for this segment were $23.1 million in 2007 and $28.3 million in 2006. The decrease in operating earnings was primarily caused by the decrease in underlying volumes coupled with a 1.0¢ drop in gross margin per pound sold. The drop in gross margin per pound was caused by rising resin costs in the second half of the year coupled with soft demand which prevented us from fully passing on the cost increases as higher selling prices, a lower mix of higher margin color concentrates as well as $3.3 million of inventory adjustments in the fourth quarter of 2007. A portion of the $3.3 million resulted from the correction of an error identified by our system implementation process and another portion from a decision to liquidate certain scrap inventory. Operating earnings in 2007 also reflect a $1.5 million decrease in restructuring and exit costs from the 2006 Donora consolidation.
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

     This group’s operating earnings in 2007 were $9.6 million compared to $4.5 million in 2006. The increase in operating earnings reflects a $3.2 million write-off of goodwill related to our profile’s business in 2006. Excluding the impact of the 2006 Goodwill impairment, operating earnings increased $2.0 million which was driven by the profitability improvement in our wheels business.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated statements of operations and include corporate office expenses, information technology costs, professional fees and the impact of foreign currency exchange. Corporate expenses were $30.6 million in 2007 compared to $21.9 million in 2006. In 2007, corporate expenses were impacted by the $1.9 million charge from the resignation of our former President and Chief Executive Officer and a $2.5 million increase in foreign currency losses due to a weakening U.S. dollar. Excluding the impact from these items, corporate expenses increased $4.4 million in 2007 from higher depreciation expense and information technology-related costs associated with our company-wide Oracle information system implementation, higher professional fees and the impact from an additional week of expenses, all of which were partially offset by lower incentive compensation expenses.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business and outsourcing acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents in 2008, 2007 and 2006:

	2008	2007	2006
Cash Flows (in millions)
Net cash provided by operating activities	$96.6	$104.0	$127.5
Net cash used for investing activities	(17.5)	(96.0)	(21.5)
Net cash used for financing activities	(80.4)	(10.0)	(105.2)

(Decrease)/Increase in cash and cash equivalents	$(1.3)	$(2.0)	$0.8

     Net cash provided by operating activities was $96.6 million in 2008 compared to $104.0 million in the prior year. Reductions in net working capital funded $37.6 million and $14.2 million in 2008 and 2007, respectively. Excluding the net working capital reductions, net cash provided by operating activities was lower by $30.8 million in 2008, reflecting lower current year earnings. We continued our focus on managing working capital in the current year. Our days sales outstanding, inventory turns and days payable outstanding were 49.1, 11.4 and 45.2, respectively, at October 2008 compared to 50.6, 11.1 and 43.3, respectively, at October 2007. The improvements in these metrics led to a reduction in our working capital as a percentage of trailing-two months of net sales from 8.8% at the end of fiscal 2007 to 7.3% at the end of fiscal 2008.
     Our primary investing activity in 2008 was capital expenditures. Capital expenditures are primarily incurred to enhance our facilities for safety, to improve productivity, and to modernize and expand facilities. Capital expenditures in 2008 were $17.3 million compared to $34.7 million in 2007. The $17.5 million decrease was largely attributable to the new production facility in Greenville, Ohio, the expansion of our Mexico operation and additional capital for our information systems implementation spent in 2007. We expect our 2009 capital expenditures to approximate our 2008 level. We used $62.2 million to fund the Creative acquisition of which $61.4 million occurred in the fourth quarter of 2007 and the remaining $0.8 million occurred in 2008.
     Net cash used for financing activities totaled $80.4 million in 2008 and $10.0 million in 2007. The net cash used for financing activities during 2008 reflects $57.2 million to pay down debt, $13.9 million to fund dividends and $9.7 million for treasury share repurchases. Financing activities in 2008 also included $2.8 million received from our Chairman of the Board to purchase treasury shares and $2.4 million to pay fees associated with our debt refinancing. In 2007, we borrowed $36.2 million, paid dividends of $17.0 million and purchased $29.9 million of treasury stock net of cash received on stock option exercises.

Financing Arrangements
     Effective September 10, 2008, we amended our revolving credit agreement, 2006 Senior Notes, 2004 Senior Notes and Euro bank term loan. Under the amendments, each facility is now secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. Capacity under the revolving credit agreement was reduced from $300 million to $145. This capacity could increase $30 million if we meet certain financial performance metrics, but our capacity will continue to be permanently reduced annually based on mandatory principal payments resulting from a percentage of excess cash flow. After the excess cash flow payment in the first quarter of 2009, capacity on our revolving credit facility will be permanently reduced by $10.1 million. As of November 1, 2008, we had $56.1 million of borrowing availability under our most restrictive financial covenant, which will not be impacted by the 2009 excess cash flow payment mentioned above and discussed further below.
     The Company’s net working capital is generally at its highest level in the first quarter of the fiscal year and trends down to its lowest level near the end of the fiscal year due to seasonality in the business. We expect our borrowing availability to decrease in the first quarter of 2009 due to our seasonal net working capital build.
     Under the amendments, we are restricted from entering into any non-permitted acquisitions, repurchasing shares of our common stock, paying dividends in excess of $1.65 million per quarter and are limited to the amount we can spend for capital expenditures. Pricing under the amendment for the revolving credit facility utilizes a grid structure based on leverage with initial pricing on LIBOR plus a margin of 2.25% or prime plus a margin of 1.25% Pricing under the 2006 Senior Notes increased by 1.04% to 6.82% and pricing under the 2004 Senior Notes increased by 1.04% to 6.58%. Pricing under the Euro bank term loan utilizes a floating rate chosen by us equal to either the one-month, three-month or six-month EURIBO rate plus a 2.25% borrowing margin.
     Under the amendments, we are required to make ratable mandatory principal payments based on a percentage of our excess cash flow (as defined in the agreements) to the lenders of the bank credit agreement, the 2006 senior noteholders, the 2004 senior noteholders and the Euro bank term loan noteholders. Based on our results in the fourth quarter of 2008, we will be required make a $19.3 million payment in first quarter 2009 and this amount is classified in current maturities of long-term debt. For 2009 and thereafter, we will be required to make mandatory principal payments on these debt agreements based on a percentage of our annual excess cash flow until such obligations are paid in full.
     As of November 1, 2008, we had $274.7 million outstanding debt with a weighted average interest rate of 6.44%, of which 76% represented fixed rate instruments with a weighted average interest rate of 6.48%. In addition, as of November 1, 2008, we used $10 million of cash held in Canada to pay down debt. Under Internal Revenue Service regulations, we can use this cash to fund non-Canadian operations or pay down non-Canadian debt for 60 consecutive days or 180 total days during our fiscal year without incurring income tax. If we were to permanently transfer this cash out of Canada, we would be required to pay approximately $3 million of additional income tax.
     While we currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with the covenants or other requirements of our financing arrangements is an event of default and could require, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business, strategic acquisitions and managing our capital structure on a short and long-term basis.
Contractual Obligations
     The following table summarizes our contractual obligations as of November 1, 2008 and the estimated payments due by period:

(in millions)		Less Than	Years	Years	Greater than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
Long-Term Debt	$340.8	$36.6	$133.6	$76.3	$94.3
Capital Lease Obligations	6.9	1.3	1.2	1.2	3.2
Operating Lease Obligations	16.0	7.0	7.0	1.8	0.2
Purchase Obligations	51.8	51.8	—	—	—
Other Obligations	1.4	0.1	1.3	—	—

Total	$416.9	$96.8	$143.1	$79.3	$97.7

     Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at November 1, 2008. As discussed above, certain of our long-term debt agreements are subject to mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales, subject to certain exceptions. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments other than the $19.3 million recorded as a current maturity of long-term debt. This mandatory prepayment was based on our excess cash flow during the fourth quarter of 2008 and must be paid during the first quarter of 2009. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates. Purchase obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. Other obligations consist primarily of a guarantee to enter into a financing agreement in return for government investment subsidies. The table does not include long-term contingent liabilities, deferred compensation obligations and liabilities related to deferred taxes because the Company is not certain when these liabilities will become due.
Critical Accounting Policies and Estimates
     In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must select and apply various accounting policies. Our most significant accounting policies are described in Note 1 to our consolidated financial statements. In order to apply our accounting policies, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. Accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
     Allowance for Doubtful Trade Receivables — We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness, as determined by our review of their current credit information. We monitor market and economic conditions as well as collections and payments from our customers. We maintain a provision for estimated credit losses based upon any specific customer collection issues identified, including market and economic conditions. While such credit losses have historically been within our expectations and the provisions established, actual credit loss rates may differ from our estimates. Any significant increase in credit losses in excess of our expectations could have a material negative impact on the value of our trade receivables and operating results.
     Inventory Valuation and Obsolescence — We value inventories at the lower of (i) cost to purchase or manufacture the inventory or (ii) the current estimated market value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production. We record these inventories initially at purchase price, and based on the inventory aging and other considerations for realizable value, we write down the carrying value to market value where appropriate. We review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business involves the manufacture of custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and operating results.
     Goodwill — Our formal annual impairment testing date for goodwill is the first day of the Company’s fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items, and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair values of each reporting unit to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Although we believe our estimates of fair value are reasonable, many of the factors used in assessing fair value and, for certain reporting units, the allocation of estimated fair value to the assets and liabilities of those reporting units are outside the control of management, and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments that may materially affect the carrying value of our assets and our operating results. Note 5 to the consolidated financial statements sets out the impact of charges taken to recognize the impairment of goodwill and the factors which led to changes in estimates and assumptions. The packaging reporting unit was the only significant reporting unit that did not have goodwill impairment in 2008. Significant assumptions used in our step one discounted cash flow analysis for the packaging reporting unit included a five year weighted average growth rate of 3.2%, a discount rate of 11.5%, and a terminal value growth rate of 3%. Historically, our packaging reporting unit has experienced less cyclicality than some of our other reporting units and this was specifically reflected in its discount rate.
     Long-Lived Assets — We review the carrying amounts of property, plant and equipment, other intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and we compare the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event the carrying value of an asset group is not recoverable by future undiscounted operating cash flows, impairment may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value. Notes 4 and 5 to the consolidated financial statements set out the impact of charges taken to recognize the significant impairments of fixed assets and other intangible assets and the factors which led to these impairments.
     Income Taxes — Deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized for credit carryforwards and then assessed to determine the likelihood of realization. Valuation allowances are established to the extent we believe it is more likely than not that deferred tax assets will not be realized. Expectations of future earnings, the scheduled reversal of deferred tax liabilities, the ability to carryback losses and credits to offset taxable income in a prior year, and tax planning strategies are the primary drivers underlying our evaluation of valuation allowances. Deferred tax amounts recorded may materially differ from the amounts that are ultimately payable and expensed if our estimates of future earnings and outcomes of tax planning strategies are ultimately inaccurate.
     Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent that such earnings are reinvested for an indefinite period of time. If those undistributed foreign earnings were not considered indefinitely reinvested, we would be required to recognize approximately $7.0 million to $8.7 million of additional income tax expense.
     On November 4, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company’s tax returns in the jurisdictions in which we do business. We regularly assess the tax risk of our return filing positions and we believe that our accruals for uncertain tax benefits are adequate as of November 1, 2008.
     Contingencies — We are involved in litigation in the ordinary course of business, including environmental matters. Our policy is to record expense for contingencies when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Estimating probable losses requires assessment of multiple outcomes that often depends on management’s judgments regarding, but not limited to, potential actions by third parties such as regulators. The final resolution of these contingencies could result in expenses different from current accruals and, therefore, have a material impact on our consolidated financial results in a future reporting period.
     For additional information regarding our significant accounting policies, as well as the impact of recently issued accounting standards, see Note 1 to our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At November 1, 2008, we had $60.7 million of debt subject to variable short-term interest rates and $213.9 million of fixed rate debt outstanding. Based upon the November 1, 2008 balance of the floating rate debt, a hypothetical ten-percent increase in interest rates would cause an immaterial change in future net earnings, fair values and cash flows. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair value of our fixed rate debt is subject to changes in interest rates and the November 1, 2008 fair values of such instruments are disclosed in Note 1 to our consolidated financial statements.
     We are also exposed to market risk through changes in foreign currency exchange rates, specifically the Canadian dollar, Euro and Mexican peso. Based upon our November 1, 2008 currency exposure, a hypothetical ten-percent weakening of the U.S. dollar in each currency would cause an immaterial change in future earnings, fair values and cash flows.
     See Item 1A for additional disclosures about market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Responsibility for Financial Statements
     The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended November 1, 2008 have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company’s disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.
     In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to allow the preparation of financial statements in accordance with accounting principles generally accepted in the United States. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected in a timely period.
     The Company’s Board of Directors is responsible for ensuring the independence and qualifications of Audit Committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The Audit Committee consists of three independent directors and oversees the Company’s financial reporting and internal controls system. The Audit Committee meets with management, the independent registered public accounting firm and internal auditors periodically to review auditing, financial reporting and internal control matters. The Audit Committee held eight meetings during 2008.
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
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of November 1, 2008.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of the Company’s internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Spartech Corporation and subsidiaries (the Company) as of November 1, 2008, and November 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 1, 2008. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and subsidiaries at November 1, 2008, and November 3, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 1, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the financial statements, in 2008, the Company changed its method of accounting for uncertain tax positions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 1, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
January 12, 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries
We have audited Spartech Corporation and subsidiaries’ (the Company) internal control over financial reporting as of November 1, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 1, 2008, and November 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 1, 2008, and our report dated January 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
January 12, 2009

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 1,	November 3,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,118	$3,409
Trade receivables, net of allowance of $4,550 in 2008 and $1,572 in 2007	176,108	212,221
Inventories	96,721	116,076
Prepaids and other current assets	24,665	20,570

Total Current Assets	299,612	352,276

Property, plant and equipment, net	280,202	324,025
Goodwill	145,498	383,988
Other intangible assets, net	32,722	45,151
Other assets	4,385	5,431

Total Assets	$762,419	$1,110,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$20,428	$448
Accounts payable	155,594	167,713
Accrued liabilities	42,676	49,319

Total Current Liabilities	218,698	217,480
Long-Term Debt:
Long-term debt, less current maturities	254,226	333,835
Other Long-Term Liabilities:
Deferred taxes	56,516	111,997
Other liabilities	6,189	8,279

Total Liabilities	535,629	454,111
Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00)
Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75)
Issued: 33,131,846 shares;
Outstanding: 30,563,605 and 30,564,946 shares, respectively	24,849	24,849
Contributed capital	202,656	200,485
Retained earnings	53,588	257,111
Treasury stock, at cost, 2,568,241 and 2,566,900 shares, respectively	(56,389)	(52,531)
Accumulated other comprehensive income	2,086	9,366

Total Shareholders’ Equity	226,790	439,280

Total Liabilities and Shareholders’ Equity	$762,419	$1,110,871

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	2008	2007	2006

Net Sales	$1,398,893	$1,451,983	$1,485,597

Costs and Expenses:
Cost of sales	1,273,015	1,288,402	1,309,060
Selling, general, and administrative expenses	92,557	83,830	75,379
Amortization of intangibles	5,189	4,500	4,718
Goodwill impairments	238,641	—	3,159
Fixed asset and other intangible asset impairments	15,503	1,550	—
Restructuring and exit costs	2,320	1,262	1,857

	1,627,225	1,379,544	1,394,173

Operating Earnings (Loss)	(228,332)	72,439	91,424

Interest expense (net of interest income: 2008, $395; 2007, $501; 2006, $655)	20,574	17,629	20,981
Early debt extinguishment costs	—	—	5,505

Earnings (Loss) Before Income Taxes	(248,906)	54,810	64,938

Income tax expense (benefit)	(56,794)	20,964	26,140

Net Earnings (Loss)	$(192,112)	$33,846	$38,798

Net Earnings (Loss) Per Common Share:
Basic	$(6.35)	$1.06	$1.21

Diluted	$(6.35)	$1.05	$1.20

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
					Other
					Comprehensive	Total Share-
	Common	Contributed	Retained	Treasury	Income	holders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance, October 29, 2005	$24,849	$196,811	$217,642	$(26,019)	$477	$413,760
Comprehensive income:
Net earnings	—	—	38,798	—	—	38,798
Other comprehensive income:
Translation adjustments	—	—	—	—	1,153	1,153

Comprehensive income						39,951

Stock-based compensation	—	1,850	—	3,994	—	5,844
Dividends declared	—	—	(16,042)	—	—	(16,042)
Treasury stock purchases	—	—	—	(820)	—	(820)

Balance, October 28, 2006	$24,849	$198,661	$240,398	$(22,845)	$1,630	$442,693

Comprehensive income:
Net earnings	—	—	33,846	—	—	33,846
Other comprehensive income:
Translation adjustments	—	—	—	—	7,736	7,736

Comprehensive income						41,582

Stock-based compensation	—	1,824	—	10,225	—	12,049
Dividends declared	—	—	(17,133)	—	—	(17,133)
Treasury stock purchases	—	—	—	(39,911)	—	(39,911)

Balance, November 3, 2007	$24,849	$200,485	$257,111	$(52,531)	$9,366	$439,280

Comprehensive loss:
Net loss	—	—	(192,112)	—	—	(192,112)
Other comprehensive loss:
Translation adjustments	—	—	—	—	(7,280)	(7,280)

Comprehensive loss						(199,392)

Issuance of common stock	—	(1,282)	—	4,094	—	2,812
Stock-based compensation	—	3,453	—	178	—	3,631
Dividends declared	—	—	(11,291)	—	—	(11,291)
Treasury stock purchases	—	—	—	(8,130)	—	(8,130)
Adjustment to initially apply FIN 48	—	—	(120)	—	—	(120)

Balance, November 1, 2008	$24,849	$202,656	$53,588	$(56,389)	$2,086	$226,790

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2008	2007	2006

Cash Flows From Operating Activities
Net earnings (loss)	$(192,112)	$33,846	$38,798
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	47,201	43,069	40,698
Stock-based compensation expense	3,634	2,884	2,790
Goodwill impairment	238,641	—	3,159
Fixed asset and other intangible asset impairments	15,846	1,550	—
Restructuring and exit costs	659	573	269
Early debt extinguishment costs	—	—	5,505
Provision for bad debt expense	4,763	2,099	2,330
Deferred taxes	(59,100)	2,792	3,497
Changes in current assets and liabilities, net of effects of acquisitions:
Trade receivables	31,326	(6,172)	9,331
Inventories	19,026	10,291	(2,789)
Prepaid expenses and other current assets	1,727	(664)	(1,472)
Accounts payable	(11,691)	16,761	28,639
Accrued liabilities	(2,766)	(6,078)	(2,157)
Other, net	(542)	3,060	(1,055)

Net cash provided by operating activities	96,612	104,011	127,543

Cash Flows From Investing Activities
Capital expenditures	(17,276)	(34,743)	(23,966)
Business acquisitions	(792)	(61,371)	—
Proceeds from dispositions of assets	584	94	2,428

Net cash used by investing activities	(17,484)	(96,020)	(21,538)

Cash Flows From Financing Activities
Bank credit facility borrowings/(payments), net	(49,903)	36,823	23,812
Borrowings from issuance of notes	—	—	50,000
Payments on notes and bank term loan	(7,876)	—	(10,715)
Payment of convertible subordinated debentures	—	—	(150,000)
Borrowings / (payments) on bonds and leases	573	(580)	(469)
Early payment premiums on convertible subordinated debentures	—	—	(3,780)
Debt issuance costs	(2,424)	—	—
Cash dividends on common stock	(13,926)	(17,006)	(15,883)
Issuance of common stock	2,812	—	—
Stock options exercised	16	8,449	2,990
Treasury stock acquired	(9,667)	(38,374)	(1,541)
Excess tax benefits from stock-based compensation	—	716	344

Net cash used by financing activities	(80,395)	(9,972)	(105,242)

Effect of exchange rate changes on cash and cash equivalents	(24)	18	8

(Decrease)/increase in cash and cash equivalents	(1,291)	(1,963)	771
Cash and cash equivalents at beginning of year	3,409	5,372	4,601

Cash and cash equivalents at end of year	$2,118	$3,409	$5,372

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
     The Company’s fiscal year ends on the Saturday closest to October 31, and fiscal years generally contain 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week fiscal year containing 371 days of activity. The additional week was reported in the first quarter ended February 3, 2007.
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated.
     Segments — Spartech is organized into three reportable segments and one group of operating segments based on the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds with the remaining businesses combined together in the Engineered Products group. The Color and Specialty Compounds segment consists of three operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. The Engineered Products group consists of four operating segments that are combined because each operating segment does not meet the materiality threshold for separate disclosure.
     Revenue Recognition — The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized as the product is shipped to the customer in accordance with U.S. generally accepted accounting principles as well as the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.
     Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Allowance for Doubtful Accounts — The Company performs ongoing credit evaluations of customers that include reviewing creditworthiness from third-party reporting agencies, monitoring market and economic conditions, monitoring payment histories, and adjusting credit limits as necessary. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on specifically identified customer collection issues.
     Inventories — Inventories are valued at the lower of cost or market. Inventory values are primarily based on either actual or standard costs which approximate average cost. Standard costs are revised at least once annually, the effect of which is allocated between inventories and cost of sales. Finished goods include the costs of material, labor, and overhead.
     Property, Plant and Equipment — Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $42,012, $38,569, and $35,980 in years 2008, 2007, and 2006, respectively.

Years
Buildings and leasehold improvements	20-25
Machinery and equipment	12-16
Furniture and fixtures	5-10
Computer equipment and software	3-7
     Goodwill — Assets and liabilities acquired in business combinations are accounted for using the purchase method and recorded at their respective fair values. Goodwill is assigned to the reporting unit that benefits from the acquired business. The Company’s annual goodwill impairment testing date is the first day of the Company’s fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make assumptions regarding fair value. The first step consists of estimating the fair value of each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)
reporting unit using a number of factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable.
     Other Intangible Assets — Costs allocated to customer contracts, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-line basis over the assets’ estimated useful life ranging from 3 to 20 years.
     Long-Lived Assets — The Company reviews the carrying amounts of property, plant and equipment, other intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of long-lived assets, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and management compares the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event the carrying value of an asset group is not recoverable by future undiscounted operating cash flows, impairment may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value.
     Fair Values of Financial Instruments — The Company uses the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, accounts receivable, accounts payable, and accrued liabilities — the carrying value of these instruments approximates fair value due to their short-term nature;

•	Long-term debt (including bank credit facilities) — based on quoted, current market prices for the same or similar issues. As of November 1, 2008, the fair value of other long-term debt was $259,832 compared to the carrying amount of $274,654.
     Stock-Based Compensation — In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 7 for further details.
     Foreign Currency Translation — Assets and liabilities of the Company’s non-U.S. operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date, and adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of operations when they occur. The Company’s foreign currency net losses totaled $994, $2,839 and $286 in 2008, 2007 and 2006, respectively.
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
     On November 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The benefit is calculated as the largest amount that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company’s tax returns in the jurisdictions in which the Company does business. The Company regularly assesses the tax risk of the Company’s return filing positions and has concluded its accruals for uncertain tax benefits are adequate as of November 1, 2008.
     Comprehensive Income — Comprehensive income is the Company’s change in equity during the period related to transactions, events, and circumstances from non-owner sources. At November 1, 2008 and November 3, 2007, accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments.
     Recently Issued Accounting Standards — In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company in fiscal year 2010. The Company is currently evaluating the impact of FSP EITF 03-6-1 on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development is capitalized at fair value as an intangible asset and amortized over its estimated useful life. SFAS 141R is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, the Company will adopt SFAS 141R in fiscal year 2010. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company beginning in fiscal year 2009. The adoption of SFAS 157 will require expanded disclosures in the notes to the consolidated financial statements.
2) Acquisition
     On September 14, 2007, the Company purchased substantially all of the assets of Creative Forming, Inc., (“Creative”) based in Ripon, Wisconsin. The operations purchased included a facility that primarily thermoforms plastic packaging products for the food packaging and consumer products markets. Creative is included in the Packaging Technologies segment. The cash price for this acquisition of $62,163 was allocated to the assets acquired and liabilities assumed of $78,220 and $16,057, respectively.
     The allocation of purchase price to assets acquired includes $4,610 of net working capital, $21,066 of property, plant, and equipment, $14,168 of identified intangibles, $11,460 of net deferred tax liabilities and $33,779 of goodwill, none of which is deductible for tax purposes. The identified intangibles and respective weighted average amortization periods upon acquisition were $12,300 of customer contracts and relationships (nine years), $1,754 of trademarks (three years), $14 of patents (nine years) and $100 of non-compete agreements (two years). As discussed in Note 5, in 2007, a specific customer of Creative discontinued a product line subsequent to the acquisition date. As a result, $1,550 of the customer contract and relationship intangible asset established upon acquisition was impaired.
3) Inventories
     Inventories at November 1, 2008 and November 3, 2007 consisted of the following:

	2008	2007
Raw materials	$54,052	$60,218
Production supplies	8,725	9,204
Finished goods	33,944	46,654

	$96,721	$116,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
4) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at November 1, 2008 and November 3, 2007:

	2008	2007

Land	$11,408	$11,749
Buildings and leasehold improvements	104,830	106,647
Machinery and equipment	418,418	445,888
Computer equipment and software	37,208	33,565
Furniture and fixtures	6,214	6,978

	578,078	604,827
Accumulated depreciation	(297,876)	(280,802)

	$280,202	$324,025

     The Company’s Donchery, France facility maintains two extrusion lines exclusively for a certain custom sheet and rollstock automotive customer. In 2008, the customer terminated the Company’s contract. As a result, the Company completed an impairment assessment and recorded an impairment loss of $5,901 to adjust these assets to fair value based on a discounted cash flow approach.
     In conjunction with the Company’s 2008 annual goodwill and indefinite life intangible impairment tests (see Note 5), the discounted cash flow analysis for the Company’s Marine reporting unit indicated that its fair value was less than the net book value of its assets. Although the Marine reporting unit does not have any allocated goodwill, the Company tested the property, plant and equipment for impairment. The Company determined that the assets of the Marine reporting unit were grouped at the lowest level, were not recoverable by future undiscounted cash flows, and recorded an impairment loss of $914 to adjust these assets to fair value. This impairment charge was included in the Engineered Products group.
5) Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the years ended November 1, 2008 and November 3, 2007 are as follows:

			Color and
	Custom Sheet	Packaging	Specialty	Engineered
	and Rollstock	Technologies	Compounds	Products	Total

Balance, October 28, 2006	$195,359	$—	$122,927	$32,113	$350,399
Reclassifications	(70,039)	70,039	—	—	—
Creative acquisition	—	33,589	—	—	33,589

Balance, November 3, 2007	125,320	103,628	122,927	32,113	383,988
Reclassifications	9,143	(9,143)	—	—	--
Creative acquisition	—	151	—	—	151
Impairment	(113,440)	—	(104,525)	(20,676)	(238,641)

Balance, November 1, 2008	$21,023	$94,636	$18,402	$11,437	$145,498

     The Company’s annual measurement date for its goodwill impairment test is the first day of its fourth quarter (August 3, 2008). Due to the current market conditions and the continuing difference between the Company’s market value and book value, the Company concluded that the carrying amounts of the Custom Sheet and Rollstock, Polycom, Polymer Extruded Products (“PEP”), and Wheels reporting units exceeded their respective fair values. The Polycom and PEP reporting units are included in the Color and Specialty Compounds segment and the Wheels reporting unit is included in the Engineered Products group. Based upon the results of a third-party appraisal of long-lived assets and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $238,641 goodwill impairment charge was required. A tax benefit has been recognized on a portion of these goodwill impairments. See Note 11 for further details on the tax impact of the goodwill impairments. The Polycom and PEP goodwill impairments were $98,056 and $6,469, respectively, and the Wheels reporting unit was the only impaired reporting unit in the Engineered Products segment. After the recognition of the impairment losses, the remaining goodwill in the Custom Sheet and Rollstock, Polycom, PEP, and Wheels reporting units is $21,023, $11,349, $7,053, and $1,153, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     In conjunction with the relocation of the Company’s Packaging Technologies Mankato, Minnesota production facility to other Spartech production facilities (as further discussed in Note 6), certain business was relocated to Custom Sheet and Rollstock production facilities. As a result, goodwill was allocated using the relative fair value of the transferred business.
     In 2007, the Company formed a new segment, Packaging Technologies, which contains operations that were formerly included in the Custom Sheet and Rollstock segment. As a result, a portion of Custom Sheet and Rollstock’s goodwill was allocated to Packaging Technologies based on the relative fair value of those reporting units.
     As of November 1, 2008 and November 3, 2007, the Company had amortizable intangible assets as follows:

	Gross		Accumulated
	Carrying Amount		Amortization
	2008	2007	2008	2007

Non-compete agreements	$980	$1,768	$560	$1,146
Customer contracts/relationships	21,505	28,115	5,558	6,421
Product formulations/trademarks	23,385	20,324	7,030	6,389

	$45,870	$50,207	$13,148	$13,956

     Amortization expense for intangible assets totaled $5,189, $4,500 and $4,718 in 2008, 2007 and 2006, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Year Ended	Amortization
2009	$4,463
2010	3,765
2011	3,259
2012	3,259
2013	3,259
     In conjunction with the Company’s annual goodwill impairment assessment, the Company performed impairment analyses pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets on certain other intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company’s impairment analyses, the Company determined that certain customer contracts/relationships, a product formulation, and a trademark were partially impaired. Accordingly, the Company recorded $6,906 of impairment charges to write down these other intangible assets to fair value. These impairment charges were included in the Color and Specialty Compounds segment. Additionally, the Company changed the classification of one of its trademarks from an indefinite life intangible to an amortizable intangible and has begun to amortize it over 20 years.
     On September 14, 2007, the Company completed the purchase of Creative. On October 18, 2007, Pfizer, Inc. (“Pfizer”), a customer of Creative, announced the exit of its new inhaled insulin product named Exubera. Management determined that the $1,550 intangible asset assigned to the Pfizer relationship upon acquisition had become impaired. This impairment charge was included in the Packaging Technologies segment.
6) Restructuring
     Restructuring charges were recorded in the consolidated statements of operations as follows:

	2008	2007	2006
Restructuring and exit costs:
Custom Sheet and Rollstock	$703	$1,117	$203
Packaging Technologies	762	—	—
Color and Specialty Compounds	844	145	1,654
Engineered Products	—	—	—
Corporate	11	—	—

Total restructuring and exit costs	2,320	1,262	1,857

Impact on earnings (loss) before income taxes	2,320	1,262	1,857
Impact on income tax expense (benefit)	(783)	(478)	(706)

Impact on net earnings (loss)	$1,537	$784	$1,151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
      2008 Restructuring Plan
     As part of the Company’s manufacturing cost optimization strategy, the Company announced a restructuring initiative reducing the number of jobs at the Company by 10 percent and optimizing the use of flex time in the operations. As part of this initiative, the Company also shut down a Packaging Technologies production facility in Mankato, Minnesota and a Color and Specialty Compound production facility in St. Clair, Michigan and relocated this business to other Spartech production facilities.
     Future manufacturing cost optimization initiatives are expected to include additional consolidations or production capacity, organizational restructuring plans, manufacturing cost reduction efforts, and other improvements. Some of these activities will result in future exit and restructuring costs; however, manufacturing cost optimization activities do not represent present obligations, and thus, no exit and restructuring costs have been recognized to date. Future plans are expected to be consistent with those actions taken to reduce the Company’s labor costs by 10% and efforts to reduce its overall manufacturing footprint.
     The following table summarizes the restructuring and exit costs related to the 2008 restructuring plan:

2008
Accelerated depreciation	$667
Facility restructuring and exit costs	1,175

Total	$1,842

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment associated with the Mankato and St. Clair facilities. Facility restructuring and exit costs represent employee severance, equipment moving and installation costs. For announced restructuring initiatives as of November 1, 2008, the Company expects to incur approximately $1,800 of additional restructuring costs, primarily cash-related equipment moving and installation expenses. Excluding the future moving and installation costs, which should be completed by 2010, the Mankato and St. Clair consolidation initiative were completed in the fourth quarter of 2008.
      2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The following table summarizes the restructuring and exit costs which are largely related to the 2006 restructuring plan:

	2008	2007	2006	Cumulative
Accelerated depreciation	$—	$501	$126	$627
Facility restructuring and exit costs	478	561	75	1,114

	$478	$1,062	$201	$1,741

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one existing production facility and certain production equipment. Facility restructuring and exit costs represent employee severance, equipment moving and installation costs. The 2006 restructuring plan activities were finalized in the third quarter of 2008.
      2005 Restructuring Plan
     In 2005, the Company initiated a plan involving the closing or sale of certain plant facilities and other cost-reduction efforts. Total expenses under this plan for 2008, 2007, 2006 and 2005 were $0, $200, $1,656 and $10,088, respectively, for a cumulative total of the plan of $11,944. At the end of 2007, all properties held for sale had been sold or disposed and all outstanding liabilities had been settled.
     The Company’s total restructuring liabilities representing severance and moving costs were $138 at November 1, 2008 and $146 at November 3, 2007. Cash payments were $1,661 during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
7) Stock-Based Compensation
     On October 30, 2005, the Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s 2004 Equity Compensation Plan (the “Plan”) allows for grants of stock options, restricted stock and restricted stock units. During the first quarter of 2007, the Compensation Committee of the Board of Directors adopted an amendment to the Plan that provides for the grant of stock appreciation rights (“SARS”) and performance shares. Beginning in 2007, SARS, restricted stock and performance shares had replaced stock options as the equity compensation instruments used by the Company.
      General
     The following table details the effect of stock-based compensation from the issuance of equity compensation instruments on operating earnings/loss, net earnings/loss, and earnings/loss per share:

	2008	2007	2006
Cost of sales	$262	$278	$273
Selling, general and administrative	3,372	2,606	2,517

Total stock-based compensation expense included in operating earnings/loss	3,634	2,884	2,790

Income taxes	1,106	796	655

Effect on net earnings/loss	$2,528	$2,088	$2,135

Effect on basic and diluted earnings/loss per share	$.08	$.07	$.07

     As discussed in Note 8, the Company entered into a separation agreement with its former Chief Executive Officer during 2007. As a result, all non-vested stock compensation was forfeited on his termination date, and $368 of compensation expense was reversed related to equity instruments that were initially expected to vest but were ultimately forfeited.
      SARS
     SARS are granted with lives of 10 years and graded vesting over 4 years and can be settled only in the Company’s common stock. The estimated fair value is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods commensurate with the expected life of SARS, and expected life is based on historical experience and expected exercise patterns in the future. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The following table presents the assumptions used in valuing SARS granted during 2008 and 2007:

	2008	2007

Weighted average fair value	$4.08	$9.85

Assumptions used:
Expected dividend yield	3%	2%
Expected volatility	40%	40%
Risk-free interest rates	2.5-3.7%	4.6%
Expected lives	5.5 Years	5.5 Years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Changes in SARS for 2008 and 2007 are as follows (shares in thousands):

	2008		2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of the year	162	$27.26	—	$—
Granted	500	13.02	242	27.01
Exercised	—	—	—	—
Forfeited	(69)	17.64	(81)	26.51

Outstanding, end of year	593	$16.38	161	$27.26

Exercisable, end of year	37	$27.31	—	$—

     Information with respect to SARS outstanding at November 1, 2008 follows (shares in thousands):

		Weighted Average	Remaining		Weighted Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$9.92 - 14.31	453	$12.97	9.2 years	—	$—
$26.41 - 29.12	140	27.35	8.2 years	37	27.31

	593			37

     The SARS outstanding at November 1, 2008 had no intrinsic value.
      Restricted Stock and Performance Shares
     Restricted stock is granted at fair value based on the closing stock price on the date of grant and vests ratably over four years. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest.
     Performance share awards permit the holder to receive, after a specified performance period, a number of shares of the Company’s common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which the Company achieves certain performance criteria specified in the award relative to a selected group of peer companies. The awards cliff vest at the end of the performance period which is three years. The fair value of performance shares is determined by a third-party valuation specialist using a Monte Carlo simulation model and stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. In connection with the Monte Carlo valuation, a risk-free interest rate of 3.1% and 4.6% was used in 2008 and 2007, respectively, and a volatility of 40% in each of the years.
     A summary of activity for restricted stock and performance shares during 2008 is as follows (shares in thousands):

	Restricted Stock		Performance Shares
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Nonvested, beginning of the year	31	$26.41	19	$32.90
Granted	288	13.60	123	9.08
Vested	(8)	26.41	—	—
Forfeited	(27)	15.77	(19)	14.06

Nonvested, end of year	284	$14.44	123	$11.92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The weighted average remaining requisite service periods for nonvested restricted stock and performance shares were 3.1 years and 1.9 years, respectively, as of November 1, 2008. The performance shares outstanding at November 1, 2008 had no intrinsic value.
     During 2008, the Company granted 30,000 shares of restricted stock with a fair value of $410 to non-employee directors. These shares vested 15 days subsequent to their issuance and all stock compensation expense related to the awards was recognized upon grant. In addition, during 2008, the Company granted 70,000 shares of restricted stock, which vests over three years, with a value of $1,000 to its Chairman of the Board of Directors based on the closing stock price on the date of grant,.
      Restricted Stock Units
     Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. The restricted period ends one year after the director leaves the Board of Directors. During 2008, 2007 and 2006, the Company granted 991, 567, and 13,304 restricted stock units, respectively, to non-employee directors based on the fair value of the Company’s stock at the date of grant. As of November 1, 2008, there were 26,873 restricted stock units outstanding.
      Stock Options
     During 2006, the Company granted stock options under the Plan which requires the exercise price of stock options to be the fair value of the Company’s stock, at a minimum, at the date of grant. Under the Plan, up to 3 million shares of common stock may be granted. Options are typically granted with lives of 10 years with graded vesting over 4 years. The estimated fair values of stock option grants were computed using the Black-Scholes option-pricing model. Expected volatility was based on historical periods commensurate with the expected life of options, and expected life was based on historical experience and expected exercise patterns in the future. Stock-based compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.
     The weighted average fair value of stock options granted in 2006 was $7.78 per option and the weighted average assumptions used in the Black-Scholes valuations for 2006 are as follows: risk-free interest rate of 4.37% to 4.72%, expected volatility of 40%, expected dividend yield of 2% and expected life of 5.5 years.
     Changes in stock options for 2008, 2007, and 2006 are as follows (shares in thousands):

	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of the year	1,516	$21.83	2,287	$21.43	2,177	$21.21
Granted	—	—	—	—	368	21.51
Exercised	(2)	11.19	(447)	19.89	(181)	17.05
Forfeited	(238)	21.37	(324)	21.19	(77)	22.29

Outstanding, end of year	1,276	$21.94	1,516	$21.83	2,287	$21.43

Exercisable, end of year	1,124	$21.75	1,143	$21.34	1,417	$20.89

     Information with respect to options outstanding at November 1, 2008 follows (shares in thousands):

		Weighted Average	Remaining		Weighted Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$11.19 - 18.08	254	$14.87	3.1 years	254	$14.87
$20.56 - 21.99	524	21.38	5.9 years	393	21.38
$22.34 - 25.00	110	23.63	6.0 years	89	23.67
$25.10 - 28.94	388	26.84	4.4 years	388	26.84

	1,276			1,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The total intrinsic value, cash received and actual tax benefit realized for stock options exercised in 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Stock options exercised
Intrinsic value	$6	$3,281	$1,070
Cash received	17	8,449	2,990
Actual tax benefit realized	—	856	346
     The stock options outstanding at November 1, 2008 had a remaining average term of 4.9 years, while the stock options exercisable had a remaining average term of 4.6 years. Options outstanding had no intrinsic value, and as of November 1, 2008, there was a total of $7,130 of unrecognized compensation cost for stock-based compensation awards, of which the Company expects to recognize $6,080 as compensation expense, which is net of expected forfeitures. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.
8) Former Chief Executive Officer’s Arrangement
     During 2007, the Company entered into a Separation Agreement and Release (the “Separation Agreement”), with its former President and Chief Executive Officer, George A. Abd, effective July 16, 2007 (the “Effective Date”). Mr. Abd resigned as an officer and director of the Company as of the Effective Date, but remained an employee until October 14, 2007 (the “Termination Date”). During this period, Mr. Abd served the Company in an advisory capacity.
     The Separation Agreement included various terms and conditions pertaining to Mr. Abd’s resignation from the Company. The payments and benefits to be paid to Mr. Abd under the Separation Agreement include, but are not limited to, the following major provisions:
•	Severance compensation in accordance with the terms of the Corporation’s Severance and Noncompetition Policy and Agreement with Mr. Abd which is based on a multiple of his former annual salary and the average of his bonus payments earned during the prior three fiscal years, totaling $2,224. Of this amount, $1,112 was paid in 2008, and the remaining $1,112 will be paid in equal monthly installments through 2009.

•	Compensation of $62 for the period between the Effective Date through the Termination Date at a rate of one-third of Mr. Abd’s former annual salary.

•	In accordance with the terms of the applicable stock option plans and agreements, 168,687 vested stock options were exercisable until the Termination Date, and an additional 32,250 vested stock options will expire within three years of the Termination Date and will remain exercisable until their stated expiration dates. All stock-based compensation awards that were not vested as of the Termination Date were forfeited. As a result, $368 of stock-based compensation expense was reversed as income during 2007 for awards that were previously expected to vest, but were forfeited.
     The provisions of the Separation Agreement resulted in a $1,856 net charge to operating earnings in 2007, which represents the $2,224 of severance less the $368 reversal of stock-based compensation during the third quarter and was included in selling, general and administrative expenses in the consolidated statements of operations.
9) Long-Term Debt
     Long-term debt consisted of the following at November 1, 2008 and November 3, 2007:

	2008	2007

2006 Senior Notes	$50,000	$50,000
2004 Senior Notes	150,000	150,000
Bank credit facilities	41,600	91,400
Bank term loan	19,113	28,822
Other	13,941	14,061

	274,654	334,283
Less current maturities	20,428	448

	$254,226	$333,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     In March 2008, the Company amended its revolving credit facility. The amendment was effective during the second and third quarters of 2008 and automatically terminated if the Company did not meet certain covenants, including a minimum adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“adjusted EBITDA”). Prior to the end of the third quarter, the Company further amended this agreement to waive the Company’s expected failure to comply with the minimum adjusted EBITDA requirement. The Company entered into a 48-day waiver agreement to provide the necessary time to enter into a longer term solution. The waiver agreement increased the interest rate on the outstanding borrowings under the revolving credit agreement during the waiver period to LIBOR plus 3.50%, permanently reduced the aggregate commitments under the revolving credit agreement to $175,000, with capacity during the waiver period limited to $150,000, and limited dividends to $1,650 during any fiscal quarter.
     Prior to the expiration of the waiver period, the Company amended its revolving credit agreement on September 10, 2008. At the same time, the Company amended its 2006 Senior Notes, 2004 Senior Notes and Euro bank term loan. Under the amendments, each facility is now secured with collateral which includes the Company’s accounts receivable, inventory, machinery and equipment, and intangible assets. Capacity under the revolving credit agreement was reduced from $300,000 to $145,000. This capacity could increase $30,000 if the Company meets certain financial performance metrics, but capacity will be permanently reduced annually based on mandatory principal payments resulting from a percentage of excess cash flow. After the excess cash flow payment in the first quarter of 2009, the Company’s availability under it bank credit facilities will be permanently reduced by $10,112. At November 1, 2008, the unused portion of the credit facilities was $95,361, of which $56,092 was available under the most restrictive covenant which will not be impacted by the 2009 excess cash flow payment.
     Under the amendments, the Company is restricted from entering into any non-permitted acquisitions, repurchasing shares of its common stock, paying dividends in excess of $1,650 per quarter and limits the amount the Company can spend for capital expenditures. The leverage ratio has been amended to provide maximum leverage of 4.25 until January 30, 2009, 4.00 until July 31, 2009, 3.75 until January 29, 2010, and 3.50 thereafter. The amendment also included a new fixed charge coverage ratio. The minimum fixed charge coverage ratio is 1.50 through fiscal 2009, 1.75 for the first and second quarters of 2010, and 2.25 thereafter.
     On June 5, 2006, the Company completed a $50,000 private placement of 5.78% Senior Unsecured Notes, which are payable on June 5, 2011. The 2006 Notes do not require annual principal payments other than the repayments resulting from a percentage of excess cash flow realized by the Company. As described above, on September 10, 2008, the Company amended this agreement and the interest rate increased to 6.82%. Interest is payable semiannually on December 5 and June 5 of each year.
     On September 15, 2004, the Company completed a $150,000 private placement of 5.54% Senior Unsecured Notes over a 12-year term. The 2004 Notes require equal annual principal payments of $30,000 that commence on September 15, 2012 in addition to the repayments resulting from a percentage of excess cash flow realized by the Company. As described above, on September 10, 2008, the Company amended this agreement, and the interest rate increased to 6.58%. Interest is payable semiannually on March 15 and September 15 of each year.
     On February 16, 2005, the Company entered into a 20,000 Euro bank term loan that matures on February 16, 2010. In July 2008, the Company paid 5,000 Euro ($7,876 U.S.) of principal on this bank loan. As described above, on September 10, 2008, the Company amended this agreement. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 2.25% borrowing margin. At November 1, 2008, the 15,000 Euro term loan was outstanding at a rate of 7.15%.
     Under the amendments, the Company is required to pay a ratable percentage of its excess cash flow (as defined in the agreements) to the lenders of the bank credit agreement, the 2006 senior noteholders, the 2004 senior noteholders and the Euro bank term loan noteholders. Based on the Company’s results in the fourth quarter of 2008, it will be required to make a $19,267 payment in first quarter 2009 and this amount is classified as current maturities of long-term debt. For 2009 and thereafter, the Company will continue to be required to pay the principal on these debt agreements based on the percentage of its annual excess cash flow until such obligations are paid in full.
     The Company is not required to make any other principal payments on its bank credit facility, the 2006 Senior Notes, the 2004 Senior Notes, or the Euro bank term loan within the next year except the excess cash flow payments discussed above. Borrowings under these facilities are classified as long term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     At November 1, 2008, the Company had one-month LIBOR-based loans outstanding under the bank credit facilities of $20,000 at 6.84% and $20,000 at 5.47%, and additional prime-based borrowings of $1,609 at 5.25%. At November 3, 2007, the Company had LIBOR-based loans outstanding under the bank credit facilities of $75,200 at 5.7% and $13,000 at 5.4%, and additional borrowings of $3,200 at the prime rate of 7.5%. In addition to the outstanding loans, the bank credit facility was also partially utilized by several standby letters of credit amounting to $8,039 at November 1, 2008.
     The Company’s other debt consists primarily of industrial revenue bonds and capital lease obligations utilized to finance capital expenditures. These financings mature between 2009 and 2019 and have interest rates ranging from 2.0% to 12.5%.
     Scheduled maturities of long-term debt for the next five years and thereafter are:

Year Ended	Maturities
2009	$20,428
2010	17,931
2011	87,728
2012	30,551
2013	30,475
Thereafter	87,541

$274,654

     While the Company currently expects to be in compliance with its covenants in the next twelve months, the Company’s failure to comply with the covenants or other requirements of financing arrangements is an event of default and could result in, among other things, acceleration of the payment of our indebtedness, which could adversely impact our business, financial condition, and results of operations.
10) Shareholders’ Equity
     The authorized capital stock of the Company consists of 55 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock. At November 1, 2008, the Company had 33 million common shares issued and 2.6 million shares of common stock were held in treasury shares, primarily for issuance under the Company’s stock-based compensation plans. During 2008, 236,802 common stock shares were issued from treasury, of which 200,000 of these shares were sold to the Chairman of the Board of Directors. By prior agreement, the price per share was equal to the New York Stock Exchange closing price of the Company’s common stock on the date of sale, which was $14.06.
     In September 2007, The Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. As part of this plan, the Company acquired 524,000 and 1,456,700 shares in 2008 and 2007, respectively. As discussed in Note 9, no further repurchases are allowed under the Company’s amended debt agreements dated September 10, 2008.
     The Company has a Shareholder Rights Plan in which Rights trade with, and are inseparable from, each share of common stock. Prior to exercise, a Right does not give its holder any dividend, voting, or liquidation rights. If a new person or group acquires beneficial ownership of 15% or more of the Company’s common stock, a Right may be exercised to purchase one one-thousandth of a share of Series Z Preferred Stock for $70 per share. The Rights will expire on April 2, 2011 and may be redeemed by the Company for $.01 per Right at any time before a new person or group becomes a beneficial owner of 15% or more of the Company’s outstanding common stock.
11) Income Taxes
     Earnings (loss) before income taxes consist of the following:

	2008	2007	2006
United States	$(237,383)	$51,605	$56,254
Non-U.S. operations	(11,523)	3,205	8,684

	$(248,906)	$54,810	$64,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The provision for (benefit from) income taxes for 2008, 2007, and 2006 is comprised of the following:

	2008	2007	2006
Current:
Federal	$57	$14,390	$16,294
State and local	(1,144)	2,119	1,978
Foreign	1,454	2,399	4,810

Total current	367	18,908	23,082

Deferred:
Federal	(47,528)	1,371	4,039
State and local	(7,592)	167	594
Foreign	(2,041)	518	(1,575)

Total deferred	(57,161)	2,056	3,058

Provision for (benefit from) income taxes	$(56,794)	$20,964	$26,140

     The income tax provision (benefit) of the Company differs from the amounts computed by applying the U.S. Federal tax rate of 35% as follows:

	2008	2007	2006
Federal income tax provision (benefit) at statutory rate	$(87,117)	$19,184	$22,728
State income taxes, net of applicable federal income tax benefit	(4,748)	1,485	1,672
Impairment of non-deductible goodwill	34,508	—	1,106
Foreign valuation allowance	3,078	944	541
Net changes in FIN 48 liabilities/reserve	(1,764)	—	—
Expensing of stock options	184	260	380
Manufacturing deduction	(126)	(477)	(468)
Research and development tax credit	(500)	(989)	(74)
Other	(309)	557	255

	$(56,794)	$20,964	$26,140

     The increase in tax expense from the impairment of goodwill represents the portion of goodwill impairments that were not deductible for tax purposes. For fiscal year 2006, the Company recorded a partial benefit for research and development tax credits since this credit expired on December 31, 2005. In December 2006, the government approved legislation that extended the credit retroactively. As a result, the Company recognized this benefit in the first quarter of 2007. In September 2008, the government approved legislation that extended the credit retroactively to the Company’s 2008 tax year.
     The increase in tax benefit from the impairment of goodwill represents the portion of goodwill impairments that were not deductible for tax purposes. The Company did not record the benefit of a research and development tax credit during 2006, as this credit expired on December 31, 2005. In December 2006, the government approved legislation that extended the credit retroactively. As a result, the Company recognized this benefit in the first quarter of 2007. In September 2008, the government approved legislation that extended the credit retroactively to the Company’s 2008 tax year.
     At November 1, 2008 and November 3, 2007, the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	2008	2007
Deferred tax assets:
Employee benefits and compensation	$5,118	$3,956
Workers’ compensation	1,385	1,368
Inventory capitalization and reserves	1,414	1,525
Reserve for product returns	950	782
Deferred compensation benefit plans	732	978
Bad debt reserves	1,831	624
Foreign net operating loss	3,034	3,072
Valuation allowance	(5,332)	(2,587)
Other	2,707	930

Total deferred tax assets	$11,839	$10,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)

	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$(51,038)	$(59,008)
Goodwill and other intangibles	(4,230)	(53,393)
Inventory capitalization and reserves	(1,339)	(1,189)
Other	(93)	(801)

Total deferred tax liabilities	$(56,700)	$(114,391)

Net deferred income tax liability	$(44,861)	$(103,743)

     At November 1, 2008 and November 3, 2007, the net current deferred tax asset was $11,655 and $8,254, respectively, and the net noncurrent deferred tax liability was $56,516 and $111,997, respectively.
     As of November 1, 2008, no deferred income taxes or foreign withholding taxes have been provided on the $48,329 in accumulated earnings of the Company’s foreign subsidiaries that are not subject to United States income tax. The Company’s intention is to reinvest these earnings indefinitely. If the Company changed its intentions or if such earnings were remitted to the United States, as of November 1, 2008, the Company would be required to recognize approximately $7,000 to $8,700 of additional income tax expense.
     As of November 1, 2008, the Company had approximately $18,129 in net operating losses and gross deferred tax assets which related to the France and Mexico operations. The Company assessed the likelihood as to whether or not the benefit of these net operating losses and deferred tax assets would be realized based on the amount of positive and negative evidence available. The Company determined that a valuation allowance of $15,997 was required for the amount of these assets that cannot be carried back or utilized through tax planning strategies. These assets do not expire and would be realized upon consistent future earnings that are sustained over a period of time.
     On November 4, 2007, the Company adopted the provisions of FIN 48. FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase in total unrecognized tax benefits of $120 and accounted for this increase as a cumulative effect of a change in accounting principle, which resulted in a decrease to retained earnings. As of the date of adoption, the Company had net unrecognized tax benefits of $2,789 ($3,325 gross unrecognized tax benefits) recorded in accrued liabilities and other liabilities (long term) on the consolidated balance sheet, which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $2,789, which would lower the Company’s effective tax rate.
     The amount of net unrecognized tax benefits as of November 1, 2008 was $889 ($1,021 gross unrecognized tax benefits), which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $889, which would lower the Company’s effective tax rate. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions. The following table shows the activity related to gross unrecognized tax benefits excluding interest and penalties during fiscal year ended November 1, 2008.

2008
Unrecognized tax benefits, beginning of year	$2,465
Additions based on current year tax positions	239
Additions for prior year tax positions	290
Reductions for prior year tax positions	(623)
Settlements with tax authorities	(342)
Lapses in statutes of limitations	(1,255)

Unrecognized tax benefits, end of year	$774

     Upon adoption of FIN 48, the Company changed its accounting policy to include interest and penalties related to income taxes in income tax expense. Prior to the adoption of FIN 48, interest was included within interest expense, and penalties were included within selling, general and administrative expenses. As of the date of adoption of FIN 48, the Company had accrued approximately $631 for the payment of interest and penalties relating to unrecognized tax benefits recorded in accrued liabilities and other liabilities (long-term) on the consolidated balance sheet. The related accrual for interest and penalties as of November 1, 2008 was $202.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The Company is currently the subject of several income tax audits in multiple jurisdictions. The Company expects that within the next 12 months, it will reach closure on certain of these audits. Under the assumption that these audits are settled within the next 12 months, it is anticipated that the gross unrecognized tax benefits will decrease by $278.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. The Internal Revenue Service completed its examination through 2006; nevertheless, the statutes of limitations for U.S. federal income tax returns are open for fiscal year 2005 and forward. For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2002.
12) Earnings (Loss) Per Share
     Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
     The reconciliation of the net earnings (loss) and weighted average number of common shares used in the computations of basic and diluted earnings (loss) per share for 2008, 2007, and 2006 was as follows (shares in thousands):

	2008		2007		2006
	Loss	Shares	Earnings	Shares	Earnings	Shares

Basic earnings (loss) per share computation	$(192,112)	30,264	$33,846	31,966	$38,798	32,092
Dilutive shares	—	—	—	214	—	205

Diluted earnings (loss) per share computation	$(192,112)	30,264	$33,846	32,180	$38,798	32,297

     The effect of dilutive shares represents the shares resulting from the assumed exercise of outstanding SARS and stock options as well as the assumed vesting of restricted stock, restricted stock units and performance shares. The dilution from each of these instruments is calculated using the treasury stock method. In 2008, all outstanding equity compensation instruments were excluded from the calculation of diluted earnings per share because they were antidilutive.
13) Employee Benefits
     The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. The total cost of such plans for 2008, 2007 and 2006 was $2,050, $3,358, and $2,827, respectively.
14) Cash Flow and Other Information
     Supplemental information on cash flows for 2008, 2007, and 2006 was as follows:

	2008	2007	2006
Cash paid during the year for:
Interest	$18,829	$16,586	$19,801
Income taxes	257	21,838	23,809

Schedule of business and outsourcing acquisitions:
Fair value of assets acquired	$187	$78,033	$—
Liabilities assumed	605	(16,662)	—
Purchase price adjustments	—	—	—

Total cash paid	$792	$61,371	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
15) Commitments and Contingencies
     The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2008, 2007, and 2006, was $10,197, $10,118 and $10,699, respectively. Future minimum lease payments under non-cancelable operating leases, by year, are as follows:

Operating
Year Ended	Leases
2009	$6,974
2010	4,264
2011	2,729
2012	1,115
2013	706
Thereafter	200

$15,988

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2006, the USEPA asked the group to assume the responsibility for completing the study, and in the fourth quarter of 2006, the Company recorded a $627 charge in selling, general and administrative expense primarily for the subsidiary’s expected funding to complete the study. In 2008 and 2007, the Company paid $111 and $138, respectively, toward the study. As of November 1, 2008 and November 3, 2007, the Company had $500 and $607, respectively, accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded for the next five years, the expected time frame to complete the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the November 1, 2008 accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
16) Segment Information
     The Company utilizes operating earnings (loss) excluding the impact of foreign exchange to evaluate business segment and group performance and determine the allocation of resources. To improve the evaluation of this performance measure, the Company changed its reporting of segment results in 2008 to exclude the impact of foreign currency exchange gains and losses because these amounts primarily result from intercompany balances between segments. The Company’s segment reporting was also changed to no longer allocate certain information systems and professional fee expenses to segment operating results. Accordingly, the Company’s segment operating results below are presented in this manner, which is consistent with management’s evaluation metrics, and years presented have been changed to conform to the current year presentation.
     Segment and group accounting policies are the same as policies described in Note 1. A description of the Company’s reportable segments and group follows:
     Custom Sheet and Rollstock — This segment manufactures extruded plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. Its finished products are formed by its customers for use in a wide variety of markets. This segment operates throughout North America and has one plant in Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Packaging Technologies — This segment provides various packaging solutions including clamshells, blisters, tubs, lids and display packaging. Its finished products are used by its customers to distribute, ship, protect and display their products. This segment operates throughout North America.
     Color and Specialty Compounds — This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for utilization in numerous applications. This segment’s facilities comprise operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment operates throughout North America and has one plant in Europe.
     Engineered Products — This group manufactures a number of proprietary items including injection molded products, complete thermoplastic wheels and tires, and profile extruded products. This group of operating segments has facilities located throughout North America and is combined because each operating segment does not meet the materiality threshold for separate disclosure.
     Corporate operating losses include corporate office expenses, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments and group. Corporate assets consist primarily of property, plant and equipment and deferred taxes.

	2008	2007	2006
Net sales:
Custom Sheet and Rollstock	$637,114	$674,751	$709,098
Packaging Technologies	274,363	253,718	233,959
Color and Specialty Compounds	414,037	446,804	462,987
Engineered Products	73,379	76,710	79,553

	$1,398,893	$1,451,983	$1,485,597

Operating earnings (loss):
Custom Sheet and Rollstock	$(100,128)	$44,189	$54,342
Packaging Technologies	18,808	26,121	26,106
Color and Specialty Compounds	(97,954)	23,144	28,345
Engineered Products	(13,297)	9,625	4,494
Corporate	(35,761)	(30,640)	(21,863)

	$(228,332)	$72,439	$91,424

Assets:
Custom Sheet and Rollstock	$280,907	$396,474	$396,959
Packaging Technologies	207,427	239,377	161,187
Color and Specialty Compounds	190,196	362,651	374,754
Engineered Products	45,763	72,212	73,583
Corporate	38,126	40,157	35,311

	$762,419	$1,110,871	$1,041,794

Depreciation and amortization:
Custom Sheet and Rollstock	$15,159	$14,993	$14,634
Packaging Technologies	9,172	5,780	5,416
Color and Specialty Compounds	14,569	14,677	14,410
Engineered Products	3,171	3,333	3,317
Corporate	5,130	4,286	2,921

	$47,201	$43,069	$40,698

Capital expenditures:
Custom Sheet and Rollstock	$5,393	$14,594	$8,398
Packaging Technologies	2,073	4,048	3,249
Color and Specialty Compounds	4,351	4,514	5,525
Engineered Products	1,197	1,692	1,634
Corporate	4,262	9,895	5,160

	$17,276	$34,743	$23,966

     In addition to external sales to customers, intersegment sales were $57,041, $52,987, and $58,427 in 2008, 2007, and 2006, respectively. Most intersegment sales were generated from the Color and Specialty Compounds segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Geographic financial information for 2008, 2007, and 2006 was as follows:

	Net Sales By Destination			Property, Plant and Equipment, Net
	2008	2007	2006	2008	2007	2006

United States	$1,154,360	$1,203,204	$1,234,160	$236,400	$272,506	$258,394
Mexico	110,209	98,708	86,084	20,414	18,537	15,489
Canada	79,497	92,121	104,216	14,087	20,731	19,179
Europe	42,929	45,792	49,560	9,301	12,251	11,717
Asia and other	11,898	12,158	11,577	—	—	—

	$1,398,893	$1,451,983	$1,485,597	$280,202	$324,025	$304,779

17) Quarterly Financial Information
     Certain unaudited quarterly financial information for the years ended November 1, 2008 and November 3, 2007 was as follows:

	Quarter
	1st	2nd	3rd	4th	Year
2008
Net sales	$335,106	$367,347	$350,345	$346,095	$1,398,893
Gross profit (a)	21,776	34,899	33,417	30,597	120,689
Operating earnings (loss) (b)	(1,587)	11,911	10,742	(249,398)	(228,332)
Net earnings (loss) (b)	(3,490)	4,365	4,410	(197,397)	(192,112)
Net earnings (loss) per share — basic	(.12)	.14	.15	(6.51)	(6.35)
— diluted	(.12)	.14	.15	(6.51)	(6.35)
Dividends declared per common share	.135	.135	.05	.05	.37

2007 (c)
Net sales	$347,254	$377,368	$361,123	$366,238	$1,451,983
Gross profit (b)	38,025	49,555	39,908	30,043	157,531
Operating earnings (d)	17,428	29,553	18,439	7,019	72,439
Net earnings (d)	8,065	15,710	8,806	1,265	33,846
Net earnings per share — basic	.25	.49	.27	.04	1.06
— diluted	.25	.49	.27	.04	1.05
Dividends declared per common share	.135	.135	.135	.135	.54

Notes to table:
(a)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(b)	Operating earnings (loss) and net earnings (loss) in the first quarter of 2008 were impacted by a charge of $2,681 ($1,651 net of tax) for an inventory valuation reserve due to management’s decision to liquidate certain inventory to accelerate cash. Operating earnings (loss) and net earnings (loss) in the fourth quarter of 2008 were impacted by charges of $238,641 for goodwill impairments ($185,158 net of tax) and $15,431 ($12,282 net of tax) for fixed asset and other intangible asset impairments.

(c)	As discussed in Note 1, 2007 was reported as a 53-week fiscal year containing 371 days of activity. The additional week was reported in the first quarter ended February 3, 2007.

(d)	Operating earnings and net earnings in the third quarter of 2007 were impacted by a charge of $1,856 ($1,147 net of tax) related to a separation agreement with the Company’s former Chief Executive Officer. Operating earnings and net earnings in the fourth quarter of 2007 were impacted by charges of $1,550 ($960 net of tax) related to an intangible asset impairment, $2,057 ($1,275 net of tax) related to an inventory error identified by a new system implementation and $1,268 ($1,268 net of tax) related to a change in estimate of inventory valuation reserves due to management’s decision to liquidate certain scrap inventory.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

Item 9A.	CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of November 1, 2008 to:
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
     The Company is in the process of implementing a new Oracle/Business Process Improvement ERP system. Implementation began in 2006 and is scheduled to be substantially complete in 2009. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal controls as a result of this implementation. As of November 1, 2008, 25 manufacturing facilities had implemented the new ERP system, which resulted in certain changes and enhancements to the Company’s internal controls. This ERP system, along with the internal controls over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system were evaluated as appropriate and effective. There were no other changes to internal controls during the year ended November 1, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting, and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Item 8.

Item 9B.	OTHER INFORMATION
     None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The information concerning Directors of the Company contained in the section entitled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on or about March 11, 2009 (“the Proxy Statement”), to be filed with the Commission on or about February 9, 2009, is incorporated herein by reference in response to this Item.
Audit Committee
     The information regarding the Audit Committee and Audit Committee financial expert is contained in the sections entitled “Board of Directors” and “Committees” of the Proxy Statement and is incorporated herein by reference in response to this Item.
Code of Ethics
     The Board of Directors has established specific Corporate Governance Guidelines, a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and a Code of Business Conduct and Ethics for all directors, officers and employees. These documents are provided on the Company’s Web site at www.spartech.com within the Investor Relations/Corporate Governance section of the site. We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site. At this same Web site location, the Company provides an Ethics Hotline phone number that allows employees, shareholders, and other interested parties to communicate with the Company’s management or Audit Committee (on an anonymous basis, if so desired) through an independent third-party hotline. In addition, this same Web site location provides instructions for shareholders or other interested parties to contact the Company’s Board of Directors.
     The rules of the NYSE require Mr. Odaniell, our President and Chief Executive Officer, to certify to the NYSE annually that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Mr. Odaniell and Mr. Martin, our Chief Financial Officer, must each execute a certificate as to the quality of our public disclosure as part of our quarterly and annual reports to the SEC. Their latest Section 302 certifications are filed with the SEC as exhibits to this Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
     Information regarding Section 16(a) beneficial ownership reporting compliance is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.
Recommendation of Director Nominees by Shareholders
     There have been no material changes during the fourth quarter of fiscal 2008 to the procedures by which shareholders may recommend director nominees to our Board of Directors.
Executive Officers of the Registrant
     The following table provides certain information about the Company’s executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, and Prior Positions and Employment

Myles S. Odaniell	49	President and Chief Executive Officer (since January 2008). Prior to joining the Company, Mr. Odaniell was previously with Chemtura Corporation from 2003 to 2006, where he held the position of Executive Vice President of Specialty Chemicals and Executive Vice President Plastics and Petroleum Additives. Prior to Chemtura Corporation, Mr. Odaniell was a Business Unit President of Cytec Industries after moving into positions of increasing responsibility in sales, marketing, planning, and general management (1981 — 2002).

Randy C. Martin	46	Executive Vice President (since September 2000) Corporate Development (since May 2004) and Chief Financial Officer (since May 1996); Interim President and Chief Executive Officer from July 2007 to January 2008; Vice President, Finance

Name	Age	Current Office, and Prior Positions and Employment
		from May 1996 to September 2000; Corporate Controller from September 1995 to May 1996. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for 11 years before joining the Company in 1995.

Steven J. Ploeger	47	Executive Vice President Custom Sheet and Rollstock and Engineered Products (since May 2004); Vice President Spartech Plastics from 2000 to 2004; General Manager Spartech Plastics — North Region from 1996 to 2000. Mr. Ploeger also held various sales management positions with the Company from 1985 to 1996.

Michael L. Marcum	60	Senior Vice President Color and Specialty Compounds (since April 2006). Mr. Marcum was most recently President and Chief Executive Officer of American Decorative Surfaces Inc. from 2001 to 2006, and with Monsanto Company for 29 years in various general management, corporate strategic planning, and sales and marketing executive positions, both domestically as well as internationally, before joining the Company in 2006.

Janet E. Mann	54	Senior Vice President of Marketing, Technology and Commercial Development (since June 2008). Prior to joining the Company, Ms. Mann was General Manager, Industrial Chemicals at Archer Daniels Midland Corporation in Decatur, Illinois. Prior to Archer Daniels Midland Corporation, Ms. Mann held various executive roles at Chemtura Corporation, The Dow Chemical Company, and ANGUS Chemicals, Inc.

Michael L. Roane	53	Senior Vice President of Human Resources (since June 2008). Prior to joining the Company, Mr. Roane was the Senior Vice President of Human Resources at the Sage Software Healthcare Division. Prior to Sage, Mr. Roane spent 10 years at Greif Brothers Corporation where he held the position of Senior Vice President of Global Human Resources and Communications. Mr. Roane previously held various Vice President and Human Resource roles at Owens & Minor, Inc., and Philip Morris, Inc.

Marc A. Roberts	46	Senior Vice President of Operations (since October 2008), Vice President of Sheet Operations (2006-2008). Mr. Roberts previously held positions as Manufacturing Consultant with a private equity group (2005-2006), President and Director of Aerostructures at Precision Castparts Corporation (2001-2005), and various positions at Johnson Controls, Inc. and Price Corporation (1993-2001).

Michael G. Marcely	41	Vice President of Financial Planning & Analysis (since April 2008), Vice President and Corporate Controller (since July 2004) and Assistant Secretary (since June 2005), Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Phillip M. Karig	53	Vice President and Chief Procurement Officer (since May 2008); Vice President-Purchasing and Supply Chain Management (since September 2001), Director of Purchasing from February 2000 to September 2001. Mr. Karig was with Uniroyal Technology Corporation for 12 years in various purchasing, logistics, and materials management positions before joining the Company in February 2000.

Item 11.	EXECUTIVE COMPENSATION
     The information contained in the sections entitled “Executive Compensation;” “Compensation of Directors;” “Compensation Committee Interlocks and Insider Participation;” and “Report of the Compensation Committee” of the Proxy Statement is incorporated herein by reference in response to this Item.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
     The information contained in the sections entitled “Security Ownership” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference in response to this Item.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained in the sections entitled “Proposal 1: Election of Directors” and “Certain Business Relationships and Transactions” of the Proxy Statement is incorporated herein by reference in response to this Item.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained in the section entitled “Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference in response to this Item.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements and Financial Statement Schedules
          (1) and (2) The following financial statements and financial statement schedule are included in this Form 10-K:
          (3) The Exhibits required to be filed as part of this annual report on Form 10-K are listed under (c) below.
     (b) The Exhibits required to be filed as part of this annual report on Form 10-K are listed under (c) below.
     (c) Exhibits
          The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation, as currently in effect	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on June 8, 2006

3.2	By-Laws, as currently in effect	Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on July 2, 2008

4	Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 5, 2001

10.1	Separation Agreement and Release dated July 16, 2007 between the Company and George A. Abd	Incorporated by reference to Exhibit 1.01 of the Company’s Form 8-K filed with the Commission on July 16, 2007

10.2	Form of Indemnification Agreement entered into between the Company and each of its officers and directors	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.3	Spartech Corporation 2006 Executive Bonus Plan	Incorporated by reference to Exhibit 1.01(a) to the Company’s Form 8-K filed with the Commission on December 21, 2005

10.4	Spartech Corporation Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Commission on December 20, 2007

10.5	Spartech Corporation 2004 Equity Compensation Plan, as amended	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 7, 2006

Exhibit
Number	Description	Location
10.6	Spartech Corporation Long-Term Equity Incentive Program	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 7, 2006

10.7	Form of Incentive Stock Option	Incorporated by reference to Exhibit 1.01(2) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.8	Form of Nonqualified Stock Option	Incorporated by reference to 1.01(3) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.9	Form of Restricted Stock Unit Award (directors)	Incorporated by reference to Exhibit 1.01(4) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.10	Form of Restricted Stock Award (directors)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on March 12, 2007

10.11	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.12	Form of Stock-Settled Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.13	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on November 21, 2007

10.14	Performance Share Award Performance Criteria for 2007-2009 Performance Period	Incorporated by reference to Exhibit 5.02(4) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.15	Performance Share Award Performance Criteria for 2008-2010 Performance Period	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on November 21, 2007

10.16	Separation Agreement and Release effective July 25, 2008 between the Company and Jeffrey D. Fisher	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.17	Third Amendment to the Fourth Amended and Restated Credit Agreement dated September 10, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.18	Note Purchase Agreement dated June 5, 2006 between the Company and purchasers of $50 million of the Company’s 5.78% Senior Notes	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.19	Amended and Restated Note Purchase Agreement (Initially Dated as of June 5, 2006) dated September 10, 2008 6.82% Senior Notes due 2011	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.20	Note Purchase Agreement dated September 15, 2004 between the Company and purchasers of $150 million of the company’s 5.54% Senior Notes	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

Exhibit
Number	Description	Location
10.21	Amended and Restated Note Purchase Agreement (Initially Dated as of September 15, 2004) dated September 10, 2008 6.58% Senior Notes due 2016	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.22	Term Loan Agreement dated February 16, 2005 between the Company and Calyon New York Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.23	Third Amendment to Term Loan Agreement dated September 10, 2008 between the Company and Calyon New York Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.24	Intercreditor and Collateral Agency Agreement dated as of September 10, 2008 by and among Bank of America, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent, The Lenders Party Hereto, the Noteholders Party Hereto, and the Term Loan Lender Party Hereto, as Creditors	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.25	Security Agreement dated as of September 10, 2008, by and among Bank of America, N.A., as Collateral Agent for the Secured Parties	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.26	Form of Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on May 27, 2008

10.27	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on May 27, 2008

10.28	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(3) to the Company’s Form 8-K filed with the Commission on May 27, 2008

10.29	Waiver and Amendment Agreement to Fourth Amended and Restated Credit Agreement dated as of July 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 6, 2008

10.30	Fourth Amended and Restated Credit Agreement dated as of June 2, 2006	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 6, 2008

18	Letter re change in accounting principle	Incorporated by reference to Exhibit 18 to the Company’s Form 10-Q filed with the Commission on June 8, 2006

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Myles S. Odaniell
Myles S. Odaniell
January 12, 2009	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

January 12, 2009	/s/ Myles S. Odaniell	President and Chief Executive Officer

	Myles S. Odaniell	(Principal Executive Officer)

January 12, 2009	/s/ Randy C. Martin Randy C. Martin	Executive Vice President Corporate Development and Chief Financial Officer
(Principal Financial and Accounting Officer)

January 12, 2009	/s/ Ralph B. Andy	Director

Ralph B. Andy

January 12, 2009	/s/ Lloyd E. Campbell	Director

Lloyd E. Campbell

January 12, 2009	/s/ Edward J. Dineen	Director

Edward J. Dineen

January 12, 2009	/s/ Victoria M. Holt	Director

Victoria M. Holt

January 12, 2009	/s/ Walter J. Klein	Director

Walter J. Klein

January 12, 2009	/s/ Pamela F. Lenehan	Director

Pamela F. Lenehan

January 12, 2009	/s/ Jackson W. Robinson	Director

Jackson W. Robinson

January 12, 2009	/s/ Craig A. Wolfanger	Director

Craig A. Wolfanger

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED 2008, 2007, AND 2006
(Dollars in thousands)

		ADDITIONS AND
	BALANCE AT	CHARGES TO COSTS
	BEGINNING OF	AND		BALANCE AT
DESCRIPTION	PERIOD	EXPENSES	WRITE-OFFS	END OF PERIOD

November 1, 2008
Allowance for Doubtful Accounts	$1,572	$4,763	$(1,785)	$4,550

November 3, 2007
Allowance for Doubtful Accounts	$1,514	$2,099	$(2,041)	$1,572

October 28, 2006
Allowance for Doubtful Accounts	$2,557	$2,330	$(3,373)	$1,514

F-1