Form 10-Q
period 2009-01-31
SPARTECH CORP
filed 2009-03-05
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
30,562,027 shares of Common Stock, $.75 par value per share, outstanding as of March 3, 2009.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 31, 2009	November 1,
	(Unaudited)	2008
Assets
Current assets
Cash and cash equivalents	$2,159	$2,118
Trade receivables, net of allowances of $5,820 and $4,550, respectively	131,512	176,108
Inventories	90,968	96,721
Prepaid expenses and other current assets	27,214	24,665

Total current assets	251,853	299,612

Property, plant and equipment, net of accumulated depreciation of $307,271 and $297,876, respectively	272,211	280,202
Goodwill	145,498	145,498
Other intangible assets, net of accumulated amortization of $14,288 and $13,148, respectively	31,588	32,722
Other long-term assets	4,145	4,385

Total assets	$705,295	$762,419

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$20,076	$20,428
Accounts payable	106,207	155,594
Accrued liabilities	34,892	42,676

Total current liabilities	161,175	218,698

Long-term debt, less current maturities	261,341	254,226
Other long-term liabilities
Deferred taxes	56,373	56,516
Other long-term liabilities	6,074	6,189

Total liabilities	484,963	535,629

Shareholders’ equity
Preferred stock (authorized: 4,000,000, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000, par value $0.75) Issued: 33,131,846; Outstanding: 30,562,027 and 30,563,605, respectively	24,849	24,849
Contributed capital	203,381	202,656
Retained earnings	46,968	53,588
Treasury stock, at cost, 2,569,819 shares and 2,568,241, respectively	(56,389)	(56,389)
Accumulated other comprehensive income	1,523	2,086

Total shareholders’ equity	220,332	226,790

Total liabilities and shareholders’ equity	$705,295	$762,419

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended
	January 31,	February 2,
	2009	2008
Net sales	$249,150	$335,106

Costs and expenses
Cost of sales	226,668	311,997
Selling, general and administrative expenses	23,089	23,139
Amortization of intangibles	1,168	1,333
Restructuring and exit costs	827	224

Total costs and expenses	251,752	336,693

Operating loss	(2,602)	(1,587)

Interest, net of interest income of $37 and $121, respectively	4,712	5,146

Loss before income taxes	(7,314)	(6,733)

Income tax benefit	(2,222)	(3,243)

Net loss	$(5,092)	$(3,490)

Net loss per common share
Basic	$(.17)	$(.12)

Diluted	$(.17)	$(.12)

Dividends declared per common share	$.050	$.135

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Three Months Ended
	January 31,	February 2,
	2009	2008
Cash flows from operating activities
Net loss	$(5,092)	$(3,490)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization expense	11,143	11,885
Provision for bad debt expense	2,492	1,614
Deferred taxes	(1,832)	(1,153)
Stock-based compensation expense	725	1,383
Other, net	392	194
Change in current assets and liabilities	(9,875)	(3,896)

Net cash (used for) provided by operating activities	(2,047)	6,537

Cash flows from investing activities
Capital expenditures	(2,895)	(5,241)
Business acquisitions	—	(708)

Net cash used for investing activities	(2,895)	(5,949)

Cash flows from financing activities
Bank credit facility borrowings, net	6,360	12,376
Borrowings on bonds and leases, net	155	177
Cash dividends on common stock	(1,529)	(4,144)
Issuance of common stock	—	2,812
Stock options exercised	—	15
Treasury stock acquired	—	(9,667)

Net cash provided by financing activities	4,986	1,569

Effect of exchange rate changes on cash and cash equivalents	(3)	144

Increase in cash and cash equivalents	41	2,301
Cash and cash equivalents at beginning of year	2,118	3,409

Cash and cash equivalents at end of quarter	$2,159	$5,710

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (“Spartech” or “the Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented therein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s November 1, 2008 Annual Report on Form 10-K.
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
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at January 31, 2009 and November 1, 2008 are comprised of the following components:

	January 31,	November 1,
	2009	2008
Raw materials	$50,153	$54,052
Production supplies	8,655	8,725
Finished goods	32,160	33,944

	$90,968	$96,721

3) Restructuring and Exit Costs
     Restructuring and exit costs were recorded in the consolidated condensed statements of operations for the three months ended January 31, 2009 and February 2, 2008 as follows:

	Three Months Ended
	January 31,	February 2,
	2009	2008
Restructuring and exit costs:
Custom Sheet and Rollstock	$182	$224
Packaging Technologies	336	—
Color and Specialty Compounds	292	—
Corporate	17	—

Total restructuring and exit costs	827	224
Impact on income tax benefit	(295)	(68)

Impact on net loss	$532	$156

     As part of the Company’s cost optimization strategy, the Company announced a restructuring initiative reducing the number of jobs at the Company and optimizing the use of flex time in the operations. As part of this initiative, the Company also shut down a Packaging Technologies production facility in Mankato, Minnesota and a Color and Specialty Compound production facility in St. Clair, Michigan and relocated this business to other Spartech production facilities. The Company has also announced initiatives to consolidate its procurement function and further optimize its manufacturing cost footprint.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
3) Restructuring and Exit Costs (continued)
     Due to current economic conditions, the Company continues to take actions to maximize cash flows and reduce its cost structure. These cost optimization initiatives include additional plant consolidations, manufacturing cost reduction efforts, manufacturing and administrative organizational restructuring plans, and other improvements. For certain restructuring and exit activities initiated after January 31, 2009, see Note 10, Subsequent Events.
     The following table summarizes the restructuring and exit costs incurred in the first quarter:

		Three Months
	Cumulative	Ended	Cumulative
	through 2008	January 31, 2009	to Date
Accelerated depreciation	$667	$198	$865
Facility restructuring and exit costs	1,175	629	1,804

Total	$1,842	$827	$2,669

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment primarily associated with the Mankato and St. Clair facilities. Facility restructuring and exit costs represent employee severance, equipment moving and installation costs. For restructuring initiatives announced through January 31, 2009, the Company expects to incur approximately $2,100 of additional restructuring costs, primarily cash-related severance, equipment moving and installation expenses. Future severance costs relating to organizational restructuring plans are expected to be ongoing through 2010. The Mankato and St. Clair consolidations were substantially completed in the fourth quarter of 2008 excluding certain future moving and installation costs which should be completed by 2010.
     The Company’s total restructuring liability representing severance and moving costs was $222 at January 31, 2009 and $138 at November 1, 2008. Cash payments were $545 in the first three months of 2009.
4) Long-Term Debt
     Long-term debt consisted of the following at January 31, 2009 and November 1, 2008:

	January 31,	November 1,
	2009	2008
2006 Senior Notes	$50,000	$50,000
2004 Senior Notes	150,000	150,000
Bank credit facilities	48,000	41,600
Bank term loan	19,310	19,113
Other	14,107	13,941

	281,417	274,654
Less current maturities	20,076	20,428

	$261,341	$254,226

     In 2008, the Company amended its revolving credit facility, 2006 Senior Notes, 2004 Senior Notes and Euro bank term loan. On an annual basis, the Company is required to offer an early principal payment based on a ratable percentage of its excess cash flow (as defined in these amended agreements) to the 2006 senior noteholders, the 2004 senior noteholders and the Euro bank term loan noteholder. Based on the Company’s results in the fourth quarter of 2008, it made payments of $18,912 in the second quarter of 2009 and this amount is classified as current maturities of long-term debt.
     The Company is not required to make any other principal payments on its bank credit facility, the 2006 Senior Notes, the 2004 Senior Notes, or the Euro bank term loan within the next year except the annual excess cash flow payments discussed above. Borrowings under these facilities are classified as long term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
     While the Company was in compliance with its covenants during the first quarter of 2009 and currently expects to be in compliance with its covenants during the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could adversely impact the Company’s business, financial condition and results of operations.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
5) Income Taxes
     The difference between the U.S. federal statutory rate and the Company’s effective tax rate in the first quarter is largely attributable to the negative impact of a valuation allowance on current period losses related to our France operations.
6) Fair Value of Financial Instruments
     Effective November 2, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities which has been deferred by FASB Staff Position 157-2, Effective Date of Statement 157, and will be effective on the first day of fiscal year 2010. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. There was no impact to the Company’s consolidated financial statements upon adoption of SFAS No. 157.
     In addition, effective November 2, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company has elected not to measure any financial instruments or certain other items at fair value.
7) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive, and the United States Environmental Protection Agency (“USEPA”) initiated an investigation, related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. As of January 31, 2009, the Company had approximately $500 accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded for the next five years, the expected remaining timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
8) Net Loss Per Share
     Basic loss per share excludes any dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended January 31, 2009 and February 2, 2008, all outstanding equity compensation instruments were excluded from the calculation of diluted earnings per share because they were antidilutive.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
8) Net Loss Per Share (continued)
     The reconciliation of the net loss and weighted average number of common shares used in the computations of basic and diluted loss per share for the three months ended January 31, 2009 and February 2, 2008 is as follows (shares in thousands):

	Three Months Ended
	January 31,	February 2,
	2009	2008
Basic and diluted net loss	$(5,092)	$(3,490)

Basic and diluted weighted average common shares outstanding	30,306	30,138

Basic and diluted net loss per share	$(.17)	$(.12)

9) Segment Information
     Spartech is organized into three reportable segments and one group of operating segments based on the products the Company manufactures. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds, with the remaining businesses grouped together in Engineered Products. The Company utilizes operating earnings (loss) excluding the impact of foreign exchange to evaluate business segment and group performance.
     Corporate operating losses include corporate office expenses, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments and group.
     The following presents the Company’s net sales and operating earnings (loss) by reportable segment and group and the reconciliation to consolidated operating loss:

	Three Months Ended
	January 31,	February 2,
	2009	2008
Net sales
Custom Sheet and Rollstock	$113,616	$147,350
Packaging Technologies	55,029	65,745
Color and Specialty Compounds	68,356	104,816
Engineered Products	12,149	17,195

Net sales (1)	$249,150	$335,106

Operating earnings (loss)
Custom Sheet and Rollstock	$(38)	$(1,804)
Packaging Technologies	6,178	4,787
Color and Specialty Compounds	(378)	2,169
Engineered Products	1,112	1,629
Corporate expenses	(9,476)	(8,368)

Operating loss	$(2,602)	$(1,587)

(1)	Excludes inter-segment sales of $8,563 and $14,311, respectively, primarily from the Color and Specialty Compounds segment.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
10) Comprehensive Loss
     Comprehensive loss is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net loss to comprehensive loss for the three months ended January 31, 2009 and February 2, 2008 is as follows:

	Three Months Ended
	January 31,	February 2,
	2009	2008
Net loss	$(5,092)	$(3,490)
Foreign currency translation adjustments	(563)	(1,797)

Total comprehensive loss	$(5,655)	$(5,287)

11) Subsequent Events
     Subsequent to January 31, 2009, the Company eliminated approximately 260 jobs in response to current economic conditions. In addition, on March 4, 2009, the Company announced the closure of a portion of our Donchery Sheet extrusion operation in France.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     The first quarter of 2009 was challenging as we continue to operate in a very weak demand environment. Our underlying volume decreased 32% in the first quarter of 2009 compared to the same period in the prior year due to weak demand and industry-wide inventory reductions. Accordingly, we generated an operating loss of $2.6 million during the first quarter of 2009 compared to a $1.6 million loss during the same period of the prior year. The lower sales volume occurred in all of our segments and major end markets with the most significant declines occurring in our end markets which are more sensitive to discretionary spending, including the transportation and recreation and leisure markets, as well as the residential sector of the building and construction market.
     The adverse impact of our lower sales volume was largely offset by the positive impact of our financial improvement initiatives including our manufacturing cost optimization and margin enhancement initiatives. Our manufacturing cost optimization initiative includes our labor reduction efforts and plant consolidations. Our margin enhancement initiative is comprised of activities associated with improving margins on unprofitable customers, improving our commercial practices to reflect changes in resin costs in customer selling prices in a timely manner and consolidation of our procurement function. As a result of these initiatives, we earned higher gross margins per pound sold in the first quarter of 2009 when compared to the same period in the prior year.
     Our fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. In addition, years presented are fiscal years unless noted otherwise.
Outlook
     We are experiencing weak end market demand in all major markets, particularly the transportation, recreation and leisure, and residential construction markets. We will continue to execute on our structural cost reduction actions and financial improvement initiatives to reduce costs and maximize cash flows. We expect a turbulent economic environment for the foreseeable future and we are prepared to adjust actions as conditions warrant. Our operating plans assume the recessionary effects will continue through 2009 and that volumes will be weak through this period. Our aggressive cost reduction efforts and financial discipline are focused on effectively managing through this challenging market. We expect to emerge from this environment a stronger and better positioned company to support future long-term profitable growth.
Consolidated Results
     Net sales were $249.2 million in the three month period ended January 31, 2009 compared to $335.1 million in the same period of the prior year representing a 26% decrease. This decrease was caused by the following factors:

Underlying volume	(32)%
Price/Mix	6

(26)%

     Our decrease in underlying volume was caused by lower end market demand and decreases in discretionary spending in the economy. The lower volumes occurred across all of our segments and major end markets with the most significant declines occurring in our end markets which are more sensitive to discretionary spending, including the transportation and recreation and leisure markets, as well as the residential sector of the building and construction market. Our sales comparison was favorably impacted by higher average selling prices in the first quarter of 2009 when compared to the same period in the prior year.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the first three months of 2009 compared to the same period in 2008. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs and excludes amortization of intangible assets and restructuring and exit costs. Cost of sales are presented in the following table, and we have not presented it as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are generally passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended
	January 31,	February 2,
	2009	2008
Dollars and Pounds (in millions)
Net sales	$249.2	$335.1
Cost of sales	226.7	312.0

Gross margin	$22.5	$23.1

Pounds Sold	213.7	315.5

Dollars per Pound Sold
Net sales	$1.166	$1.062
Cost of sales	1.061	.989

Gross margin	$.105	$.073

     The increase in net sales per pound in the first three months of 2009 compared to the same period in the prior year was caused by higher selling prices. The 3.2 cent per pound increase in gross margin reflects price increases and substantial conversion cost reductions. Our conversion cost dollars decreased 21% due to the volume decline and the impact of our manufacturing cost optimization initiative on reducing our labor-related costs. Labor-related costs represent approximately half of our total conversion costs, and our cost optimization initiative resulted in approximately $8.5 million of lower labor costs in the first quarter of 2009 compared to the same period in the prior year.
     Selling, general and administrative expenses were $23.1 million in the first three months of 2009 and 2008. During the first quarter of 2009, the benefits associated with our cost optimization strategy were offset by the impact from higher professional fees to support our initiatives and higher bad debt expense.
     Amortization of intangibles was $1.2 million in the first three months of 2009 compared to $1.3 million in the same period of the prior year. The decrease reflects the benefit derived from intangibles which were fully amortized by the end of 2008. The reduction in amortization from the impairment of certain other intangible assets in the fourth quarter of 2008 was offset by the amortization on a trademark that was converted from an indefinite life intangible to a definite life intangible asset during the fourth quarter of 2008.
     Restructuring and exit costs were $0.8 in the first three months of 2009 compared to $0.2 million in the same period of the prior year. The costs during the first quarter of 2009 are mostly comprised of employee severance, equipment moving expenses and accelerated depreciation resulting from our manufacturing cost optimization initiative. For restructuring initiatives announced through January 31, 2009, we expect to incur approximately $2.1 million of additional restructuring costs, primarily cash-related severance, equipment moving and installation expenses. Due to current economic conditions, the Company continues to take actions to maximize cash flows and reduce its cost structure. These cost optimization initiatives include additional plant consolidations, manufacturing cost reduction efforts, manufacturing and administrative organizational restructuring plans, and other improvements.
     Interest expense, net of interest income, was $4.7 million in the first three months of 2009 compared to $5.1 million in the same period of 2008. This decrease was due to the benefit realized from our focused efforts on debt reduction in 2008. Our weighted average interest rates were consistent during the first three month periods of 2009 and 2008 as the decrease in the weighted average interest rate of our variable rate financings offset the increase in the interest rates on our fixed rate debt, as amended in September 2008.
     Our effective tax rate was a 31% benefit in the first three months of 2009 compared to a 48% benefit in the same period of the prior year.  The first quarter 2009 tax benefit was negatively impacted by a valuation allowance on current period losses related to our France operations.  In addition, the 2008 tax benefit was positively impacted by domestic state tax law changes and the retroactive reinstatement of a research and development tax credit.  Excluding these items, our effective tax rate would have been approximately 39% during the first quarter of both fiscal periods.
     We reported a net loss of $5.1 million for the first three months of 2009 compared to a $3.5 million net loss in the same period of the prior year. These decreases reflect the impact of the items previously discussed.

Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $113.6 million in the three month period ended January 31, 2009 compared to $147.4 million in the same period of the prior year, representing a 23% decrease. This decrease was caused by the following factors:

Underlying volume	(27)%
Price/Mix	4

(23)%

     Most of our underlying volume decrease in this segment occurred in the transportation, recreation and leisure and building and construction markets. Volume sold to the transportation market decreased 44% reflecting lower sales to the automotive market. The segment’s volume to the recreation and leisure market was lower by 58%, reflecting lower sales of recreational vehicles, spas, pools and marine products. We experienced a 37% decline in volume to the building and construction market from decreases in sales of residential construction-related products. The price/mix benefit was mostly from selling price increases.
     This segment’s operating earnings were break-even in the first three months of 2009 compared to a $1.8 million loss in the same period of the prior year. The $1.8 million improvement was primarily attributable to lower costs from our manufacturing cost optimization initiative and higher margins from our margin enhancement initiative, partially offset by the impact from the significant decline in sales volume.
Packaging Technologies
     Net sales were $55.0 million in the three month period ended January 31, 2009 compared to $65.7 million in the same period of the prior year representing a 16% decrease. This decrease was caused by the following factors:

Underlying volume	(21)%
Price/Mix	5

(16)%

     The decrease in underlying volume reflected a 7% decline to packaging-related markets, which represents approximately 84% of this segment’s total sales volume in the first quarter of 2009, and a 14% decrease in underlying volume is attributable to the portion of this segment which sells to non-packaging related markets. The price/mix benefit was mostly from selling price increases.
     This segment’s operating earnings were $6.2 million in the first three months of 2009 compared to $4.8 million in the same period of the prior year. The increase in operating earnings was due to the positive benefits of our margin enhancement initiative, partially offset by lower sales volumes.
Color and Specialty Compounds Segment
     Net sales were $68.4 million in the three month period ended January 31, 2009 compared to $104.8 million in the same period of the prior year, representing a 35% decrease. This decrease was caused by the following factors:

Underlying volume	(40)%
Price/Mix	5

(35)%

     The decrease in underlying volume is due to lower sales of compounds across all of our end markets including a 56% and 24% decline in sales to the transportation and construction markets, respectively, which represented approximately half of this segment’s sales in 2008. The price/mix impact for both period comparisons reflects improved mix due to the reduction in sales of less profitable business and higher selling prices.

     This segment’s operating loss was $0.4 million in the first three months of 2009 compared to $2.2 million of operating earnings in the same period of the prior year. This decrease was primarily caused by a decrease in sales volume, partially offset by lower costs from our manufacturing cost optimization initiative and higher margins from our margin enhancement initiative including the favorable impact from a reduced mix of lower margin products serving the automobile market.
Engineered Products Group
     Net sales were $12.1 million in the three-month period ended January 31, 2009, compared to $17.2 million in the same period of the prior year, representing a 29% decrease. This decrease was caused by the following factors:

Underlying volume	(36)%
Price/Mix	7

(29)%

     The decrease in underlying volume was largely caused by lower sales volume of lawn mower wheels and sales to the marine market due to decreases in discretionary spending in the economy. The price/mix impact reflects a larger mix of higher margin profile sales and higher selling prices.
     This group’s operating earnings were $1.1 million in the first three months of 2009 compared to $1.6 million in the same period of the prior year. The decrease in operating earnings was largely caused by the decline in sales volume of wheels to the lawn and garden market and reduced sales to the marine market, partially offset by the improved margin generated by our Wheels business.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated condensed statement of operations and include corporate office expenses, information technology costs, professional fees and the impact of foreign currency exchange. Corporate expenses were $9.5 million in first three months of 2009 compared to $8.4 million in the same period of the prior year. Corporate expenses increased in the first three months of 2009 due to the timing of the hiring of senior executives in 2008, higher professional fees to support our initiatives and a net loss on foreign exchange compared to a prior year net gain, partially offset by lower information technology related costs associated with our company-wide Oracle /Business Process Improvement information system implementation.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business and outsourcing acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the three months ended January 31, 2009 and February 2, 2008:

	Three Months Ended
	January 31,	February 2,
	2009	2008
Cash Flows (in millions)
Net cash (used for) provided by operating activities	$(2.0)	$6.5
Net cash used for investing activities	(3.0)	(5.9)
Net cash provided by financing activities	5.0	1.6
Effect of exchange rate changes	0.0	0.1

Increase in cash and cash equivalents	$0.0	$2.3

     Net cash used for operating activities was $2.0 million in the first three months of 2009, compared to net cash provided by operating activities of $6.5 million in the same period of the prior year. The decrease is largely attributable to the decline in operating results and a larger increase in the seasonal build of working capital in the current period.

     Capital expenditures were our only investing activity in 2009. They were primarily incurred to maintain our facilities and amounted to $3.0 million, compared to $5.2 million in same period of 2008. The $2.2 million decrease was largely attributable to decreases in capital spending for our information systems implementation and the completion of the expansion of our Mexico operation in 2008.
     Net cash provided by financing activities was $5.0 million in the first three months of 2009, compared to $1.6 million for the same period of 2008. The cash provided by financing activities in the current period reflects $6.5 million of borrowings, partially offset by $1.5 million to pay dividends. The cash provided by financing activities in the same period of the prior year reflects $12.6 million of borrowings and $2.8 million received from director purchases of common stock, partially offset by $9.7 million of treasury share purchases and $4.1 million to pay dividends.
Financing Arrangements
     As of January 31, 2009, we had $281.4 million of outstanding debt with a weighted average interest rate of 5.7%, of which 73% represented fixed rate instruments with a weighted average interest rate of 6.6%. In addition, as of January 31, 2009, we used $8.5 million of cash held in Canada to pay down debt. Under Internal Revenue Service regulations, we can use this cash to fund U.S. operations or pay down U.S. debt for 60 consecutive days or 180 total days during our fiscal year without incurring income tax. If we were to permanently transfer this cash to the U.S., we may be required to pay additional income tax.
     In 2008, we amended our revolving credit agreement, the 2006 Senior Notes, the 2004 Senior Notes and the Euro bank term loan. On an annual basis, we are required to offer an early principal payment based on a ratable percentage of our excess cash flow (as defined in these agreements) to the 2006 senior noteholders, the 2004 senior noteholders and the Euro bank term loan noteholders. Based on our results in the fourth quarter of 2008, we made $18.9 million of payments in the second quarter of 2009 and this amount is classified as current maturities of long-term debt at January 31, 2009.
     We are not required to make any other principal payments on our bank credit facility, the 2006 Senior Notes, the 2004 Senior Notes, or the Euro bank term loan within the next year except the annual excess cash flow payments discussed above. Borrowings under these facilities are classified as long term because we have the ability and intent to keep the balances outstanding over the next 12 months.
     Under the amendments, each facility is secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. Capacity under the revolving credit agreement is $145 million as of January 31, 2009. After we made the excess cash flow payment in the second quarter of 2009, capacity on our revolving credit facility was permanently reduced by $9.9 million.
     As of January 31, 2009, we had $28.7 million of borrowing availability under our most restrictive financial covenant, which was not be impacted by the 2009 excess cash flow payment mentioned above. Under the amendments, our maximum leverage ratio covenant decreased from 4.25 to 4.00 as of January 31, 2009.
     Our net working capital is generally at its highest level in the first quarter of the fiscal year and trends down to its lowest level near the end of the fiscal year due to seasonality in the business. As expected, our borrowing availability decreased in the first quarter of 2009 from our prior year end due to our seasonal net working capital build and the decline in the maximum leverage ratio.
     While we were in compliance with our covenants during the first quarter of 2009 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with our covenants or other requirements of our financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could adversely impact our business, financial condition and results of operations.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Part I — Item 1A “Risk Factors” of our 2008 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2009, for additional disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of January 31, 2009, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Control Over Financial Reporting
     The Company is in the process of implementing an Oracle/Business Process Improvement enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to be substantially complete in 2009. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal control over financial reporting as a result of this implementation. As of January 31, 2009, 27 manufacturing facilities had implemented the new ERP system, which resulted in certain changes and enhancements to the Company’s internal controls. This ERP system, along with the internal control over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system were evaluated as appropriate and effective. There were no other changes to internal control over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 5. OTHER INFORMATION
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Annual Report on Form 10-K for the year ended November 1, 2008.
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

SPARTECH CORPORATION
(Registrant)

Date: March 3, 2009	/s/ Myles S. Odaniell Myles S. Odaniell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Randy C. Martin

Randy C. Martin
Executive Vice President Corporate
Development and Chief Financial Officer
(Principal Financial and Accounting Officer)