Form 10-Q
period 2009-05-02
SPARTECH CORP
filed 2009-06-10
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
30,715,982 shares of Common Stock, $.75 par value per share, outstanding as of June 8, 2009.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER AND SIX MONTHS ENDED MAY 2, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	May 2, 2009	November 1,
	(Unaudited)	2008

Assets

Current assets:
Cash and cash equivalents	$1,950	$2,118
Trade receivables, net of allowances of $4,882 and $4,550, respectively	122,422	176,108
Inventories	77,599	96,721
Prepaid expenses and other current assets	26,305	24,665

Total current assets	228,276	299,612

Property, plant and equipment, net of accumulated depreciation of $328,674 and $297,876, respectively	264,163	280,202
Goodwill	145,498	145,498
Other intangible assets, net of accumulated amortization of $15,490 and $13,148, respectively	30,343	32,722
Other long-term assets	3,845	4,385

Total assets	$672,125	$762,419

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$19,011	$20,428
Accounts payable	87,622	155,594
Accrued liabilities	31,419	42,676

Total current liabilities	138,052	218,698

Long-term debt, less current maturities	245,222	254,226
Other long-term liabilities:
Deferred taxes	57,154	56,516
Other long-term liabilities	6,232	6,189

Total liabilities	446,660	535,629

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846; Outstanding: 30,715,982 and 30,563,605 shares, respectively	24,849	24,849
Contributed capital	203,931	202,656
Retained earnings	50,732	53,588
Treasury stock, at cost, 2,415,864 and 2,568,241 shares, respectively	(56,390)	(56,389)
Accumulated other comprehensive income	2,343	2,086

Total shareholders’ equity	225,465	226,790

Total liabilities and shareholders’ equity	$672,125	$762,419

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008

Net sales	$234,334	$367,347	$483,484	$702,453

Costs and expenses:
Cost of sales	198,855	331,140	425,523	643,137
Selling, general and administrative expenses	19,036	22,371	42,125	45,510
Amortization of intangibles	1,161	1,308	2,329	2,641
Restructuring and exit costs	3,688	617	4,515	841

	222,740	355,436	474,492	692,129

Operating earnings	11,594	11,911	8,992	10,324

Interest, net of interest income of $0, $92, $22 and $213, respectively	4,180	5,078	8,892	10,224

Earnings before income taxes	7,414	6,833	100	100

Income tax expense (benefit)	3,650	2,468	1,428	(775)

Net earnings (loss)	$3,764	$4,365	$(1,328)	$875

Net earnings (loss) per common share:
Basic	$.12	$.14	$(.04)	$.03

Diluted	$.12	$.14	$(.04)	$.03

Dividends declared per common share	$.00	$.135	$.05	$.27

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Six Months Ended
	May 2,	May 3,
	2009	2008

Cash flows from operating activities
Net earnings (loss)	$(1,328)	$875
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization expense	22,294	23,628
Provision for bad debt expense	3,595	1,818
Stock-based compensation expense	1,275	2,280
Other, net	1,769	(753)
Change in current assets and liabilities	(8,325)	(11,140)

Net cash provided by operating activities	19,280	16,708

Cash flows from investing activities
Capital expenditures	(5,096)	(8,916)
Business acquisitions	—	(774)
Proceeds from disposition of assets	61	—

Net cash used for investing activities	(5,035)	(9,690)

Cash flows from financing activities
Bank credit facility borrowings, net	8,105	8,249
Payments on notes and bank term loan	(18,912)	—
(Payments) / borrowings on bonds and leases, net	(528)	82
Cash dividends on common stock	(3,057)	(8,271)
Issuance of common stock	—	2,812
Stock options exercised	—	16
Treasury stock acquired	—	(9,667)

Net cash used for financing activities	(14,392)	(6,779)

Effect of exchange rate changes on cash and cash equivalents	(21)	223

(Decrease) / increase in cash and cash equivalents	(168)	462
Cash and cash equivalents at beginning of year	2,118	3,409

Cash and cash equivalents at end of period	$1,950	$3,871

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
2) Inventories
     Inventories are valued at the lower of cost or market. Inventories at May 2, 2009 and November 1, 2008 are comprised of the following components:

	May 2,	November 1,
	2009	2008

Raw materials	$43,677	$54,052
Production supplies	8,569	8,725
Finished goods	25,353	33,944

	$77,599	$96,721

3) Restructuring and Exit Costs
     Restructuring and exit costs were recorded in the consolidated condensed statements of operations for the three and six months ended May 2, 2009 and May 3, 2008 as follows:

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008
Restructuring and exit costs:
Custom Sheet and Rollstock	$1,675	$214	$1,857	$438
Packaging Technologies	780	123	1,116	123
Color and Specialty Compounds	919	277	1,211	277
Engineered Products	25	—	25	—
Corporate	289	3	306	3

Total Restructuring and exit costs.	3,688	617	4,515	841
Income tax benefit	(1,262)	(174)	(1,557)	(242)

Impact on net earnings	$2,426	$443	$2,958	$599

     In 2008, the Company announced a restructuring plan to address declines in end-market demand by reducing costs and building a low cost-to-serve model. The plan includes the consolidation of production facilities, shut down of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. Since the plan was initiated, the Company has substantially completed the consolidations of its packaging facility in Mankato, Minnesota and compounding facility in St. Clair, Michigan into other existing facilities, and shut down its underperforming

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
sheet operations in Donchery, France. In addition, the Company recently initiated the consolidation of its sheet facility in Atlanta, Georgia. Refer to Note 11, Subsequent Events, for disclosure of restructuring activities initiated after May 2, 2009.
     The following table summarizes the cumulative restructuring and exit costs incurred to-date under the 2008 restructuring plan:

	Cumulative	Six Months Ended	Cumulative
	through 2008	May 2, 2009	To-Date
Employee severance	$917	$2,838	$3,755
Facility consolidation and shut-down costs	258	855	1,113
Accelerated depreciation	667	822	1,489

Total	$1,842	$4,515	$6,357

     Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shut-downs as well as other job reductions. Facility consolidations and shut-down costs primarily include equipment shutdown, moving and installation expenses and lease terminations. Accelerated deprecation represents the impact from reduced lives on property, plant and equipment. The Company expects to incur approximately $1,800 of additional restructuring expenses for initiatives announced through May 2, 2009 which will be mostly comprised of cash employee severance and facility consolidation and shut-down costs. The Company’s recently announced facility consolidations and shut downs are expected to be substantially complete by the end of 2009.
     The Company’s total restructuring liability, representing primarily severance, was $2,742 at May 2, 2009 and $138 at November 1, 2008. Cash payments were $1,089 in the first six months of 2009.
4) Long-Term Debt
     Long-term debt consisted of the following at May 2, 2009 and November 1, 2008:

	May 2,	November 1,
	2009	2008

2006 Senior Notes	$45,684	$50,000
2004 Senior Notes	137,054	150,000
Bank credit facility	49,795	41,600
Bank term loan	18,174	19,113
Other	13,526	13,941

	264,233	274,654
Less current maturities	19,011	20,428

	$245,222	$254,226

     In accordance with the Company’s debt agreements, it is required to offer to fund early principal payments to its senior note and term loan holders based on a ratable percentage of its previous fiscal year excess cash flow as defined in the agreements. Based on the Company’s excess cash flow in 2008, it made payments of $18,912 in the second quarter of 2009.
     The Company’s Euro bank term loan matures on February 16, 2010 and, accordingly, 15,000 Euro ($18,174 U.S.) has been included in the current maturities of long-term debt at May 2, 2009. The Company is not required to make any other principal payments on its bank credit facility or senior notes in the next 12 months and borrowings under these facilities are classified as long term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
     While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     At May 2, 2009, the Company had a one-month LIBOR-based loan outstanding under the bank credit facilities of $30,000 at 2.45% and additional prime-based borrowings of $19,795 at 4.25%. At November 1, 2008, the Company had one-month LIBOR-based loans outstanding under the bank credit facilities of $20,000 at 6.84% and $20,000 at 5.47%, and additional prime-based borrowings of $1,609 at 5.25%. The bank credit facility will expire on June 2, 2011.
5) Income Taxes
     The difference between the U.S. federal statutory rate and the Company’s effective tax rate in the second quarter and the first six months of 2009 is largely attributable to the negative impact of a valuation allowance on losses related to the Company’s Donchery, France operations.
6) Fair Value of Financial Instruments
     Effective November 2, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities which has been deferred by FASB Staff Position 157-2, Effective Date of Statement 157, and will be effective on the first day of fiscal year 2010. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. There was no impact to the Company’s consolidated financial statements upon adoption of SFAS 157.
     In addition, effective November 2, 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has elected not to measure any financial instruments or certain other items at fair value.
7) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive, and the United States Environmental Protection Agency (“USEPA”) initiated an investigation, related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. As of May 2, 2009, the Company had approximately $500 accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded for the next five years, the anticipated remaining timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s currently believes that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
8) Net Earnings (Loss) Per Share
     Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six month periods ended May 2, 2009, all outstanding equity compensation instruments were excluded from the calculation of diluted earnings per share because they were antidilutive.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
     The reconciliation of the net earnings (loss) and weighted average number of common shares used in the computations of basic and diluted earnings (loss) per share for the three and six-month periods ended May 2, 2009 and May 3, 2008 is as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008
Net earnings (loss):
Basic and diluted net earnings (loss)	$3,764	$4,365	$(1,328)	$875

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,379	30,306	30,354	30,222
Add: Dilutive shares from equity instruments	—	1	—	11

Diluted weighted average shares outstanding	30,379	30,307	30,354	30,233

Net earnings (loss) per share:
Basic	$.12	$.14	$(.04)	$.03

Diluted	$.12	$.14	$(.04)	$.03

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
     The following presents the Company’s net sales and operating earnings by reportable segment and group and the reconciliation to consolidated operating earnings for the three and six-month periods ended May 2, 2009 and May 3, 2008:

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3
	2009	2008	2009	2008
Net sales
Custom Sheet and Rollstock	$106,414	$166,629	$220,030	$313,979
Packaging Technologies	52,346	69,777	107,375	135,522
Color and Specialty Compounds	56,883	107,905	125,239	212,721
Engineered Products	18,691	23,036	30,840	40,231

Net sales (1)	$234,334	$367,347	$483,484	$702,453

Operating earnings
Custom Sheet and Rollstock	$4,030	$7,737	$3,992	$5,933
Packaging Technologies	9,422	4,857	15,600	9,644
Color and Specialty Compounds	2,548	4,766	2,170	6,935
Engineered Products	4,000	3,477	5,112	5,106
Corporate expenses	(8,406)	(8,926)	(17,882)	(17,294)

Operating earnings	$11,594	$11,911	$8,992	$10,324

(1)	Excludes inter-segment sales of $12,924, $15,602, $21,487 and $29,913, respectively, primarily from the Color and Specialty Compounds segment.

SPARTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and dollars in thousands, except per share amounts)
10) Comprehensive Income (Loss)
     Comprehensive income (loss) is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings (loss) to comprehensive income (loss) for the three and six months ended May 2, 2009 and May 3, 2008 is as follows:

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008

Net earnings (loss)	$3,764	$4,365	$(1,328)	$875
Foreign currency translation adjustments	820	(703)	257	(2,500)

Total comprehensive income (loss)	$4,584	$3,662	$(1,071)	$(1,625)

11) Subsequent Events
     Subsequent to May 2, 2009, the Company initiated the shut-down of its specialty compounding facility in Arlington, Texas and its marine business in Rockledge, Florida.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Highlights
     During the second quarter and the first six months of 2009, we continued to operate in a weak end-market demand environment. Our underlying volume decreased 33% in both periods compared to the same periods in the prior year with the most significant declines occurring in our transportation, recreation and leisure and building and construction markets. Despite our significant sales volume declines, we mitigated the adverse earnings impact of the declines with the benefits from our improvement initiatives. We continue to make substantive progress on our strategic plan that was developed early in 2008. This plan resulted in new business strategies, asset restructurings, organizational enhancements, business process reengineering, improvements in margin and mix, and a reduction in our cost footprint focused on facilitating a low cost-to-serve model. Our results in the second quarter of 2009 reflected cost reductions and other improvement initiatives which included $50 million of annualized benefits implemented in 2008 plus additional structural cost reduction and earnings improvement actions initiated in 2009.
     In addition, we implemented several shorter term improvement initiatives in the second quarter, including: (i) temporary across-the-board salary reductions, (ii) suspension of our 401k match and deferred compensation contributions, (iii) modification of our vacation policy to eliminate the cash settlement of earned vacation, and (iv) cost containment initiatives to flex work schedules and reduce the number of days worked per week. The change in vacation policy resulted in $4.1 million of one-time earnings in the quarter. We expect that the benefit of our shorter term actions will be replaced with the full quarter impact of other initiatives that were implemented throughout the second quarter of 2009. We intend to maintain these shorter term actions until we make further progress on the additional structural cost reductions or the external environment improves.
     We reported operating earnings of $11.6 million and $9.0 million in our second quarter and first six months of 2009 which compared to $11.9 million and $10.3 million in the same periods of the prior year. In addition, we paid down $17.9 million of debt in the second quarter bringing the six months 2009 total to $11.3 million.
     Our fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. In addition, periods presented are fiscal periods unless noted otherwise.
Outlook
     While end-market demand continues to be weak, volumes in many of the markets we serve started to stabilize during the second quarter, albeit at very low levels. We are encouraged by improved customer sentiment, but our operating plans assume the recessionary effects will continue through 2009 and that end-market demand will remain weak. Our operating plans also reflect specific actions we have taken to manage through the automotive crisis, related bankruptcies, and summer shutdowns which will result in particularly weak demand for this market, but the impact of these developments are uncertain.
     We will continue to execute our improvement initiatives and focus on maximizing cash flows. These initiatives have included the implementation of many structural cost reductions as well as shorter term measures that have allowed us to continue to support appropriate investments in technology, resources focused on future growth, and other organizational improvements. We expect to emerge from this recessionary environment as a stronger company that is better able to leverage its cost structure and positioned to generate profitable growth and enhanced shareholder returns.
Consolidated Results
     Net sales were $234.3 million and $483.5 million in the three and six-month periods ended May 2, 2009, respectively, representing 36% and 31% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Six Months
Underlying volume	(33)%	(33)%
Price/Mix	(3)	2

	(36)%	(31)%

     For both period comparisons, the decreases in underlying volumes were caused by lower end-market demand and decreases in discretionary spending in the economy. The lower volumes occurred across all of our segments and major end markets with the most significant declines occurring in our end markets which are more sensitive to discretionary spending, including the transportation, recreation and leisure and building and construction markets. The price/mix decline in the second quarter was primarily due to lower resin costs that were passed through to customers as lower selling prices.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the second quarter and first six months of 2009 compared to the same periods in 2008. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs and excludes amortization of intangible assets and restructuring and exit costs. Cost of sales are presented in the following table, and we have not presented it as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are generally passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended		Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008

Dollars and Pounds (in millions)
Net sales	$234.3	$367.3	$483.5	$702.5
Cost of sales	198.8	331.1	425.5	643.2

Gross margin	$35.5	$36.2	$58.0	$59.3

Pounds Sold	225.7	336.9	439.4	652.4

Dollars per Pound Sold
Net sales	$1.038	$1.090	$1.100	$1.077
Cost of sales	.881	.983	.968	.986

Gross margin	$.157	$.107	$.132	$.091

     The decrease in net sales per pound in the second quarter of 2009 compared to the same period in the prior year was caused by lower resin prices that were passed through to customers as lower selling prices. For the first six months of 2009, the increase in net sales per pound was due to higher selling prices in the first quarter of 2009. The 5.0 cent and 4.1 cent per pound increases in gross margin for the second quarter and first six months of 2009 reflect a reduced mix of lower margin products sold to the automotive sector of the transportation market, margin increases from our improvement initiatives and conversion cost reductions. Our conversion cost dollars decreased 30% and 26% in the second quarter and first six months comparisons and were caused by the impact of our cost reductions and the volume declines. In addition, we recognized a one-time reduction in conversion costs of $3.0 million during our second quarter of 2009 from a change in our vacation policy.
     Selling, general and administrative expenses were $19.0 million and $42.1 million in the second quarter and first six months of 2009 compared to $22.4 million and $45.5 million in the same periods of the prior year. For both period comparisons, the benefits associated with our improvement initiatives were partially offset by the impact of higher bad debt expense. Additionally, we recognized a one-time reduction in our selling, general and administrative expenses of $1.1 million in the second quarter of 2009 from the change in our vacation policy.
     Amortization of intangibles was $1.2 million and $2.3 million in the second quarter and first six months of 2009 compared to $1.3 and $2.6 million in the same periods of the prior year. The decreases in both period comparisons reflect the benefits derived from intangibles which were fully amortized by the end of 2008.
     Restructuring and exit costs were $3.7 million and $4.5 million in the second quarter and first six months of 2009 compared to $0.6 million and $0.8 million in the same periods of the prior year. The costs during the second quarter and first six months of 2009 are mostly comprised of employee severance, facility consolidation and shut-down costs and accelerated depreciation resulting from our cost reduction efforts. We expect to incur approximately $1.8 million of additional restructuring expenses for initiatives announced through May 2, 2009 which will be mostly comprised of cash employee severance, facility consolidation and shut-down costs. In the future, we expect to announce additional cost reduction activities to address our end-market demand environment and support our improvement initiatives.

     Interest expense, net of interest income, was $4.2 million and $8.9 million in the second quarter and first six months of 2009 compared to $5.1 million and $10.2 million in the same periods of the prior year. These decreases were primarily driven by the $76.9 million debt paydowns during the last 12 months.
     Our second quarter and first six months of 2009 effective tax rate was negatively impacted by increases in losses from our Donchery, France operations for which we have not recorded a tax benefit. Exclusive of the French loss, our effective tax rate reflected our typical 37-39% tax rate.
     We reported net earnings of $3.8 million and a net loss of $1.3 million for the second quarter and first six months of 2009 compared to net earnings of $4.4 million and $0.9 million in the same periods of the prior year. These decreases reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $106.4 million and $220.0 million in the three and six-month periods ended May 2, 2009, respectively, representing 36% and 30% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Six Months
Underlying volume	(29)%	(28)%
Price/Mix	(7)	(2)

	(36)%	(30)%

     For both period comparisons, most of our underlying volume decreases in this segment occurred in the transportation, recreation and leisure, and building and construction markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $4.0 million in both the second quarter and first six months of 2009 compared to $7.7 million and $5.9 million in the same periods of the prior year. The decreases in operating earnings for both period comparisons were primarily caused by the decrease in sales volumes and increase in restructuring and exit costs, partially offset by the benefits of our improvement initiatives.
Packaging Technologies
     Net sales were $52.3 million and $107.4 million in the three and six-month periods ended May 2, 2009, respectively, representing 25% and 21% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Six Months
Underlying volume	(18)%	(19)%
Price/Mix	(7)	(2)

	(25)%	(21)%

     The decreases in underlying volume reflected 5% and 7% declines to packaging-related markets for the second quarter and first six-months of 2009, which represent approximately 82% of this segment’s total sales volume. The remaining declines in underlying volume for the three and six-month periods were attributable to the portion of this segment which sells to non-packaging related markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $9.4 million and $15.6 million in the second quarter and first six months of 2009 compared to $4.9 million and $9.6 million in the same periods of the prior year. The increase in operating earnings was due to the positive benefits of a higher mix of food packaging products and the benefits of our improvement initiatives, including our Mankato, Minnesota facility consolidation.

Color and Specialty Compounds Segment
     Net sales were $56.9 million and $125.2 million in the three and six-month periods ended May 2, 2009, respectively, representing 47% and 41% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Six Months
Underlying volume	(43)%	(42)%
Price/Mix	(4)	1

	(47)%	(41)%

     For both period comparisons, the decrease in underlying volume was due to lower sales of compounds across all of our end markets. In particular, underlying volumes sold to the automotive sector of the transportation market, the building and construction market and the film packaging end market were down significantly. The price/mix decline in the second quarter was caused by lower resin costs which were passed through to customers as lower selling prices and lower automotive sales.
     This segment’s operating earnings were $2.5 million and $2.2 million in the second quarter and first six months of 2009 compared to $4.8 million and $6.9 million of operating earnings in the same periods of the prior year. For both period comparisons, these declines were primarily caused by the decrease in sales volumes, partially offset by benefits from our improvement initiatives.
Engineered Products Group
     Net sales were $18.7 million and $30.8 million in the three and six-month periods ended May 2, 2009, respectively, representing 19% and 23% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Six Months
Underlying volume	(15)%	(24)%
Price/Mix	(4)	1

	(19)%	(23)%

     The decreases in underlying volume for both period comparisons were largely caused by lower sales volume to the marine and lawn and garden markets due to decreases in discretionary spending in the economy. The price/mix decrease in the second quarter represents lower resin costs that were passed through to customers as lower selling prices.
     This group’s operating earnings were $4.0 million and $5.1 in the second quarter and first six months of 2009 compared to $3.5 million and $5.1 million in the same periods of the prior year. The increase in operating earnings for the three-month period was largely was due to the positive benefits of our improvement initiatives, partially offset by the decline in sales volumes to the marine market. For the six month period, lower sales volumes of wheels to the lawn and garden market and reduced sales to the marine market were offset by the positive benefits of our improvement initiatives.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated condensed statement of operations and include corporate office expenses, information technology costs, professional fees and the impact of foreign currency exchange. Corporate expenses were $8.4 million and $17.9 million in second quarter and the first six months of 2009 compared to $8.9 million and $17.3 million in the same periods of the prior year. Corporate expenses decreased in the second quarter of 2009 due primarily to the benefits of our improvement initiatives. For the first six months of 2009, excluding the impact of foreign currency exchange, Corporate expenses were essentially flat period-over-period.

Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business and acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the six months ended May 2, 2009 and May 3, 2008:

	Six Months Ended
	May 2,	May 3,
Cash Flows (in millions)	2009	2008
Net cash provided by operating activities	$19.3	$16.7
Net cash used for investing activities	(5.0)	(9.7)
Net cash used for financing activities	(14.4)	(6.7)
Effect of exchange rate changes	(0.1)	0.2

(Decrease) / increase in cash and cash equivalents	$(0.2)	$0.5

     Net cash provided by operating activities was $19.3 million in the first six months of 2009, compared to $16.7 million in the same period of the prior year. The increase is largely due to a smaller investment in our net working capital during the first six months of the current year compared to the same period of the prior year.
     Our primary investing activity in 2009 was capital expenditures. In the first six months of the current year, capital expenditures were primarily incurred to maintain our facilities and amounted to $5.1 million, compared to $8.9 million in same period of 2008. The $3.8 million decrease was largely attributable to our focus on cash management in the current year.
     Net cash used for financing activities was $14.4 million in the first six months of 2009, compared to $6.7 million for the same period of 2008. The cash used for financing activities in the current period reflects $11.3 million to pay down debt and $3.1 million used to pay dividends. The $6.7 million of cash used for financing activities in the same period of the prior year reflects $9.7 million of treasury share purchases and $8.3 million to pay dividends, partially offset by $8.3 million of borrowings and $2.8 million received from a director purchase of common stock. We suspended our cash dividend during the second quarter of 2009.
Financing Arrangements
     As of May 2, 2009, we had $264.2 million of outstanding debt with a weighted average interest rate of 5.7%, of which 71% represented fixed rate instruments with a weighted average interest rate of 6.6%. In addition, as of May 2, 2009, we used $12.5 million of cash held in Canada to pay down debt. Under Internal Revenue Service regulations, we can use this cash to fund U.S. operations or pay down U.S. debt for up to 60 consecutive days or 180 total days during our fiscal year without incurring income tax. If we were to permanently transfer this cash to the U.S., we may be required to pay income tax of approximately $3 million on the transferred cash.
     As of May 2, 2009, we had $52.2 million of borrowing availability under our most restrictive financial covenant. While we were in compliance with our covenants during the second quarter of 2009 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with our covenants or other requirements of our financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.
     In accordance with our debt agreements, we are required to offer to fund early principal payments to our senior note and term loan holders based on a ratable percentage of our previous fiscal year’s excess cash flow as defined in the agreements. Based on our excess cash flow in 2008, we made payments of $18.9 million in the second quarter of 2009.
     Our Euro bank term loan matures on February 16, 2010 and, accordingly, 15,000 Euro ($18,174 U.S.) has been included in the current maturities of long-term debt at May 2, 2009. We are not required to make any other principal payments on our bank credit facility or senior notes in the next 12 months and borrowings under these facilities are classified as long term because we have the ability and intent to keep the balances outstanding over the next 12 months.

     Our bank credit facility, senior notes and bank term loan are secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. Capacity under the revolving credit agreement is $135.1 million as of May 2, 2009.
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
Cautionary Statements Concerning Forward-Looking Statements
     Statements in this Form 10-Q that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which have impacted and could impact our operations and results include, but are not limited to:
(a)	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	adverse changes in the domestic automotive markets, including the bankruptcy filings by the automobile original equipment manufacturers which could have a cascading effect on our customers and adversely impact our business;

(e)	our inability to achieve the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our planned improvement initiatives;

(f)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(g)	our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(h)	restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(i)	possible asset impairment charges;

(j)	our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, or savings to be achieved in connection with announced production plant restructurings;

(k)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(l)	our inability to develop and launch new products successfully;

(m)	possible weaknesses in internal controls; and

(n)	our ability to successfully complete the implementation of a new enterprise resource planning computer system and to obtain expected benefits from our system.
     We assume no responsibility to update our forward-looking statements, except as required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Part I — Item 1A “Risk Factors” of our 2008 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2009 and Part II — Item 1A “Risk Factors” below, for additional disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of May 2, 2009, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Control Over Financial Reporting
     The Company is in the process of implementing an Oracle/Business Process Improvement enterprise resource planning (“ERP”) system. Implementation began in 2006 and is scheduled to be substantially complete in 2009. As the Company continues to implement the new ERP system, it expects that there will be future improvements in internal control over financial reporting as a result of this implementation. As of May 2, 2009, 31 manufacturing facilities had implemented the new ERP system, which resulted in certain changes and enhancements to the Company’s internal controls. This ERP system, along with the internal control over financial reporting impacted by the implementation, were appropriately tested for design effectiveness. While some processes and controls will continue to evolve as the implementation progresses, existing controls and the controls affected by the implementation of the new system were evaluated as appropriate and effective. There were no other changes to internal control over financial reporting during the quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors in Part I — Item 1A “Risk Factors” of our 2008 Form 10-K for the year ended November 1, 2008 and as set forth below, which could materially affect our business, financial condition or future results. These factors may or may not occur and we are not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate.
The bankruptcy filings by the automobile original equipment manufactures (OEMs) could have a cascading effect on our customers and adversely impact our business.
     We are exposed to the automotive market. The bankruptcy filings by the automobile OEMs could have a cascading effect on a group of our customers directly affecting their ability to pay or cause their own bankruptcy filings which could, in turn, adversely impact our business.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On March 11, 2009, the Company held its 2009 annual meeting of shareholders. Pursuant to the proposals as described in the Company’s proxy statement for the meeting, the shareholders voted on the following matters:
1.	To elect three Class A directors to serve for one-year terms:

Nominee	Votes For	Authority Withheld
Victoria M. Holt	24,444,629	4,284,801
Walter J. Klein	26,304,615	2,424,815
Craig A. Wolfanger	26,081,994	2,647,436
2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year:

Votes For	Votes Against	Abstentions/Non-Votes
28,318,616	356,049	7,327
3.	To amend the Company’s 2004 Equity Compensation Plan to extend the term of the Plan and increase the number of shares available for issuance under the Plan:

Votes For	Votes Against	Abstentions/Non-Votes
14,779,994	11,929,948	11,583
Item 5. OTHER INFORMATION
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.

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

SPARTECH CORPORATION (Registrant)
Date: June 9, 2009	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)