Form 10-Q
period 2009-08-01
SPARTECH CORP
filed 2009-09-10
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
30,722,927 shares of Common Stock, $.75 par value per share, outstanding as of September 8, 2009.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED AUGUST 1, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	August 1, 2009	November 1,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$437	$2,118
Trade receivables, net of allowances of $3,522, and $4,550, respectively	128,706	176,108
Inventories	71,596	96,721
Prepaid expenses and other current assets	26,867	24,665

Total current assets	227,606	299,612

Property, plant and equipment, net of accumulated depreciation of $338,784 and $297,876, respectively	256,303	280,202
Goodwill	145,498	145,498
Other intangible assets, net of accumulated amortization of $16,689 and $13,148, respectively	29,429	32,722
Other long-term assets	3,889	4,385

Total assets	$662,725	$762,419

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,071	$20,428
Accounts payable	93,163	155,594
Accrued liabilities	35,395	42,676

Total current liabilities	148,629	218,698

Long-term debt, less current maturities	219,167	254,226
Other long-term liabilities:
Deferred taxes	57,413	56,516
Other long-term liabilities	6,649	6,189

Total liabilities	431,858	535,629

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00)
Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75)
Issued: 33,131,846; Outstanding: 30,722,927 and 30,563,605 shares, respectively	24,849	24,849
Contributed capital	203,577	202,656
Retained earnings	52,225	53,588
Treasury stock, at cost, 2,408,919 and 2,568,241 shares, respectively	(54,961)	(56,389)
Accumulated other comprehensive income	5,177	2,086

Total shareholders’ equity	230,867	226,790

Total liabilities and shareholders’ equity	$662,725	$762,419

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$241,736	$347,459	$722,740	$1,043,135

Costs and expenses:
Cost of sales	206,861	313,041	629,403	950,421
Selling, general and administrative expenses	19,642	21,706	61,074	66,671
Amortization of intangibles	1,098	1,249	3,427	3,889
Restructuring and exit costs	1,130	857	5,556	1,693

	228,731	336,853	699,460	1,022,674

Operating earnings	13,005	10,606	23,280	20,461

Interest, net of interest income of $0, $122, $22 and $334, respectively	3,845	5,223	12,597	15,328

Earnings from continuing operations before income taxes	9,160	5,383	10,683	5,133

Income tax expense	4,448	1,023	6,388	122

Net earnings from continuing operations	4,712	4,360	4,295	5,011

(Loss) / earnings of discontinued operations, net of tax	(3,219)	50	(4,130)	274

Net earnings	$1,493	$4,410	$165	$5,285

Basic earnings per share:
Earnings from continuing operations	$.16	$.14	$.14	$.17
(Loss) / earnings of discontinued operations	(.11)	.01	(.13)	—

Net earnings	$.05	$.15	$.01	$.17

Diluted earnings per share:
Earnings from continuing operations	$.15	$.14	$.14	$.17
(Loss) / earnings of discontinued operations	(.10)	.01	(.13)	—

Net earnings	$.05	$.15	$.01	$.17

Dividends declared per share	$—	$.05	$.05	$.32

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Nine Months Ended
	August 1,	August 2,
	2009	2008

Cash flows from operating activities
Net earnings	$165	$5,285
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization expense	33,025	35,496
Provision for bad debt expense	4,064	2,110
Restructuring and exit costs	2,677	296
Stock-based compensation expense	2,350	2,469
Other, net	1,465	(942)
Change in current assets and liabilities	2,387	6,062

Net cash provided by operating activities	46,133	50,776

Cash flows from investing activities
Capital expenditures	(6,722)	(13,850)
Business acquisitions	—	(792)
Proceeds from disposition of assets	102	571

Net cash used for investing activities	(6,620)	(14,071)

Cash flows from financing activities
Payments on bank credit facility, net	(18,000)	(19,352)
Payments on notes and bank term loan	(18,936)	—
(Payments) / borrowings on bonds and leases, net	(887)	990
Debt issuance costs	(191)	—
Cash dividends on common stock	(3,057)	(12,397)
Issuance of common stock	—	2,812
Stock options exercised	—	16
Treasury stock acquired	—	(9,667)

Net cash used for financing activities	(41,071)	(37,598)

Effect of exchange rate changes on cash and cash equivalents	(123)	4

Decrease in cash and cash equivalents	(1,681)	(889)
Cash and cash equivalents at beginning of year	2,118	3,409

Cash and cash equivalents at end of period	$437	$2,520

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and Dollars in thousands, except per share amounts)
1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (“Spartech” or “the Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s November 1, 2008 Annual Report on Form 10-K.
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
2) Discontinued Operations
     In the third quarter 2009, the Company closed and liquidated its Marine business in Rockledge, Florida as a result of operating losses and the outlook for the marine industry in the foreseeable future. The Marine business was previously reported as a part of the Engineered Products group. Additionally, the Company shut down a compounding business located in Arlington, Texas that serviced one customer. The closure was due to the termination of its supply contract as part of this customer’s bankruptcy proceedings. A summary of the net sales and the net loss from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$351	$2,886	$2,830	$9,663

(Loss) / earnings of discontinued operations before income taxes	(5,031)	78	(6,454)	428
Income tax (benefit) / expense	(1,812)	28	(2,324)	154

(Loss) / earnings of discontinued operations, net of tax	$(3,219)	$50	$(4,130)	$274

     The carrying amounts of assets and liabilities associated with discontinued operations consisted of the following at August 1, 2009 and November 1, 2008:

	August 1,	November 1,
	2009	2008

Assets
Current Assets:
Trade receivables, net	$58	$1,319
Inventories	140	1,532
Prepaids and other current assets	342	41

Current assets of discontinued operations	540	2,892
Property, plant, and equipment, net	—	2,498
Other assets of discontinued operations	24	24

Total assets of discontinued operations	$564	$5,414

	August 1,	November 1,
	2009	2008
Liabilities
Accounts payable	$61	$399
Accrued liabilities	1,678	482

Current liabilities of discontinued operations	$1,739	$881

     The accrued liabilities primarily represent exit and restructuring costs including severance and lease obligations that are expected to be substantially paid during fiscal year 2010.
3) Inventories
     Inventories are valued at the lower of cost or market. Inventories at August 1, 2009 and November 1, 2008 are comprised of the following components:

	August 1,	November 1,
	2009	2008

Raw materials	$38,033	$54,052
Production supplies	8,397	8,725
Finished goods	25,166	33,944

Total inventories	$71,596	$96,721

4) Restructuring and Exit Costs
     Restructuring and exit costs were recorded in the consolidated condensed statements of operations for the three and nine months ended August 1, 2009 and August 2, 2008 as follows:

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Restructuring and exit costs:
Custom Sheet and Rollstock	$950	$228	$2,807	$666
Packaging Technologies	56	558	1,172	681
Color and Specialty Compounds	124	71	1,271	343
Engineered Products	—	—	—	—
Corporate	—	—	306	3

Total Restructuring and exit costs	1,130	857	5,556	1,693
Income tax benefit	(411)	(311)	(1,936)	(551)

Impact on net earnings from continuing operations	$719	$546	$3,620	$1,142

     In 2008, the Company announced a restructuring plan to address declines in end-market demand by reducing costs and building a low cost-to-serve model. The plan included the consolidation of production facilities, shut down of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. Since the plan was initiated, the Company has closed its packaging facility in Mankato, Minnesota, its compounding facility in St. Clair, Michigan and its sheet operations in Donchery, France and Atlanta, Georgia.
     The following table summarizes the cumulative restructuring and exit costs incurred to-date under the 2008 restructuring plan:

		Nine Months
	Cumulative	Ended	Cumulative
	through 2008	August 1, 2009	To-Date

Employee severance	$894	$3,240	$4,134
Facility consolidation and shut-down costs	258	1,383	1,641
Accelerated depreciation	667	933	1.600

Total	$1,819	$5,556	$7,375

     Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shut-downs as well as other job reductions. Facility consolidations and shut-down costs primarily include equipment shut-down, moving and installation expenses and lease terminations. Accelerated deprecation represents the impact from reduced lives on property, plant and equipment. The Company expects to incur approximately $1,600 of additional restructuring expenses for initiatives announced through August 1, 2009 which will primarily consist of cash employee severance and facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the end of 2009.
     The Company’s total restructuring liability from continuing operations, representing primarily severance, was $1,198 at August 1, 2009 and $121 at November 1, 2008. Cash payments for restructuring activities of continuing operations were $3,546 in the first nine months of 2009.
5) Long-Term Debt
     Long-term debt consisted of the following at August 1, 2009 and November 1, 2008:

	August 1,	November 1,
	2009	2008

2006 Senior Notes	$45,684	$50,000
2004 Senior Notes	137,054	150,000
Bank credit facility	23,600	41,600
Bank term loan	19,391	19,113
Other	13,509	13,941

	239,238	274,654
Less current maturities	20,071	20,428

	$219,167	$254,226

     In accordance with the Company’s debt agreements, it is required to offer to fund early principal payments to its senior note and term loan holders based on a ratable percentage of its previous fiscal year excess cash flow as defined in the agreements. Based on the Company’s excess cash flow in 2008, it made payments of $18,936 in the second quarter of 2009.
     The Company’s Euro bank term loan matures on February 16, 2010 and, accordingly, 15,000 Euro ($19,391 U.S.) has been included in the current maturities of long-term debt at August 1, 2009. The Company is not required to make any other principal payments on its bank credit facility or senior notes in the next 12 months and borrowings under these facilities are classified as long term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
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
     At August 1, 2009, the Company had a one-month LIBOR-based loan outstanding under the bank credit facilities of $10,000 at 2.30% and additional prime-based borrowings of $13,600 at 4.25%. At November 1, 2008, the Company had one-month LIBOR-based loans outstanding under the bank credit facilities of $20,000 at 6.84% and $20,000 at 5.47%, and additional prime-based borrowings of $1,600 at 5.25%. The bank credit facility will expire on June 2, 2011.
6) Income Taxes
     The difference between the U.S. federal statutory rate and the Company’s effective tax rate in the third quarter and the first nine months of 2009 is largely attributable to the negative impact of recording a valuation allowance on losses related to the Company’s Donchery, France operations, non-deductable items, and adjustments related to finalizing the Company’s 2008 tax returns.

     The difference between the U.S. federal statutory rate and the Company’s effective tax rate in the third quarter 2008 is largely attributable to the recognition of previously unrecognized tax benefits upon the expiration of the statute of limitations period for 2004. Other items impacting the third quarter 2008 effective tax rate include state income taxes, the domestic manufacturing deduction, a foreign valuation allowance and research and development credits. In addition, the Company’s effective tax rate for the nine-month period in 2008 reflects the impact of state and foreign tax law changes in the first quarter of 2008.
7) Fair Value of Financial Instruments
     Effective November 2, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), with the exception of the application of the statement to non-recurring, non-financial assets and liabilities which has been deferred by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, Effective Date of Statement 157, and will be effective on the first day of fiscal year 2010. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations or cash flows.
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
     FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value and Financial Statements (“FSP FAS 107-1”) requires disclosures about the fair values of financial instruments for interim reporting periods as well as in annual consolidated financial statements. The Company has adopted FSP FAS 107-1 effective for the interim period ended August 1, 2009.
The following table presents the carrying amounts and estimated fair values of the Company’s debt as follows:

	August 1, 2009		November 1, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt (including bank credit facilities)	$239,238	$232,681	$274,654	$259,832
     The estimated fair value of the long-term debt is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues.
     The Company’s other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities have net carrying values that approximate their fair values due to the short-term nature of these instruments.
8) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive, and the United States Environmental Protection Agency (“USEPA”) initiated an investigation, related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. As of August 1, 2009, the Company had approximately $800 accrued related to its share of the funding and related legal expenses. The Company expects this liability will be paid over the next three to five years, the anticipated remaining timeframe of the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study and the percentage of contamination attributable to the subsidiary and other parties. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this issue, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s currently believes that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River issue and other potential issues, will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
9) Net Earnings Per Share
     Basic earnings per share excludes any dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. During the three and nine month periods ended August 1, 2009, 192 and 359 thousand shares of unvested restricted stock, respectively, 551 and 958 thousand stock appreciation rights, respectively, and 1,165 thousand stock options were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the periods because they were antidilutive.
     The reconciliation of the net earnings and weighted average number of common shares used in the computations of basic and diluted earnings per share for the three and nine-month periods ended August 1, 2009 and August 2, 2008 is as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Basic and diluted net earnings:
Net earnings from continuing operations	$4,712	$4,360	$4,295	$5,011
(Loss) / earnings of discontinued operations	(3,219)	50	(4,130)	274

Net earnings	$1,493	$4,410	$165	$5,285

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,398	30,306	30,369	30,250
Add: Dilutive shares from equity instruments	127	—	—	4

Diluted weighted average shares outstanding	30,525	30,306	30,369	30,254

Basic net earnings per share:
Net earnings from continuing operations per share	$.16	$.14	$.14	$.17
Loss from discontinued operations per share	(.11)	.01	(.13)	—

Net earnings per share	$.05	$.15	$.01	$.17

Diluted net earnings per share:
Net earnings from continuing operations per share	$.15	$.14	$.14	$.17
Loss from discontinued operations per share	(.10)	.01	(.13)	—

Net earnings per share	$.05	$.15	$.01	$.17

10) Segment Information
     Spartech is organized into three reportable segments and one group of operating segments based on the products the Company manufactures. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds, with the remaining businesses grouped together in Engineered Products. The Company utilizes operating earnings from continuing operations excluding the impact of foreign exchange to evaluate business segment and group performance. Accordingly, the discontinued operations have been excluded from the segment and group results below.

     Corporate operating losses include corporate office expenses, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments and group.
     The following presents the Company’s net sales and operating earnings by reportable segment and group and the reconciliation to consolidated operating earnings for the three and nine-month periods ended August 1, 2009 and August 2, 2008:

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales:
Custom Sheet and Rollstock	$122,302	$161,677	$342,332	$475,656
Packaging Technologies	52,713	70,268	160,088	205,790
Color and Specialty Compounds	54,372	100,168	178,403	311,082
Engineered Products	12,349	15,346	41,917	50,607

Net sales (1)	$241,736	$347,459	$722,740	$1,043,135

Operating earnings from continuing operations:
Custom Sheet and Rollstock	$9,335	$6,751	$13,327	$12,684
Packaging Technologies	8,048	4,505	23,648	14,149
Color and Specialty Compounds	2,706	6,212	5,027	12,721
Engineered Products	2,638	2,327	8,882	7,390
Corporate expenses	(9,722)	(9,189)	(27,604)	(26,483)

Operating earnings	$13,005	$10,606	$23,280	$20,461

(1)	Excludes discontinued operations and inter-segment sales of $11,741, $15,189, $33,228 and $45,102, respectively, primarily from the Color and Specialty Compounds segment.
11) Comprehensive Income
     Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income for the three and nine months ended August 1, 2009 and August 2, 2008 is as follows ended:

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net earnings	$1,493	$4,410	$165	$5,285
Foreign currency translation adjustments	2,835	(206)	3,092	(2,706)

Total comprehensive income	$4,328	$4,204	$3,257	$2,579

12) Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which requires public entities to evaluate subsequent events through the date that the financial statements are issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 on August 1, 2009. The adoption of SFAS 165 did not impact the Company’s financial position, results of operations or cash flows.
     The Company evaluated subsequent events up to and including September 9, 2009, the date on which these financial statements were issued. On September 9, 2009, the Company entered into an agreement to sell its profiles extrusion business located in Winnipeg, Manitoba Canada to Acrylon Plastics Inc. The sale of this business, which is reported in the Company’s Engineered Products segment and has annual sales of approximately $9 million, is expected to close in October 2009 and will subsequently be reported as a discontinued operation. Additionally, subsequent to August 1, 2009, the Company initiated the consolidation of its compounding facility in Lockport, New York into existing facilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Highlights
     We continued to operate in a weak end-market demand environment in the third quarter and first nine months of 2009. Our underlying sales volume declined 25% and 30% in the third quarter and nine month comparisons, respectively. Most of these declines occurred in our end markets that are more sensitive to discretionary spending levels including the transportation, recreation and leisure and building and construction markets. While we continue to see challenging volumes compared to the prior year, volumes in many of the markets we serve have stabilized and our third quarter sales volume was relatively flat compared to our second quarter. We continue to make substantive progress on our structural cost reductions and other earnings improvement initiatives. The positive impact of these initiatives, benefits from shorter term actions and debt pay down helped to mitigate the adverse impact of lower sales volumes on our earnings.
     We reported operating earnings of $13.0 million and $23.3 million in the third quarter and first nine months of 2009 compared to $10.6 million and $20.5 million in the third quarter and first nine months of 2008. In addition, we paid down $26.5 million of debt in our third quarter and have paid down $37.8 million in the first nine months of 2009.
     In the third quarter, we closed and liquidated our Marine business previously reported in our Engineered Products group and a compounding business that previously serviced one customer in our Color and Specialty Compounding segment. All amounts presented within Item 2 are presented on a continuing operations basis, unless otherwise noted.
     Our fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. In addition, periods presented are fiscal periods unless noted otherwise.
Outlook
     Volumes in many of the markets we serve stabilized in the third quarter, albeit at continued low levels of end-market demand. We are cautiously optimistic by this general stabilization and improved customer sentiment, but our operating plans assume the lower demand levels will continue through 2009 and that end-market demand will remain weak. The level of general economic demand and its ultimate impact on the end markets we serve are still uncertain. In addition, we continue to manage through a volatile raw material pricing environment. We continue to execute our improvement initiatives and focus on maximizing cash flows. We expect to emerge from this recessionary environment as a stronger company that is better able to leverage its cost structure and positioned to generate profitable growth and enhanced shareholder returns.
Consolidated Results
     Net sales were $241.7 million and $722.7 million in the three and nine-month periods ended August 1, 2009, respectively, representing 30% and 31% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Nine Months
Underlying volume	(25)%	(30)%
Price/Mix	(5)	(1)

	(30)%	(31)%

     For both period comparisons, the decreases in underlying volumes were caused by lower end-market demand and decreases in discretionary spending in the economy. The lower volumes occurred across all of our segments and major end markets with the most significant declines occurring in those which are more sensitive to discretionary spending, including the transportation, recreation and leisure and building and construction markets. The price/mix decline in the third quarter was primarily due to lower resin costs that were passed through to customers as lower selling prices.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the third quarter and first nine months of 2009 compared to the same periods in 2008. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs and excludes amortization of intangible assets and restructuring and exit costs. Cost of sales are presented in the following table, and we have not presented it as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are generally passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present accurate performance measures of the business.

	Three Months Ended		Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Dollars and Pounds (in millions)
Net sales	$241.7	$347.5	$722.7	$1,043.1
Cost of sales	206.8	313.1	629.4	950.4

Gross margin	$34.9	$34.4	$93.3	$92.7

Pounds Sold	223.3	296.6	657.4	936.5

Dollars per Pound Sold
Net sales	$1.082	$1.171	$1.099	$1.114
Cost of sales	.926	1.055	.957	1.015

Gross margin	$.156	$.116	$.142	$.099

     The decrease in net sales per pound in the third quarter of 2009 compared to the same period in the prior year was caused by lower resin prices that were passed through to customers as lower selling prices. For the first nine months of 2009, the decrease in net sales per pound was due to lower resin prices in the second and third quarters that were passed through to customers as lower selling prices, partially offset by higher resin costs and selling prices in the first quarter of 2009. The 4.0 cent and 4.3 cent per pound increases in gross margin for the third quarter and first nine months of 2009 reflect a reduced mix of lower margin products sold to the automotive sector of the transportation market, and margin increases from our improvement initiatives and conversion cost reductions. Our conversion cost dollars decreased 26% and 25% in the third quarter and first nine months, respectively, due to the impact of our cost reductions and the volume declines. In addition, our conversion costs in the first nine months of 2009 were impacted by a $2.9 million one-time reduction in our second quarter from a change in our vacation policy and by approximately $1.0 million of benefit each quarter from compensation reductions initiated in the second quarter that will be restored at the end of 2009 and will be replaced by further structural reductions.
     Selling, general and administrative expenses were $19.6 million and $61.1 million in the third quarter and first nine months of 2009 compared to $21.7 million and $66.7 million in the same periods of the prior year. For both period comparisons, the benefits associated with our improvement initiatives were partially offset by the impact of $1.3 million and $1.7 million of foreign currency losses for the third quarter and the first nine months of 2009, respectively. In addition, our selling, general and administrative expenses in the first nine months of 2009 were impacted by a $1.0 million one-time reduction in our second quarter from a change in our vacation policy and by approximately $1.0 million of benefit each quarter from compensation reductions initiated in the second quarter that will be restored at the end of 2009 and will be replaced by further structural reductions.
     Amortization of intangibles was $1.1 million and $3.4 million in the third quarter and first nine months of 2009 compared to $1.2 and $3.9 million in the same periods of the prior year. The decreases in both period comparisons reflect intangibles which were fully amortized by the end of 2008.
     Restructuring and exit costs were $1.1 million and $5.6 million in the third quarter and first nine months of 2009 compared to $0.9 million and $1.7 million in the same periods of the prior year. The costs during the third quarter and first nine months of 2009 primarily consist of employee severance, facility consolidation and shut-down costs and accelerated depreciation resulting from our improvement initiatives. We expect to incur approximately $1.6 million of additional restructuring expenses for initiatives announced through August 1, 2009 which will be mostly comprised of employee severance and facility consolidation and shut-down costs. In the future, we expect to announce additional cost reduction activities to further facilitate a low cost-to-serve model and improve earnings.
     Interest expense, net of interest income, was $3.8 million and $12.6 million in the third quarter and first nine months of 2009 compared to $5.2 million and $15.3 million in the same periods of the prior year. These decreases were primarily driven by the $76.7 million debt paydowns during the last 12 months.

     Our third quarter and first nine months of 2009 effective tax rate was negatively impacted by increases in losses from our Donchery, France operations for which we have not recorded a tax benefit, non-deductable items, and adjustments related to finalizing the Company’s 2008 tax returns. Exclusive of these items, our effective tax rate reflected our typical 37-39% tax rate.
     We reported net earnings from continuing operations of $4.7 million and $4.3 million for the third quarter and first nine months of 2009 compared to net earnings of $4.4 million and $5.0 million in the same periods of the prior year. These decreases reflect the impact of the items previously discussed.
Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $122.3 million and $342.3 million in the three and nine-month periods ended August 1, 2009, respectively, representing 24% and 28% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Nine Months
Underlying volume	(12)%	(23)%
Price/Mix	(12)	(5)

	(24)%	(28)%

     For both period comparisons, most of our underlying volume decreases in this segment occurred in the transportation, building and construction, and recreation and leisure markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $9.3 million and $13.3 million in the third quarter and first nine months of 2009 compared to $6.8 million and $12.7 million in the same periods of the prior year. The increases in operating earnings for both period comparisons were primarily caused by the benefits of our improvement initiatives partially offset by the decrease in sales volumes and the increase in restructuring and exit costs.
Packaging Technologies
     Net sales were $52.7 million and $160.1 million in the three and nine-month periods ended August 1, 2009, respectively, representing 25% and 22% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Nine Months
Underlying volume	(15)%	(18)%
Price/Mix	(10)	(4)

	(25)%	(22)%

     The decreases in underlying volume reflected 6% and 7% declines to packaging-related markets for the third quarter and first nine-months of 2009, which represent approximately 80% of this segment’s total sales volume. The remaining declines in underlying volume for the three and nine-month periods were attributable to the portion of this segment which sells to non-packaging related markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $8.0 million and $23.6 million in the third quarter and first nine months of 2009 compared to $4.5 million and $14.1 million in the same periods of the prior year. The increase in operating earnings was due to the positive benefits of a higher mix of food packaging products and the benefits of our improvement initiatives, including our Mankato, Minnesota facility consolidation.

Color and Specialty Compounds Segment
     Net sales were $54.4 million and $178.4 million in the three and nine-month periods ended August 1, 2009, respectively, representing 46% and 43% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Nine Months
Underlying volume	(41)%	(41)%
Price/Mix	(5)	(2)

	(46)%	(43)%

     For both period comparisons, the decrease in underlying volume was due to lower sales of compounds across all of our end markets. In particular, underlying volumes sold to the automotive sector of the transportation market, the building and construction market and the film packaging end market were down significantly. The price/mix decline in both period comparisons were caused by lower resin costs that were passed through to customers as lower selling prices, partially offset by a smaller mix of lower priced automotive sales.
     This segment’s operating earnings were $2.7 million and $5.0 million in the third quarter and first nine months of 2009 compared to $6.2 million and $12.7 million of operating earnings in the same periods of the prior year. For both period comparisons, these declines were primarily caused by the decrease in sales volumes, partially offset by benefits from our improvement initiatives.
Engineered Products Group
     Net sales were $12.3 million and $41.9 million in the three and nine-month periods ended August 1, 2009, respectively, representing 20% and 17% decreases over the same periods of the prior year. These decreases were caused by:

	Three Months	Nine Months
Underlying volume	(25)%	(22)%
Price/Mix	5	5

	(20)%	(17)%

     The decreases in underlying volume for both period comparisons were largely caused by lower sales volume to the lawn and garden markets due to decreases in discretionary spending in the economy.
     This group’s operating earnings were $2.6 million and $8.9 in the third quarter and first nine months of 2009 compared to $2.3 million and $7.4 million in the same periods of the prior year. The increase in operating earnings for both period comparisons was largely was due to the positive benefits of our improvement initiatives, partially offset by the decline in sales volumes.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated condensed statement of operations and include corporate office expenses, information technology costs, professional fees and the impact of foreign currency exchange. Corporate expenses were $9.7 million and $27.6 million in third quarter and the first nine months of 2009 compared to $9.2 million and $26.5 million in the same periods of the prior year. Excluding the impact of foreign currency exchange, corporate expenses were essentially flat in both period comparisons reflecting the positive benefits of our improvement initiatives offset by higher corporate expenses from our transition to a shared service environment.

Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business and acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the nine months ended August 1, 2009 and August 2, 2008:

	Nine Months Ended
	August 1,	August 2,
	2009	2008
Cash Flows (in millions)
Net cash provided by operating activities	$46.1	$50.8
Net cash used for investing activities	(6.6)	(14.1)
Net cash used for financing activities	(41.1)	(37.6)
Effect of exchange rate changes	(0.1)	—

Decrease in cash and cash equivalents	$(1.7)	$(0.9)

     Net cash provided by operating activities was $46.1 million in the first nine months of 2009, compared to $50.8 million in the same period of the prior year. The decrease is largely due to lower net earnings.
     Our primary investing activity in 2009 was capital expenditures. In the first nine months of the current year, capital expenditures were primarily incurred to maintain our facilities and amounted to $6.7 million, compared to $13.9 million in same period of 2008. The $7.2 million decrease was largely attributable to our focus on cash management in the current year.
     Net cash used for financing activities was $41.1 million in the first nine months of 2009, compared to $37.6 million for the same period of 2008. The cash used for financing activities in the current period reflects $37.8 million to pay down debt and $3.1 million used to pay dividends. The cash used for financing activities in the same period of the prior year reflects $18.4 million to pay down debt, $12.4 million to pay dividends and $9.7 million of treasury share purchases, partially offset by $2.8 million received from a director purchase of common stock. We suspended our cash dividend during the second quarter of 2009.
Financing Arrangements
     As of August 1, 2009, we had $239.2 million of outstanding debt with a weighted average interest rate of 6.0%, of which 79% represented fixed rate instruments with a weighted average interest rate of 6.6%. In addition, as of August 1, 2009, we used $14.3 million of cash from unremitted foreign earnings held in Canada to pay down debt. Under Internal Revenue Service regulations, we can use this cash to fund U.S. operations or pay down U.S. debt for up to 60 consecutive days or 180 total days during our fiscal year without incurring residual U.S. income tax. If we were to permanently transfer this cash to the U.S., we may be required to pay income tax of approximately $3 to $4 million on the transferred cash.
     As of August 1, 2009, we had $73.8 million of borrowing availability under our most restrictive financial covenant. While we were in compliance with our covenants during the third quarter of 2009 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with our covenants or other requirements of our financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.
     In accordance with our debt agreements, we are required to offer to fund early principal payments to our senior note and term loan holders based on a ratable percentage of our previous fiscal year’s excess cash flow as defined in the agreements. Based on our excess cash flow in 2008, we made payments of $18.9 million in the second quarter of 2009.
     Our Euro bank term loan matures on February 16, 2010 and, accordingly, 15.0 million Euro ($19.4 million U.S.) has been included in the current maturities of long-term debt at August 1, 2009. We are not required to make any other principal payments on our bank credit facility or senior notes in the next 12 months and borrowings under these facilities are classified as long term because we have the ability and intent to keep the balances outstanding over the next 12 months.
     Our bank credit facility, senior notes and bank term loan are secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. As of August 1, 2009, capacity under the revolving credit agreement was $135.1 million, of which $73.8 million was available under our most restrictive covenant.
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
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of August 1, 2009, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Control Over Financial Reporting
     The Company has nearly completed the implementation of its Oracle/Business Process Improvement enterprise resource planning (“ERP”) system. This ERP implementation has resulted in certain changes and enhancements to the Company’s internal control over financial reporting including the ability for the Company to transition to a shared service environment for transaction processing. The internal controls over financial reporting impacted by the ERP implementation and the Company’s transition to a shared service environment were appropriately tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected were evaluated as appropriate and effective. There were no other changes to internal control over financial reporting during the quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009.

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

SPARTECH CORPORATION (Registrant)
Date: September 9, 2009	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President Corporate Development and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President Planning and Controller (Principal Accounting Officer)