Form 10-K
period 2009-10-31
SPARTECH CORP
filed 2010-01-14
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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
(314) 721-4242
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.75 par value Series Z Preferred Stock, $1.00 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 2, 2009): approximately $121.9 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,717,582 shares of Common Stock, $0.75 par value per share, outstanding as of January 13, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (Part III of this Annual Report on Form 10-K).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2009

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
     Statements in this Form 10-K that are not purely historical, including statements which express Spartech Corporation’s (the “Company’s”) belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which could cause actual results to differ from our forward looking statements include, but are not limited to:
(a)	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types the Company produces;

(b)	the Company’s ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	adverse changes in the markets the Company serves, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	adverse changes in the domestic automotive markets, including the bankruptcy filings by the automobile original equipment manufacturers which could have a cascading effect on the Company’s customers and adversely impact the Company’s business;

(e)	the Company’s inability to achieve the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from the Company’s planned improvement initiatives;

(f)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of the Company’s products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(g)	the Company’s inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(h)	restrictions imposed on the Company by instruments governing its indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(i)	possible asset impairment charges;

(j)	the Company’s inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, or savings to be achieved in connection with announced production plant restructurings;

(k)	adverse findings in significant legal or environmental proceedings or the Company’s inability to comply with applicable environmental laws and regulations;

(l)	the Company’s inability to develop and launch new products successfully; and

(m)	possible weaknesses in internal controls.
The Company assumes no responsibility to update forward-looking statements, except as required by law.

PART I
Item 1. BUSINESS
General
     Spartech Corporation (the “Company” or “Spartech”) was incorporated in the state of Delaware in 1968, succeeding a business which had commenced operations in 1960. The Company, together with its subsidiaries, is an intermediary processor of engineered thermoplastics, polymeric compounds and concentrates. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds. Its products are sold to original equipment manufacturers and other customers in a wide range of end markets.
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within Item 1 are presented on a continuing basis, unless otherwise noted. See Note 2 to the consolidated financial statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
     Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. Net sales, operating earnings (loss), total assets, depreciation and amortization and capital expenditures are disclosed in Note 17 to the consolidated financial statements. The percent of consolidated net sales by segment for 2009 were as follows: Custom Sheet and Rollstock (51%), Packaging Technologies (23%) and Color and Specialty Compounds (26%). A description of the reportable segments, including their principal products and markets, is summarized below.
     Custom Sheet and Rollstock
     The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company’s custom sheet and rollstock is utilized in several end markets including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and numerous other end markets.
     Packaging Technologies
     The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form which are extruded into rollstock or thermoformed into an end product. The segment sells packaging products principally through its own sales force and produces and distributes the products from facilities in the United States. In 2009, approximately 80% of this segment’s total sales volume was to packaging-related end markets.
     Color and Specialty Compounds
     The Color and Specialty Compounds segment consists of operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for use by a large group of manufacturing customers servicing the transportation (mostly automotive), building and construction, food, medical and industrial packaging, lawn and garden, electronics and appliances, and numerous other end markets. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. This segment also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Color and Specialty Compounds segment sells its products principally through its own sales force, but it also uses independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada, Mexico and France.
Raw Materials
     The principal raw materials used in the Company’s production processes are plastic resins which are derivatives of crude oil or natural gas and are readily available from a number of suppliers. The Company has multiple sources of supply for its raw materials and is not significantly dependent on any one or a few suppliers. For additional information on the availability of raw materials and volatility in raw materials and energy costs, see Item 1A.
Production
     Spartech utilizes various types of production processes and methods. The principal production processes are extrusion, casting, compounding, calendering, printing, and lamination. Management believes that the machinery, equipment and tooling used in these processes are of modern design and are well maintained.
Intellectual Property and Trademarks
     Spartech has various intellectual property and trademarks. The intellectual property includes certain product formulations. The trademarks protect names of certain of the Company’s products. These assets are significant to the extent that they provide a certain amount of goodwill and name recognition in the industry. While proprietary intellectual property and trademarks are important to the Company, management believes the loss or expiration of any intellectual property right or trademark would not materially impact the Company or any of its segments.
Customer Base
     The Company’s top five and 25 customers represented 24% and 44%, respectively, of 2009 sales dollars, and over 82% of the Company’s sales dollars are to companies operating in the United States. Based on the Company’s classification of end markets, packaging is its largest single market, accounting for approximately 34% of its 2009 sales dollars. Sales to the packaging end market as defined by the Company includes (i) rollstock and thermoformed packages sold from the Packaging Technology reporting segment for use in food and consumer packages, (ii) extruded sheet sold from the Custom Sheet and Rollstock reporting segment for material handling applications and (iii) films, color concentrates and compounds sold from the Color and Specialty Compounds segment for food, medical and industrial applications. The packaging market historically has experienced higher growth and less cyclicality than other markets serviced by plastic processors. In management’s opinion, the Company is not dependent upon any single customer and the loss of any one customer would not have a material adverse impact on its business other than, potentially, on a short-term basis. However, the loss of several significant customers could adversely impact the Company’s operating results, cash flows and financial condition. The following table presents the Company’s sales dollars mix by end market in 2009 and 2008:

	2009	2008
Packaging	34%	28%
Building and construction	18	18
Transportation	16	20
Recreation and leisure	8	10
Sign and advertising	8	8
Appliance and electronics	7	7
Lawn and garden	2	3
Other	7	6

	100%	100%

Distribution
     Generally, the Company sells products through its own sales force, but also uses a limited number of independent sales representatives and wholesale distributors.
Backlog
     The Company estimates that the total dollar value of backlog of firm orders as of October 31, 2009 and November 1, 2008 was approximately $88.6 million and $100.2 million, respectively, all of which the Company expects to ship within one year. The estimated backlog by segment at October 31, 2009 and November 1, 2008 follows (in millions):

	2009	2008
Custom Sheet and Rollstock	$51.9	$45.1
Packaging Technologies	18.9	26.9
Color and Specialty Compounds	17.8	28.2

	$88.6	$100.2

Competition
     Spartech operates in markets that are highly competitive and that environment is expected to continue. The Company experiences substantial competition in each of its segments and in each of the geographic areas in which it operates. Generally, the Company competes on the basis of quality, price, product availability and security of supply, product development and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, exercise skill in raw material purchasing, achieve production efficiencies to make products cost effective for customers, and provide new product solutions to customer applications. Although no single company competes directly with Spartech in all of its product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Spartech, and Spartech also competes with many smaller companies.
Seasonality
     The Company’s sales are seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period which represents the Company’s first quarter. This seasonal variation is caused by the manufacturing activities of the Company’s customers.
Environment
     The Company’s operations are subject to extensive environmental, health and safety laws and regulations at the federal, state and local governmental levels and foreign laws. The nature of the Company’s business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the Company’s capital expenditures, earnings or competitive position. It is not anticipated that the Company will have material capital expenditures for environmental control facilities during the next year. For additional information regarding risks due to regulations relating to the protection of the environment as well as the Company’s participation in the Lower Passaic River environmental study, see Item 1A.
Employees
     Spartech had approximately 2,350 employees at the end of 2009 and management believes that the Company’s employee relations are favorable. Some of the Company’s employees are represented under collective bargaining agreements, but none of these agreements are considered significant.
Geographic Areas
     The Company operates in 31 manufacturing facilities in North America and one in France. Information regarding the Company’s operations in various geographic segments is discussed in Note 17 to the consolidated financial statements. The Company’s Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
Available Information
     The Company provides information without charge about its business, including news releases and other supplemental information, on its Website. The Website address is www.spartech.com. In addition, the Company makes available through its Website, free of charge, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Forms 3, 4 and 5 filed with respect to the Company’s equity securities under Section 16(a) of the Securities Exchange Act are also available as soon as reasonably practicable after they have been filed with or furnished to the SEC. All of these materials can be found under the “Investor Relations” tab on the Company’s Website. The Website also includes the following corporate governance materials, under the “Investor Relations” tab in the section, “Corporate Governance”: the Code of Business Conduct & Ethics for Directors, Officers, & Employees; the Code of Ethics for Chief Executive Officer and Senior Financial Officers; the Corporate Governance Guidelines; and charters of the Board of Director committees. These materials are also available on paper. Shareholders may request any of these documents by contacting the Company’s principal executive office. Information on the Company’s Website does not constitute part of this report.
     The Company’s principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. The Company’s telephone number is (314) 721-4242.

Item 1A. RISK FACTORS
     The factors listed below represent the Company’s principal risks. These factors may or may not occur and the Company is not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that the Company does not consider significant based on information that is currently available. Additional risks may exist that the Company is not currently able to anticipate.
Recessions, adverse market conditions or downturns in the end markets served by the Company may negatively impact the Company’s sales, profitability, operating results and cash flows.
     The Company’s sales profitability, operating results and cash flows may be exposed to significant volatility in the future due to changes in general economic conditions, recessions or adverse conditions in the end markets the Company serves. These changes in turn could also trigger impairment of goodwill or other long-lived assets due to the fair value of such assets falling below the Company’s carrying value. In addition, during economic downturns the Company may undertake more extensive restructuring actions and therefore incur higher restructuring and exit costs during such periods. If the Company’s restructuring actions are not adequate or if it incurs more restructuring and exit costs than anticipated, the Company may not be able to achieve its anticipated operating results.
Price increases in raw materials and energy costs could adversely affect the Company’s operating results and financial condition.
     In 2009, material costs represented 63% of net sales. The Company purchases various raw material resins derived from crude oil or natural gas to produce its products. The cost of these resins has been highly volatile in the last few years. This volatility of resin costs is expected to continue and may be affected by a number of factors including the base cost of oil and natural gas, political instability or hostilities in oil-producing countries, vendor consolidations, exchange rates between the U.S. dollar and other currencies and changes in supply and demand. The direction and degree of future resin cost changes and the Company’s ability to manage such changes is uncertain and large rapid increases in resin costs could lead to declining margins, operating results, cash flows and financial condition.
The Company’s credit facility, senior notes and term loan agreements contain a number of restrictive covenants; breaches of these covenants are events of default and cause the acceleration of debt beyond the Company’s ability to fund such debt.
     The Company’s credit facility, senior notes and term loan agreements contain a number of restrictive covenants as described in more detail in Note 9 to the consolidated financial statements. If one of these covenants is breached, the Company would be required to negotiate with our debt holders to waive the covenant and, if denied, the Company may not have the ability to fund the debt which would adversely impact management’s ability to operate the business.
Access to funding through capital markets is essential to execution of the Company’s future business plans. If the Company is unable to maintain such access, it could have a material adverse effect on its business and financial results.
     The ability to invest in the Company’s businesses and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowing needs. The capital markets have been volatile and credit markets have been disrupted, which has reduced the availability of investment capital and credit. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition, results of operations and its ability to obtain and manage liquidity. The extent of this impact will depend on several factors, including the Company’s operating cash flows, the duration of tight credit conditions and volatile equity markets, the Company’s credit rating and credit capacity, the cost of financing, and other general economic and business conditions.
The Company operates in a highly competitive marketplace, which could adversely affect its sales and financial condition.
     The Company competes on the basis of quality, price, product availability and security of supply, product development and customer service. Some competitors in certain markets are larger than Spartech and may have greater financial resources that allow them to be better positioned to withstand changes in such industries. The Company’s competitors may introduce new products based on alternative technologies that may be more competitive which would result in a decline in sales volume and earnings. The Company’s customers demand high quality and low cost products and services. The cost and availability of energy and strategic raw materials may continue to deteriorate domestically while improving in the international market. Given the global marketplace in which the Company competes, competition could cause the Company to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on its results of operations, cash flows and financial condition.
A limited number of customers account for a significant percentage of the Company’s revenues and the loss of several significant customers could adversely impact the Company’s sales, operating results and cash flows.
     In 2009, the Company’s five largest customers represented 24% of sales dollars and its financial results may continue to depend in part upon a small number of large customers. Changes in the business of several significant customers or changes in the relationship between several significant customers and the Company could adversely impact the Company’s sales, operating results and cash flows.

A major failure to the Company’s information systems could harm its business.
     Over the past few years, the Company has invested in a company-wide Oracle information system and business intelligence reporting capabilities. Most of the Company is integrated into these information systems which are required to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship product on a timely basis, and provide daily, weekly and monthly key performance indicators to decision makers. The Company may experience operating problems with its information systems as a result of system failures, viruses, computer hackers or other causes. Any significant disruption or slowdown of the Company’s information systems could cause orders to be lost, delayed or cancelled or data to become temporarily unavailable, which could adversely impact the Company’s business.
The Company’s foreign operations subject it to economic risk because results of operations are affected by foreign currency fluctuations, changes in local government regulations and other political, economic and social conditions.
     The Company sells, manufactures and purchases products in foreign markets as well as holds assets and liabilities in these jurisdictions. Changes in the relative value of foreign currencies to U.S. dollars to which the Company is exposed, specifically the Canadian dollar, euro and Mexican peso, occur from time to time and could have an adverse impact on the Company’s operating results and the book values of net assets within these jurisdictions. Exposures to local social unrest, including acts of violence, in the foreign countries in which the Company operates could have an adverse effect on the results of operations in those countries.
The Company is part of an environmental investigation initiated by the New Jersey Department of Environmental Protection (“NJDEP”) and the United States Environmental Protection Agency (“USEPA”) as well as associated litigation initiated by the NJDEP, and if the Company’s liability is materially different from the amount accrued, it could impact the Company’s results of operations.
     The Company operates under various laws and regulations governing employee safety and the quantities of specified substances that may be emitted into the air, discharged into waterways, or otherwise disposed of on and off the Company’s properties. In September 2003, the NJDEP issued a directive and the USEPA initiated an investigation related to over 70 companies, including one of the Company’s subsidiaries, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2006, the USEPA asked the group to assume the responsibility for completing the study. In 2005, the NJDEP initiated civil litigation in the Superior Court of New Jersey, Law Division — Essex County against Occidental Chemical Corporation and affiliated entities, including Tierra Solutions, Inc. (“Tierra”), regarding environmental degradation of the Lower Passaic River and other areas. In 2009, Tierra filed a third party complaint against other companies doing business in the Lower Passaic River area, including a former owner of the Company’s Kearny, New Jersey facility. The Company assumed certain environmental liability of such former owner when it acquired the facility. The litigation is in the early stages with respect to the third party defendants. As of October 31, 2009, the Company had approximately $0.9 million accrued related to its share of the funding and related legal expenses of the study and litigation. Due to uncertainties inherent in this matter, the Company is unable to estimate its potential exposure, including possible remediation or other environmental responsibilities that may result from this matter. These uncertainties primarily include the completion and outcome of the environmental study, the percentage of contamination attributable to the subsidiary and other parties and the outcome of the litigation. It is possible that the Company’s ultimate liability resulting from this matter could materially differ from the October 31, 2009 accrual balance. In the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations could be material to any specific period.
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     As of October 31, 2009, the Company operates in 32 manufacturing facilities located in the United States, Canada, France and Mexico, with 17 facilities in the Custom Sheet and Rollstock segment, five in the Packaging Technologies segment and 10 facilities in the Color and Specialty Compounds segment. The Company’s manufacturing locations are owned or occupied under operating or capital leases. Additional information regarding the Company’s operations within the various geographic segments is discussed in Note 17 to the consolidated financial statements. In addition, the Company leases office facilities for its corporate headquarters in St. Louis, Missouri and administrative offices in Washington, Pennsylvania.
     In 2008, the Company announced a financial improvement plan which included reducing costs, building a low cost-to-serve model and disposing of noncore assets. This resulted in the consolidation, shutdown or sale of underperforming and noncore facilities. Over the last two years, the total number of the Company’s facilities has been reduced by nine to 32 and will be reduced by an additional two upon completion of the announced consolidations of its Lockport, New York and Kearny, New Jersey compounding facilities into existing operations. Within the Company’s core sheet, packaging and compounding operations, production lines have been moved from consolidated facilities into existing facilities with an objective of reducing the fixed portion of its cost structure without reducing production capacity.
     Use of the Company’s manufacturing facilities may vary with seasonal, economic and other business conditions. Management believes that the present facilities are sufficient and adequate for the manufacture and distribution of Spartech’s products and generally have sufficient capacity for existing needs and expected near-term growth.
Item 3. LEGAL PROCEEDINGS
     In addition to the Lower Passaic River matter described in Item 1A, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company’s management believes that the outcome of these matters will not have a material adverse effect on the Company’s capital expenditures, financial position or competitive position.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Spartech Corporation’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SEH”. There were approximately 1,200 shareholders of record at January 13, 2010. The following table sets forth the high and low prices of the common stock and cash dividends per common share for each quarter of 2009 and 2008:

Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2009
High	$7.37	$4.35	$12.93	$14.17
Low	3.16	1.29	3.91	9.22

Dividends declared	$.05	$—	$—	$—

2008
High	$16.35	$16.43	$11.89	$14.51
Low	9.90	7.51	8.27	4.34

Dividends declared	$.135	$.135	$.05	$.05
     As discussed in Note 9 to the consolidated financial statements, the Company is prohibited from paying dividends in excess of $1,650 per quarter. The Company’s Board of Directors periodically reviews the dividend policy based upon the Company’s financial results and cash flow projections. There were no purchases of equity securities during 2009 and repurchases of equity securities are not allowed under the Company’s debt agreements discussed in further detail in Note 9 to the consolidated financial statements.
Item 6. SELECTED FINANCIAL DATA
     The selected financial and other data below present consolidated financial information of Spartech Corporation and subsidiaries for the last five years and has been derived from the Company’s audited consolidated financial statements, except as otherwise noted. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and the notes thereto.

	Year Ended
	2009	2008	2007 (a)	2006	2005
	(in thousands, except per share, per pound, and employee data)
Statement of Operations Data:
Net Sales:
In Dollars	$926,777	$1,321,169	$1,363,931	$1,395,190	$1,307,572
In Volume (pounds) (b)	860,437	1,166,282	1,346,916	1,373,368	1,380,474
Gross Margin (c)	$116,308	$116,237	$150,117	$165,114	$148,399
Depreciation and Amortization	41,302	43,279	39,050	36,830	35,621
Operating Earnings (Loss) (d)	26,135	(206,234)	63,750	87,911	62,893
Interest Expense	15,379	19,403	16,393	19,339	23,162
Net Earnings (Loss) from continuing operations (d) (e)	3,305	(171,649)	28,765	37,238	24,310
Net Earnings (Loss) from discontinued operations	5,046	(20,463)	5,081	1,560	(6,047)
Net Earnings (Loss) (f)	8,351	(192,112)	33,846	38,798	18,263

	Year Ended
	2009	2008	2007 (a)	2006	2005
Per Share Information:
Earnings (Loss) per Share-Diluted from continuing operations	$.11	$(5.67)	$.89	$1.15	$.75
Earnings (Loss) per Share-Diluted from discontinued operations	.16	(0.68)	.16	.05	(.18)
Earnings (Loss) per Share-Diluted	.27	(6.35)	1.05	1.20	.57
Dividends Declared per Share	.05	.37	.54	.50	.48
Book Value per Share (b)	7.71	7.42	14.37	13.78	12.93

Balance Sheet Data:
Working Capital (g)	$86,513	$99,224	$131,835	$136,544	$171,459
Working Capital as a percentage of Net Sales (b)	9.3%	7.5%	9.7%	9.8%	13.1%
Total Debt	$216,434	$274,654	$334,283	$289,223	$379,955
Total Assets	653,688	762,419	1,110,871	1,041,794	1,071,826
Shareholders’ Equity	236,879	226,790	439,280	442,693	413,760

Ratios/Other Data:
Cash Flow from Operations	$65,265	$96,612	$104,011	$127,543	$105,018
Capital Expenditures	8,098	17,276	34,743	23,966	39,265
Operating Earnings (Loss) per pound sold (b)	3.0 ¢	(17.7) ¢	4.7 ¢	6.4 ¢	4.6 ¢
Total Debt to Total Debt and Equity (b)	47.7%	54.8%	43.2%	39.5%	47.9%
Number of Employees (b)	2,350	3,150	3,600	3,425	3,500
Common Shares:
Outstanding at Year-End	30,719	30,564	30,565	32,124	31,988
Weighted Average-Diluted	30,470	30,264	32,180	32,297	32,311
Notes to table:
(a)	The Company’s fiscal year ends on the Saturday closest to October 31. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week year. On September 14, 2007, the Company acquired Creative Forming, Inc., (“Creative”) based in Ripon, Wisconsin. See Note 3 to the consolidated financial statements for further details on this acquisition.

(b)	Amounts are unaudited.

(c)	Calculated as net sales less cost of sales. Gross margin excludes the impact of amortization expense.

(d)	2009 operating earnings were impacted by fixed asset impairments of $2.6 million ($2.4 million net of tax) and restructuring and exit costs of $5.2 million ($3.2 million net of tax). 2008 operating loss and net loss were impacted by charges of $229.2 million ($176.5 million net of tax) relating to goodwill impairments of $218.0 million ($168.8 million net of tax), fixed asset and other intangible asset impairments of $9.0 million ($6.2 million net of tax), and restructuring and exit costs of $2.2 million ($1.5 million net of tax). 2007 operating earnings and net earnings were impacted by charges of $4.7 million ($2.9 million net of tax) relating to a separation agreement with the Company’s former Chief Executive Officer of $1.9 million ($1.1 million net of tax), an intangible asset impairment of $1.6 million ($1.0 million net of tax) and restructuring and exit costs of $1.3 million ($0.8 million net of tax). 2006 operating earnings and net earnings were reduced by restructuring and exit costs of $1.9 million ($1.2 million net of tax) and goodwill impairment of $3.2 million ($3.2 million net of tax). 2005 operating earnings and net earnings were reduced by charges of $15.0 million ($10.1 million net of tax) related to restructuring and exit costs of $8.2 million ($5.0 million net of tax), a retirement settlement with the Company’s former Chief Executive Officer of $3.6 million ($2.3 million net of tax), fixed asset charges of $1.2 million ($0.8 million net of tax) and goodwill impairment of $2.0 million ($2.0 million net of tax).

(e)	2006 net earnings were reduced by a $5.5 million ($3.4 million net of tax) charge related to the early extinguishment of the Company’s convertible subordinated debentures.

(f)	2009 net earnings includes a gain of $6.2 million relating to the sale of the wheels and profiles businesses.

(g)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
     Spartech is an intermediary processor of engineered thermoplastics, polymeric compounds and concentrates. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds for customers in a wide range of markets. We have facilities located throughout the United States, Canada, Mexico and France that are organized into three segments as follows:

% of
2009 Sales
Custom Sheet and Rollstock	51%
Packaging Technologies	23
Color and Specialty Compounds	26
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within Item 7 are presented on a continuing basis, unless otherwise noted. See Note 2 to the consolidated financial statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
     We assess net sales changes using three major drivers: underlying volume, the impact of business acquisitions or divestitures and price/mix. Underlying volume is calculated as the change in pounds sold exclusive of the impact on pounds sold from business acquisitions or divestitures and for a comparable number of days in the reporting period. Our fiscal year ends on the Saturday closest to October 31 and generally contains 52 weeks or 364 calendar days. Because of this convention, every fifth or sixth fiscal year has an additional week and fiscal 2007 was reported as a 53-week fiscal year containing 371 days of activity.
Executive Summary
     We operated in a weak end-market demand environment in 2009 due to significant declines in spending in the economy. Our sales volume decreased 26% from 2008 and most of this decrease occurred in end markets that are more sensitive to discretionary spending levels including the transportation, recreation and leisure, and building and construction markets. While we experienced challenging volume comparisons in 2009, demand in many of our markets appeared to have stabilized by the end of the year, albeit at lower levels. During the year, we executed improvement initiatives directed at reducing our cost structure, improving efficiency and increasing our organizational capabilities to manage through the challenging economy and position the Company to benefit from leveraging a more efficient cost footprint upon sales growth. The positive impact of these improvement initiatives led to an increase in earnings in 2009 in spite of our volume decrease and allowed us to pay down debt which positioned us at the end of the year with the resources available to fund future growth.
Outlook
     Sales volumes to most of our end markets have stabilized, albeit at lower levels of demand. We are cautiously optimistic by this general stabilization and improved customer sentiment, but our operating plans assume the lower demand levels will continue through 2010. In addition, we continue to manage through a volatile raw material pricing environment. We continue to execute our improvement initiatives and focus on maximizing cash flows. We believe we are emerging from this recessionary environment as a stronger company that is better able to leverage its cost structure and better positioned to generate profitable growth and enhanced shareholder returns.

Results of Operations
Comparison of 2009 and 2008
Consolidated Summary
     Net sales were $926.8 million and $1,321.2 million in 2009 and 2008, respectively, representing a 30% decrease in 2009. The decrease was caused by:

Underlying volume	(26)%
Price/mix	(4)

(30)%

     Underlying volume decreased 26% due to lower demand across a broad group of markets including the transportation, building and construction, and recreation and leisure markets which decreased 45%, 34%, and 37%, respectively. The price/mix decline was primarily due to lower raw material costs which were passed through to customers as lower selling prices.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2009 and 2008. Cost of sales presented in the consolidated statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2009	2008
Dollars and Pounds (in millions)
Net sales	$926.8	$1,321.2
Cost of sales	810.5	1,205.0

Gross margin	$116.3	$116.2

Pounds sold	860	1,166

Dollars per Pound Sold
Net sales	$1.077	$1.133
Cost of sales	0.942	1.033

Gross margin	$0.135	$0.100

     The decrease in net sales per pound in the 2009 was caused by lower resin prices that were passed through to customers as lower selling prices. The 3.5 cent increase in gross margin per pound sold in 2009 reflects the favorable impact of improvement initiatives including operational improvements, cost reductions and a decrease in mix of lower-margin sales to the automotive sector of the transportation market. Conversion costs decreased $71.5 million, or 24%, in 2009 due to the impact of our cost reductions and the lower sales volume. These cost reductions included a one-time change in our vacation policy and temporary compensation reductions that approximated a $4.0 million total benefit in 2009. We expect the one-time and temporary reductions to be replaced by additional structural cost reductions going forward.
     Selling, general and administrative expenses were $77.9 million in 2009, representing a $10.2 million decrease versus the prior year. The decrease was due to benefits from our structural cost reductions, $3.9 million of lower Oracle-related costs, $1.0 million of lower bad debts expense and approximately $2.0 million from temporary compensation reductions.
     Amortization of intangibles was $4.5 million in 2009 compared to $5.2 million in 2008 due to assets that became fully amortized by the end of 2008.
     We recorded $2.6 million and $9.0 million of fixed asset and other intangible asset impairments in 2009 and 2008, respectively, and $218.0 million of goodwill impairments in 2008. Additional details regarding these impairment charges are discussed in Notes 5 and 6 to the consolidated financial statements.
     Restructuring and exit costs were $5.2 million in 2009 and $2.2 million in 2008. The costs in both periods primarily consist of employee severance, facility consolidation and shutdown costs and accelerated depreciation resulting from improvement initiatives which include an objective of reducing the Company’s fixed portion of its cost structure without reducing production capacity. In 2010, we expect to incur approximately $2.0 million of additional restructuring and exit costs for initiatives announced through October 31, 2009 which will mostly comprise employee severance and facility consolidation and shutdown costs. In the future, we may announce additional cost reduction activities to support our strategy of reducing our cost footprint and attaining a cost structure that can be leveraged.
     Operating earnings for 2009 were $26.1 million compared to a loss of $206.2 million in the prior year. Operating earnings included asset impairments and restructuring and exit costs totaling $7.8 million and $229.2 million in 2009 and 2008, respectively. Excluding the impact of these items, operating earnings increased $11.0 million from the benefits of our improvement initiatives which more than offset the impact of our lower sales volume.
     Interest expense, net was $15.4 million in 2009 and $19.4 million in 2008. The lower expense in 2009 was due to reductions in our debt levels and interest rates.
     Our effective tax rate of 69% in 2009 was impacted by recording an allowance on a deferred tax asset, operating losses from our operations in France for which we have not reflected a tax benefit and other nondeductible items. Our effective tax rate in 2008 was impacted by the significant goodwill impairments, some of which were not tax deductible. Excluding the goodwill impairments, our effective tax rate was 63% in 2008 which was negatively impacted by operating losses from our operations in France for which we have not reflected a tax benefit partially offset by the positive impact of domestic state and foreign tax law changes in the first quarter of 2008. We estimate our 2010 tax rate to approximate 39% and this assumes that we achieve break-even results in France.
     We reported net earnings from continuing operations of $3.3 million in 2009 and a net loss of $171.6 million in 2008. These amounts reflect the impact of the items previously discussed.
     Earnings from discontinued operations, net of tax were $5.0 million in 2009 which compared to a $20.5 million loss in 2008. The earnings in 2009 resulted from a $6.2 million gain on the sales of our wheels and profiles businesses and the loss in 2008 mostly reflected asset impairments.
Custom Sheet and Rollstock Segment
     Net sales were $472.5 million and $636.3 million in 2009 and 2008, respectively, representing a 26% decrease in 2009. This decrease was caused by:

Underlying volume	(17)%
Price/mix	(9)

(26)%

     Most of our underlying volume decreases in this segment occurred in the transportation, building and construction, and recreation and leisure markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $25.0 million in 2009 compared to an operating loss of $89.8 million in 2008. This comparison reflects restructuring and exit costs of $2.7 million in 2009 and $0.6 million in 2008, respectively, and $113.4 million of asset impairments in 2008. Excluding the impact of these items, operating earnings increased approximately $3.5 million in 2009 due to the benefits of improvement initiatives which more than offset the impact from the volume decline.
Packaging Technologies Segment
     Net sales were $212.7 million and $274.4 million in 2009 and 2008, respectively, representing a 22% decrease in 2009. This decrease was caused by:

Underlying volume	(16)%
Price/mix	(6)

(22)%

     The decrease in underlying volume reflected an 8% decline to our packaging-related end markets which represents approximately 80% of this segment’s total sales volume. The remaining decline in underlying volume was attributable to the portion of this segment which sells to non-packaging related markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $30.6 million in 2009 compared to $18.8 million in 2008. The increase in operating earnings was due to the positive benefits of a higher mix of food packaging products and the benefits of improvement initiatives, including the Mankato, Minnesota facility consolidation.
Color and Specialty Compounds Segment
     Net sales were $241.6 million and $410.5 million in 2009 and 2008, respectively, representing a 41% decrease in 2009. This decrease was caused by:

Underlying volume	(38)%
Price/mix	(3)

(41)%

     Most of the sales volume decline in this segment occurred from lower sales to the transportation (mostly automotive) and building and construction markets. Volumes sold to these markets were lower by 45% and 35%, respectively, from 2008. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
     This segment’s operating earnings were $7.4 million in 2009 compared to an operating loss of $99.5 million in 2008. This comparison reflects $1.8 million and $112.7 million of asset impairments in 2009 and 2008, respectively, and restructuring and exit costs of $1.6 million in 2009 and $0.8 million in 2008. Excluding the impact of these items, operating earnings decreased approximately $3.2 million in 2009 due to the decrease in sales volumes, partially offset by benefits from our improvement initiatives.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated condensed statement of operations and include corporate office expenses, information technology costs, costs of the shared services center, professional fees and the impact of foreign currency exchange. Corporate expenses were $36.8 million in 2009 compared to $35.7 million in 2008. Excluding the impact of foreign currency exchange, corporate expenses were essentially flat in both period comparisons reflecting temporary compensation reductions and lower costs associated with the company-wide Oracle information systems implementation, offset by costs from the Company’s shared services functions, functions which previously occurred in the Company’s reporting segments.
Comparison of 2008 and 2007
Consolidated Summary
     Net sales were $1,321.2 million and $1,363.9 million in 2008 and 2007, respectively, representing a 3% decrease in 2008. The decrease was caused by:

Underlying volume	(13)%
Prior year additional week	(2)
Creative acquisition	4
Price/mix	8

(3)%

     Underlying volume decreased 13% because of lower end-market demand and decreases in discretionary spending in the economy. Our volume sold to the transportation market declined 26% from the prior year due mostly to lower volumes to the automotive sector. Volume sold to the recreation and leisure market was lower by 21%, reflecting decreases in sales to recreational vehicles, pools, spas and marine sectors of this market. Most of the remaining underlying volume decrease occurred in the packaging market which declined 8% from the prior year and our building and construction market which was lower by 8% from the prior year. The decrease in the packaging market was caused by lower purchases in the industrial and food packaging sectors of this market, and the decrease in the building and construction market reflected lower sales to the residential sector which were partially offset by an increase in volume sold to the commercial sector of this market.
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
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2008 and 2007. Cost of sales presented in the consolidated statements of operations includes material and conversion costs and excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2008	2007
Dollars and Pounds (in millions)
Net sales	$1,321.2	$1,363.9
Cost of sales	1,205.0	1,213.8

Gross margin	$116.2	$150.1

Pounds sold	1,166	1,347

Dollars per Pound Sold
Net sales	$1.133	$1.013
Cost of sales	1.033	0.902

Gross margin	$0.100	$0.111

     The increase in net sales per pound sold in 2008 was caused by significant increases in our resin costs during the year which were passed along to customers as higher selling prices. The 1.1 cent per pound decrease in gross margin in 2008 reflects the decrease in our sales volume which exceeded our conversion cost dollar decline. Excluding the Creative acquisition, conversion cost dollars decreased 8% due to the volume decline and the impact of improvement initiatives which included reducing our labor-related costs.
     Selling, general and administrative expenses were $88.1 million in 2008, representing a $9.0 million increase over the prior year. The increase was caused by the full-year impact of our Creative acquisition, higher information technology expenses to support our company-wide Oracle information system implementation, higher professional fees to support our improvement initiatives and higher bad debts expense, the impacts of which were partially offset by the extra week and a charge associated with the resignation of the Company’s former President and Chief Executive Officer in 2007.
     Amortization of intangibles was $5.2 million in 2008 compared to $4.5 million in 2007. The increase was primarily due to the prior year Creative acquisition.
     The $218.0 million of goodwill impairments and $9.0 million of fixed asset and other intangible asset impairments in 2008 reflect non-cash charges which were incurred in our Custom Sheet and Rollstock and Color and Specialty Compounds segments. Additional details regarding these impairment charges are discussed in Notes 5 and 6 to the consolidated financial statements.
     Restructuring and exit costs were $2.2 million in 2008 and $1.3 million in 2007. The 2008 costs mostly comprise employee severance, equipment moving expenses and accelerated depreciation resulting from the Company’s improvement initiatives. The 2007 costs primarily represent employee severance, equipment moving expenses and accelerated depreciation associated with the shutdown of three former sheet production facilities and the movement of the business into the Company’s newly constructed facility in Greenville, Ohio.
     The Company reported a $206.2 million operating loss in 2008 which compared to $63.8 million of operating income in 2007. The $270.0 million decrease reflected $218.0 million goodwill impairments in 2008, $7.5 million increase in fixed asset and other intangible asset impairments and $1.0 million increase in restructuring and exit costs. The remaining $43.5 million decrease was caused by the decrease in sales volume which was mitigated somewhat by the impact of improvement initiatives.
     Interest expense was $19.4 million in 2008 and $16.4 million in 2007. The higher expense in 2008 was due to the increase in debt to fund the Creative acquisition and stock repurchases during the fourth quarter of 2007 and the first quarter of 2008.

     Our effective tax rate in 2008 was impacted by the significant goodwill impairments, some of which were not tax deductible. Excluding the goodwill impairments, our effective tax rate was 63% in 2008 which compared to 39% in 2007. Our 2008 effective tax rate was negatively impacted by operating losses from non-U.S. operations for which we have not reflected a tax benefit partially offset by the positive impact of domestic state and foreign tax law changes in the first quarter of 2008.
     Net loss from continuing operations was $171.6 million in 2008 versus $28.8 million of net earnings from continuing operations in 2007. These amounts reflect the impact of the items previously discussed.
     Loss from discontinued operations, net of tax was $20.5 million in 2008 which compared to $5.1 million of earnings in 2007. The loss in 2008 resulted from impairments on businesses which have been sold or liquidated.
Custom Sheet and Rollstock Segment
     Net sales were $636.3 million and $668.4 million in 2008 and 2007, respectively, representing a 5% decrease in 2008. This decrease was caused by:

Underlying volume	(11)%
Prior year additional week	(2)
Price/mix	8

(5)%

     Most of our underlying volume decrease in this segment occurred in the transportation, recreation and leisure, and building and construction markets. Volume sold to the transportation market decreased 19% and occurred within the automotive and heavy truck sectors of this market. The segment’s volume to the recreation and leisure market was lower by 23% reflecting lower sales of recreational vehicles, spas, pools and marine products. We experienced a 19% decline in volume to the building and construction market from decreases in sales of residential construction-related products. The price/mix benefit was mostly from sales dollar increases from the pass-through of resin cost increases.
     This segment reported an operating loss of $89.8 million in 2008 and operating income of $46.9 million in 2007. This comparison reflects $113.4 million of asset impairments in 2008. The remaining $23.3 million decrease in operating earnings was caused by the lower volume and lower material margins in the early portion of 2008 because of a significant increase in resin costs that were not passed along to customers in a timely manner. These adverse factors were partially offset by lower costs from our manufacturing cost optimization initiative and higher margins from improvement initiatives in the latter portion of 2008.
Packaging Technologies Segment
     Net sales were $274.4 million and $253.7 million in 2008 and 2007, respectively, representing an 8% increase in 2008. This increase was caused by:

Underlying volume	(8)%
Prior year additional week	(2)
Creative acquisition	13
Price/mix	5

8%

     The decrease in underlying volume reflected a 7% decline to our packaging-related end markets, which represent approximately three-fourths of this segment’s total sales, and a 13% decline in the remaining portion of this segment sold to non-packaging related markets. Our Creative acquisition provided additional sales of $34.1 million in 2008 versus 2007. The price/mix benefit was mostly from sales dollar increases from the pass-through of resin cost increases.
     Operating earnings were $18.8 million in 2008 compared to $26.1 million in 2007. This decrease was caused by the decline in volume and lower underlying material margins from significant increases in resin costs in 2008 that were not passed along to customers in a timely manner due largely to indexed pricing arrangements. These factors were partially offset by additional earnings contributed from Creative and benefits from improvement initiatives.

Color and Specialty Compounds Segment
     Net sales were $410.5 million and $441.8 million in 2008 and 2007, respectively, representing a 7% decrease in 2008. This decrease was caused by:

Underlying volume	(16)%
Prior year additional week	(2)
Price/mix	11

(7)%

     Approximately three-fourths of the sales volume decline in this segment occurred from lower sales of compounds to the automotive and industrial packaging markets. These sectors of our end markets represented about half of this segment’s sales volume and were lower by 29% and 22% for automotive and industrial packaging, respectively, from 2007. These losses were somewhat mitigated by an increase in volumes sold to the commercial construction market. The price/mix benefit was mostly from sales dollar increases from the pass-through of resin cost increases.
     This segment reported an operating loss of $99.5 million in 2008 and operating income of $21.3 million in 2007. This comparison reflects $112.7 million of asset impairments in 2008. The remaining $8.1 million decrease in operating earnings was caused by the lower volume which was offset somewhat by higher margins from improved mix and the impact of improvement initiatives.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated statements of operations and include corporate office expenses, information technology costs, professional fees and the impact of foreign currency exchange. Corporate expenses were $35.7 million in 2008 compared to $30.6 million in the prior year. Corporate expenses increased in 2008 from higher depreciation expense, information technology-related costs associated with the company-wide Oracle information system implementation and higher professional fees to support improvement initiatives.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents in 2009, 2008 and 2007:

	2009	2008	2007

Cash Flows (in millions)
Net cash provided by operating activities	$65.3	$96.6	$104.0
Net cash provided by (used for) investing activities	24.5	(17.5)	(96.0)
Net cash used for financing activities	(65.0)	(80.4)	(10.0)

Increase (decrease) in cash and cash equivalents	$24.8	$(1.3)	$(2.0)

     Net cash provided by operating activities was $65.3 million in 2009 compared to $96.6 million in the prior year. The decrease in 2009 reflects higher generation of cash in the prior year from net working capital reductions. Reductions in net working capital funded $3.7 million and $37.6 million in 2009 and 2008, respectively.
     Our primary investing activities in 2009 were the $32.7 million of proceeds from the sales of our wheels and profiles businesses partially offset by capital expenditures. We incurred $7.1 million of income taxes on the sales proceeds. Capital expenditures are primarily incurred to enhance our facilities for safety, to improve productivity, and to modernize and expand facilities. Capital expenditures in 2009 were $8.1 million compared to $17.3 million in 2008. The $9.2 million decrease in 2009 was largely attributable to our focus on cash management in the current year. We expect our capital expenditures in 2010 to approximate $25.0 to $28.0 million.
     Net cash used for financing activities totaled $65.0 million in 2009 and $80.4 million in 2008. The net cash used for financing activities in 2009 included $61.7 million to pay down debt and $3.1 million to fund dividends. Financing activities during 2008 included $57.2 million to pay down debt, $13.9 million to fund dividends, $9.7 million for treasury share purchases. Financing activities in 2008 also included $2.8 million received from our Chairman of the Board to purchase treasury shares and $2.4 million to pay fees associated with our debt refinancing.
     As of October 31, 2009, we had $26.9 million of cash of which $22.3 million related to unremitted earnings in Canada. We can use this cash on a temporary basis to fund short-term financing needs; however, a permanent distribution of this cash to the United States would result in approximately $6.5 million of income taxes which has not been accrued. See Note 11 to the consolidated financial statements for further details of the Company’s total accumulated earnings of its foreign subsidiaries of which the cash held in Canada is a significant portion.
Financing Arrangements
     As of October 31, 2009, we had $216.4 million of outstanding debt with a weighted average interest rate of 6.0%, of which 87% represented fixed rate instruments with a weighted average interest rate of 6.6%.
     As of October 31, 2009, we had $81.6 million of borrowing availability under our most restrictive financial covenant. While we were in compliance with our covenants during 2009 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with our covenants or other requirements of our financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.
     In accordance with our debt agreements, we are required to offer early principal payments to our senior note and term loan holders based on a ratable percentage of our previous fiscal year’s excess cash flow or extraordinary receipts such as proceeds from the sale of businesses. We made early principal payments of $18.9 million in the second quarter of 2009 related to our 2008 excess cash flow and $17.2 million in December 2009 related to proceeds from sales of our profiles and wheels businesses. We will offer $15.3 million for our 2009 excess cash flow and if accepted, this payment would be made in the second quarter of 2010.
     Our Euro bank term loan matures on February 16, 2010 and, accordingly, 13.7 million euros ($20.3 million U.S.) have been included in the current maturities of long-term debt at October 31, 2009. Other than the 13.7 million Euro bank term loan and the $15.3 million 2009 excess cash flow payment discussed above, we are not required to make any other principal payments on our bank credit facility or senior notes in the next 12 months.
     Our bank credit facility, senior notes and bank term loan are secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. As of October 31, 2009, capacity under the revolving credit agreement was $135.1 million, of which $81.6 million was available under our most restrictive covenant. Our revolver capacity is permanently reduced by its pro rata share of early principal payments made to our senior note and term loan holders, and our capacity was reduced to $126.2 million after the December 2009 extraordinary receipt payment and would be reduced to $117.4 million upon acceptance of the 2009 excess cash flow payment. In addition to the outstanding loans, the bank credit facility was also partially utilized by several standby letters of credit totaling $14.2 million at October 31, 2009.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.
Contractual Obligations
     The following table summarizes our contractual obligations as of October 31, 2009 and the estimated payments due by period:

(in millions)		Less Than	Years	Years	Greater than
Contractual Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
Long-term debt	$270.2	$48.6	$88.6	$64.7	$68.3
Capital lease obligations	5.5	0.7	1.4	1.3	2.1
Operating lease obligations	9.3	3.8	3.6	1.3	0.6
Purchase obligations	59.2	58.6	0.6	—	—
Other obligations	0.3	0.3	—	—	—

Total	$344.5	$112.0	$94.2	$67.3	$71.0

     Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at October 31, 2009. As discussed above, certain of our long-term debt agreements are subject to mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments other than the $15.3 million recorded as a current maturity of long-term debt. This mandatory prepayment was based on our excess cash flow during 2009 and would be paid during the second quarter of 2010 if accepted by the senior note and term loan holders. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates. Purchase obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. The table does not include long-term contingent liabilities, deferred compensation obligations and liabilities related to deferred taxes because the Company is not certain when these liabilities will become due.
Critical Accounting Policies and Estimates
     In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must select and apply various accounting policies. Our most significant accounting policies are described in Note 1 to our consolidated financial statements. In order to apply our accounting policies, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. Accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
     Goodwill — Our formal annual impairment testing date for goodwill is the first day of the Company’s fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items, and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair values of each reporting unit to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Although we believe our estimates of fair value are reasonable, many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments that may materially affect the carrying value of our assets and our operating results. Note 6 to the consolidated financial statements discloses the impact of charges taken to recognize the impairment of goodwill in 2008 and the factors which led to changes in estimates and assumptions.
     Long-Lived Assets — We review the carrying amounts of property, plant and equipment, other intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets, and we compare the carrying value of each asset group with the corresponding estimated undiscounted future operating cash flows. In the event the carrying value of an asset group is not recoverable by future undiscounted operating cash flows, impairment may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the long-lived asset group exceeds its fair value. Notes 5 and 6 to the consolidated financial statements disclose the impact of charges taken to recognize the impairments of fixed assets and other intangible assets and the factors which led to these impairments.
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
     Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent that such earnings are reinvested for an indefinite period of time. If those undistributed foreign earnings were not considered indefinitely reinvested, we would be required to recognize approximately $7.5 million to $9.5 million of additional income tax expense.
     We are required to recognize the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The benefit is calculated as the largest amount that is more than 50 percent likely to be ultimately realized. Tax authorities examine the Company’s tax returns in the jurisdictions in which the Company does business. The Company assesses the tax risk of the Company’s return filing positions and has concluded its accruals for uncertain tax benefits are adequate as of October 31, 2009.
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
     We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At October 31, 2009, we had $28.3 million of debt subject to variable short-term interest rates and $188.1 million of fixed rate debt outstanding. Based upon the October 31, 2009 balance of the floating rate debt, a hypothetical ten-percent increase in interest rates would cause an immaterial change in future net earnings, fair values and cash flows. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair value of our fixed rate debt is subject to changes in interest rates and the October 31, 2009 fair values of such instruments are disclosed in Note 15 to our consolidated financial statements.
     We are also exposed to market risk through changes in foreign currency exchange rates, including the Canadian dollar, euro and Mexican peso. Based upon our October 31, 2009 currency exposures, a hypothetical ten-percent weakening of the U.S. dollar against the Canadian dollar would cause an approximate $3.0 million decrease in future earnings, fair values and cash flows and have an immaterial impact against the euro and Mexican peso.
     See Item 1A for additional disclosures about market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Responsibility for Financial Statements
     The Company’s management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended October 31, 2009, November 1, 2008 and November 3, 2007 have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company’s disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.
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
     The Company’s Board of Directors is responsible for ensuring the independence and qualifications of Audit Committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The Audit Committee consists of three independent directors and oversees the Company’s financial reporting and internal controls system. The Audit Committee meets with management, the independent registered public accounting firm and internal auditors periodically to review auditing, financial reporting and internal control matters. The Audit Committee held 11 meetings during 2009.
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
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on their assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Spartech Corporation and subsidiaries (the Company) as of October 31, 2009, and November 1, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and subsidiaries at October 31, 2009, and November 1, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartech Corporation and subsidiaries’ internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2010, expressed an unqualified opinion thereon.
Ernst & Young LLP
St. Louis, Missouri
January 14, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries
We have audited Spartech Corporation and subsidiaries’ (the Company) internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 31, 2009 and November 1, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009, and our report dated January 14, 2010, expressed an unqualified opinion thereon.
Ernst & Young LLP
St. Louis, Missouri
January 14, 2010

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 31,	November 1,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$26,925	$2,118
Trade receivables, net of allowance of $2,470 and $4,550, respectively	130,355	176,108
Inventories	62,941	96,721
Prepaids and other current assets	24,916	22,970
Assets held for sale	2,907	1,695

Total Current Assets	248,044	299,612

Property, plant and equipment, net	229,003	280,202
Goodwill	144,345	145,498
Other intangible assets, net	28,404	32,722
Other long-term assets	3,892	4,385

Total Assets	$653,688	$762,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$36,079	$20,428
Accounts payable	103,484	155,594
Accrued liabilities	31,122	42,676

Total Current Liabilities	170,685	218,698
Long-Term Debt:
Long-term debt, less current maturities	180,355	254,226
Other Long-Term Liabilities:
Deferred taxes	58,736	56,516
Other long-term liabilities	7,033	6,189

Total Liabilities	416,809	535,629
Shareholders’ equity:
Preferred stock (authorized: 4,000,000 shares, par value $1.00)
Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75)
Issued: 33,131,846 shares;
Outstanding: 30,719,277 and 30,563,605 shares, respectively	24,849	24,849
Contributed capital	204,183	202,656
Retained earnings	60,411	53,588
Treasury stock, at cost, 2,412,569 and 2,568,241 shares, respectively	(54,860)	(56,389)
Accumulated other comprehensive income	2,296	2,086

Total Shareholders’ Equity	236,879	226,790

Total Liabilities and Shareholders’ Equity	$653,688	$762,419

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	2009	2008	2007

Net Sales	$926,777	$1,321,169	$1,363,931

Costs and Expenses:
Cost of sales	810,469	1,204,932	1,213,814
Selling, general, and administrative expenses	77,868	88,082	79,092
Amortization of intangibles	4,479	5,163	4,463
Goodwill impairments	—	217,965	—
Fixed asset and other intangible asset impairments	2,592	9,031	1,550
Restructuring and exit costs	5,234	2,230	1,262

	900,642	1,527,403	1,300,181

Operating Earnings (Loss)	26,135	(206,234)	63,750

Interest expense (net of interest income: 2009, $28; 2008, $395; 2007, $501)	15,379	19,403	16,393

Earnings (loss) from continuing operations before income taxes	10,756	(225,637)	47,357

Income tax expense (benefit)	7,451	(53,988)	18,592

Net earnings (loss) from continuing operations	3,305	(171,649)	28,765

Earnings (loss) of discontinued operations, net of tax	5,046	(20,463)	5,081

Net earnings (loss)	$8,351	$(192,112)	$33,846

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$.11	$(5.67)	$.90
Earnings (loss) of discontinued operations	.16	(.68)	.16

Net earnings (loss)	$.27	$(6.35)	$1.06

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$.11	$(5.67)	$.89
Earnings (loss) of discontinued operations	.16	(.68)	.16

Net earnings (loss)	$.27	$(6.35)	$1.05

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
					Other
					Comprehensive	Total
	Common	Contributed	Retained	Treasury	Income	Shareholders’
	Stock	Capital	Earnings	Stock	(Loss)	Equity

Balance, October 28, 2006	$24,849	$198,661	$240,398	$(22,845)	$1,630	$442,693
Comprehensive income:
Net earnings	—	—	33,846	—	—	33,846
Other comprehensive income:
Translation adjustments	—	—	—	—	7,736	7,736

Comprehensive income						41,582

Stock-based compensation	—	1,824	—	10,225	—	12,049
Dividends declared	—	—	(17,133)	—	—	(17,133)
Treasury stock purchases	—	—	—	(39,911)	—	(39,911)

Balance, November 3, 2007	$24,849	$200,485	$257,111	$(52,531)	$9,366	$439,280

Comprehensive loss:
Net loss	—	—	(192,112)	—	—	(192,112)
Other comprehensive loss:
Translation adjustments	—	—	—	—	(7,280)	(7,280)

Comprehensive loss						(199,392)

Issuance of common stock	—	(1,282)	—	4,094	—	2,812
Stock-based compensation	—	3,453	—	178	—	3,631
Dividends declared	—	—	(11,291)	—	—	(11,291)
Treasury stock purchases	—	—	—	(8,130)	—	(8,130)
Adjustment to initially apply FASB guidance for income tax uncertainties	—	—	(120)	—	—	(120)

Balance, November 1, 2008	$24,849	$202,656	$53,588	$(56,389)	$2,086	$226,790

Comprehensive income:
Net earnings	—	—	8,351	—	—	8,351
Other comprehensive income:
Translation adjustments	—	—	—	—	210	210

Comprehensive income						8,561

Stock-based compensation	—	1,527	—	1,529	—	3,056
Dividends declared	—	—	(1,528)	—	—	(1,528)

Balance, October 31, 2009	$24,849	$204,183	$60,411	$(54,860)	$2,296	$236,879

See accompanying notes to consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2009	2008	2007

Cash Flows From Operating Activities
Net earnings (loss)	$8,351	$(192,112)	$33,846
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	44,030	47,201	43,069
Stock-based compensation expense	3,070	3,634	2,884
Goodwill impairment	—	238,641	—
Fixed asset and other intangible asset impairments	2,592	15,846	1,550
Restructuring and exit costs	2,114	659	573
Net gain on the disposition of assets	(6,242)	—	—
Provision for bad debt expense	4,321	4,763	2,099
Deferred taxes	2,499	(59,100)	2,792
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
Trade receivables	36,271	31,326	(6,172)
Inventories	29,354	19,026	10,291
Prepaid expenses and other current assets	(4,879)	1,727	(664)
Accounts payable	(47,506)	(11,691)	16,761
Accrued liabilities	(9,509)	(2,766)	(6,078)
Other, net	799	(542)	3,060

Net cash provided by operating activities	65,265	96,612	104,011

Cash Flows From Investing Activities
Capital expenditures	(8,098)	(17,276)	(34,743)
Business acquisitions	—	(792)	(61,371)
Proceeds from dispositions of assets	32,677	584	94

Net cash provided by (used for) investing activities	24,579	(17,484)	(96,020)

Cash Flows From Financing Activities
Bank credit facility borrowings (payments), net	(41,600)	(49,903)	36,823
Payments on notes and bank term loan	(18,936)	(7,876)	—
Borrowings (payments) on bonds and leases	(1,183)	573	(580)
Debt issuance costs	(215)	(2,424)	—
Cash dividends on common stock	(3,057)	(13,926)	(17,006)
Issuance of common stock	—	2,812	—
Stock-based compensation exercised	(15)	16	8,449
Treasury stock acquired	—	(9,667)	(38,374)
Excess tax benefits from stock-based compensation	—	—	716

Net cash used by financing activities	(65,006)	(80,395)	(9,972)

Effect of exchange rate changes on cash and cash equivalents	(31)	(24)	18

Increase (decrease) in cash and cash equivalents	24,807	(1,291)	(1,963)
Cash and cash equivalents at beginning of year	2,118	3,409	5,372

Cash and cash equivalents at end of year	$26,925	$2,118	$3,409

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1) Significant Accounting Policies
     Basis of Presentation — The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20 (Discontinued Operations). Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group. See Notes 2 and 17 for further details.
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
     Segments — Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Color and Specialty Compounds segment consists of three operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. See Note 17 for further details.
     Revenue Recognition — The Company manufactures products for specific customer orders and for standard stock inventory. Revenues are recognized as the product is shipped to the customer in accordance with generally accepted accounting principles in the United States as well as the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.
     Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Allowance for Doubtful Accounts — The Company performs ongoing credit evaluations of customers, including reviewing creditworthiness from third-party reporting agencies, monitoring market and economic conditions, monitoring payment histories, and adjusting credit limits as necessary. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on specifically identified customer collection issues.
     Inventories — Inventories are valued at the lower of cost or market. Inventory values are primarily based on either actual or standard costs which approximate average cost. Standard costs are revised at least once annually, the effect of which is allocated between inventories and cost of sales. Finished goods include the costs of material, labor, and overhead.
     Property, Plant and Equipment — Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $36,824, $38,115 and $34,587 in years 2009, 2008, and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
The Company’s annual goodwill impairment testing date is the first day of the Company’s fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable.
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
     Fair Values of Financial Instruments — The Company uses the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, accounts receivable, accounts payable, and accrued liabilities — The carrying value of these instruments approximates fair value due to their short-term nature;

•	Long-term debt (including bank credit facilities) — The estimated fair value of the long-term debt is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. See Note 15 for further details.
     Stock-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. See Note 8 for further details.
     Foreign Currency Translation — Assets and liabilities of the Company’s non-U.S. operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date, and adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of operations when they occur. The Company’s foreign currency net loss from continuing operations totaled $1,968, $901 and $2,817 in 2009, 2008 and 2007, respectively and is included in selling, general and administrative expenses in the consolidated statements of income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     The Company recognizes the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company’s tax returns in the jurisdictions in which the Company does business. The Company regularly assesses the tax risk of the Company’s return filing positions and has concluded its accruals for uncertain tax benefits are adequate as of October 31, 2009.
     Comprehensive Income — Comprehensive income is the Company’s change in equity during the period related to transactions, events, and circumstances from non-owner sources. At October 31, 2009 and November 1, 2008 accumulated other comprehensive income consisted of cumulative foreign currency translation adjustments.
     Recently Adopted Accounting Pronouncements — In June 2009, the FASB issued the ASC to serve as the single source of authoritative GAAP. The Company adopted this in the fourth quarter of fiscal 2009. Adoption did not have an impact on the Company’s financial position, results of operations or cash flows.
     In May 2009, the FASB issued guidance in ASC 855 (Subsequent Events). ASC 855 establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. The Company adopted ASC 855 in the third quarter of fiscal 2009. The adoption of ASC 855 did not impact the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued guidance in ASC 820 (Fair Value Measurements and Disclosures) that defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements, and introduces the fair value option for certain financial assets and liabilities. ASC 820 was adopted by the Company in the first quarter of fiscal 2009. The Company did not elect to value any existing assets or liabilities at fair value upon adoption, nor did it apply the fair value option to any eligible assets acquired or liabilities incurred. The Company will adopt the nonfinancial asset and liability fair value provisions in fiscal year 2010 which is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. See Note 15 for additional information related to fair value measurements.
     Recently Issued Accounting Standards — In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities which requires unvested share-payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. This guidance is effective for the Company in fiscal year 2010. This guidance is not expected to materially impact the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued guidance on business combinations (“ASC 805”). Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development is capitalized at fair value as an intangible asset and amortized over its estimated useful life. ASC 805 is effective for the Company’s business combinations beginning in fiscal year 2010 and this has no impact on the Company’s historical consolidated financial statements.
2) Discontinued Operations
     Wheels Business Divestiture — On October 27, 2009, the Company sold its wheels business, a manufacturer of PVC tire and plastic wheel assemblies primarily for the lawn and garden and medical markets. The sales price was $34,500, including $6,000 of contingent payments, which are based on performance of the wheels business over the next three years. To date, the Company has not recognized any of the contingent consideration from this transaction. The wheels business has been segregated from continuing operations and presented as discontinued operations. The wheels business was previous reported as a part of the Engineered Products group.
     Profiles Business Divestiture — Effective October 3, 2009, the Company sold its profiles extrusion business located in Winnipeg, Manitoba, Canada. The profiles business is principally engaged in the manufacturing of profile window frames and fencing for the building and construction market. The sales price for the business was $7,000 Canadian (approximately $6,486 U.S). As a result, the profiles business has been segregated from continuing operations and presented as discontinued operations. The profiles business was previous reported as a part of the Engineered Products group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     Other Closures — During 2009, the Company closed and liquidated its marine business in Rockledge, Florida, closed its sheet business in Donchery, France and closed a compounding business located in Arlington, Texas. These businesses have been separated from continuing operations and presented as discontinued operations.
     A summary of the net sales and the net earnings (loss) from discontinued operations is as follows:

	2009	2008	2007

Net sales	$48,857	$77,724	$88,052
Costs and expenses	50,495	100,993	80,599

	(1,638)	(23,269)	7,453
Gain on the sale of discontinued operations	10,768	—	—

Earnings (loss) of discontinued operations before income taxes	9,130	(23,269)	7,453
Provision (benefit) for income taxes	4,084	(2,806)	2,372

Earnings (loss) of discontinued operations, net of tax	$5,046	$(20,463)	$5,081

     As permitted under ASC 205-20 (Discontinued Operations), the Company allocated interest expense to the discontinued operations for all periods. Total interest expense allocated in 2009, 2008 and 2007 was $1,235, $1,172 and $1,237, respectively and was based on debt paydown from the proceeds of sold businesses and related debt borrowing rates.
     At November 1, 2008, current and long-term assets of discontinued operations were $13,983 and $19,438, respectively, and current liabilities were $5,557.
3) Acquisition
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
     The allocation of purchase price to assets acquired includes $4,610 of net working capital, $21,066 of property, plant, and equipment, $14,168 of identified intangibles, $11,460 of net deferred tax liabilities and $33,779 of goodwill, none of which is deductible for tax purposes. The identified intangibles and respective weighted average amortization periods upon acquisition were $12,300 of customer contracts and relationships (nine years), $1,754 of trademarks (three years), $14 of patents (nine years) and $100 of noncompete agreements (two years). As discussed in Note 6, in 2007, a specific customer of Creative discontinued a product line subsequent to the acquisition date. As a result, $1,550 of the customer contract and relationship intangible asset established upon acquisition was impaired.
4) Inventories
     Inventories at October 31, 2009 and November 1, 2008 consisted of the following:

	2009	2008
Raw materials	$34,288	$54,052
Production supplies	7,055	8,725
Finished goods	21,598	33,944

	$62,941	$96,721

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
5) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at October 31, 2009 and November 1, 2008:

	2009	2008

Land	$11,211	$11,408
Buildings and leasehold improvements	102,155	104,830
Machinery and equipment	376,360	418,418
Computer equipment and software	38,456	37,208
Furniture and fixtures	5,245	6,214

	533,427	578,078
Accumulated depreciation	(304,424)	(297,876)

	$229,003	$280,202

     In 2009, the Company performed impairment analyses pursuant to ASC 360 (Property, Plant, and Equipment) on certain buildings and machinery and equipment, including a facility that is held for sale, and determined that the carrying amount may not be recoverable. Based on the Company’s impairment analyses, fixed asset impairment charges of $207, $549, and $1,836 were recorded in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.
6) Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the years ended October 31, 2009 and November 1, 2008 are as follows:

			Color and
	Custom Sheet	Packaging	Specialty	Engineered
	and Rollstock	Technologies	Compounds	Products	Total

Balance, November 3, 2007	$125,320	$103,628	$122,927	$32,113	$383,988
Transfer of businesses	9,143	(9,143)	—	—	—
Creative acquisition	—	151	—	—	151
Impairment — continuing operations	(113,440)	—	(104,525)	—	(217,965)
Impairment — discontinued operations	—	—	—	(20,676)	(20,676)

Balance, November 1, 2008	$21,023	$94,636	$18,402	$11,437	$145,498
Transfer of businesses	10,284	—	—	(10,284)	—
Wheels divestiture		—	—	(1,153)	(1,153)

Balance, October 31, 2009	$31,307	$94,636	$18,402	$—	$144,345

     The Company’s annual measurement date for its goodwill impairment test is the first day of its fourth quarter. In 2009, the Company completed its annual goodwill impairment testing and concluded that there was no impairment. In 2009, the Spartech Townsend reporting unit was transferred to the Custom Sheet and Rollstock reporting unit as part of the discontinuance of the Engineered Products group and, accordingly, $10,284 of goodwill was reclassified. See Note 17 for additional information regarding the change in the Company’s segment reporting.
     In 2008, due to the market conditions and the continued difference between the Company’s market value and book value, the Company concluded that the carrying amounts of the Custom Sheet and Rollstock, Polycom, and the Polymer Extruded Products (“PEP”) reporting units exceeded their respective fair values. The Polycom and PEP reporting units are included in the Color and Specialty Compounds segment. Based upon the results of a third-party appraisal of long-lived assets and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $217,965 goodwill impairment charge was required. A tax benefit was recognized on a portion of these goodwill impairments. See Note 11 for further details on the tax impact of the goodwill impairments. The Polycom and PEP goodwill impairments were $98,056 and $6,469, respectively. After the recognition of the impairment losses, the remaining goodwill in the Custom Sheet and Rollstock, Polycom, and PEP reporting units was $31,307, $11,349, and $7,053, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     In conjunction with the consolidation of the Company’s Packaging Technologies Mankato, Minnesota production facility into other Spartech production facilities in 2008 (as further discussed in Note 7), certain business was relocated to Custom Sheet and Rollstock production facilities. As a result, goodwill was allocated using the relative fair value of the transferred business.
     As of October 31, 2009 and November 1, 2008, the Company had amortizable intangible assets as follows:

	Gross		Accumulated
	Carrying Amount		Amortization
	2009	2008	2009	2008

Non-compete agreements	$980	$980	$711	$560
Customer contracts/relationships	21,587	21,505	7,942	5,558
Product formulations/trademarks	23,570	23,385	9,080	7,030

	$46,137	$45,870	$17,733	$13,148

     Amortization expense for intangible assets totaled $4,479, $5,163 and $4,463 in 2009, 2008 and 2007, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Year Ended	Amortization
2010	$3,779
2011	3,273
2012	3,273
2013	3,273
2014	3,206
     In 2008, in conjunction with the Company’s annual goodwill impairment assessment, the Company performed impairment analyses pursuant to ASC 360 (Property, Plant, and Equipment) on certain other intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company’s impairment analyses, the Company determined that certain customer contracts/relationships, a product formulation, and a trademark were partially impaired. Accordingly, the Company recorded $6,906 of impairment charges to write down these other intangible assets to fair value. These impairment charges were included in the Color and Specialty Compounds segment. Additionally, the Company changed the classification of one of its trademarks from an indefinite life intangible to an amortizable intangible and has begun to amortize it over 20 years.
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
7) Restructuring
     Restructuring charges were recorded in the consolidated statements of operations as follows:

	2009	2008	2007

Restructuring and exit costs:
Custom Sheet and Rollstock	$2,711	$636	$1,117
Packaging Technologies	623	762	—
Color and Specialty Compounds	1,593	821	145
Corporate	307	11	—

Total restructuring and exit costs	5,234	2,230	1,262
Income tax benefit	(1,986)	(753)	(478)

Impact on net earnings (loss) from continuing operations	$3,248	$1,477	$784

2008 Restructuring Plan
     In 2008, the Company announced a restructuring plan to address declines in end-market demand by reducing costs and building a low cost-to-serve model. The plan included the consolidation of production facilities, shutdown of underperforming and noncore operations and reductions in the number of manufacturing and administrative jobs. Since the plan was initiated,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
the Company has closed a packaging facility in Mankato, Minnesota, a compounding facility in St. Clair, Michigan and a sheet facility in Atlanta, Georgia and has started the closure of its compounding facilities in Lockport, New York and Kearny, New Jersey.
     The following table summarizes the cumulative restructuring and exit costs incurred to-date under the 2008 restructuring plan:

			Cumulative
	2009	2008	To-Date
Employee severance	$3,150	$827	$3,977
Facility consolidation and shutdown costs	1,667	258	1,925
Accelerated depreciation	417	667	1,084

Total	$5,234	$1,752	$6,986

     Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shutdowns as well as other job reductions. Facility consolidations and shutdown costs primarily include equipment shutdown, moving and installation expenses and lease terminations. Accelerated depreciation represents the impact from reduced lives on property, plant and equipment. The Company expects to incur approximately $2,000 of additional restructuring expenses for initiatives announced through October 31, 2009 which will primarily consist of cash employee severance and facility consolidation and shutdown costs. The Company’s announced facility consolidations and shutdowns are expected to be substantially complete by the end of the first quarter of 2010.
     2006 Restructuring Plan
     In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. The following table summarizes the restructuring and exit costs which were largely related to the 2006 restructuring plan:

	2008	2007	2006	Cumulative

Accelerated depreciation	$—	$501	$126	$627
Facility restructuring and exit costs	478	561	74	1,113

	$478	$1,062	$200	$1,740

     Accelerated depreciation represents the impact from the reduced life on property, plant and equipment related to a decision to sell one existing production facility and certain production equipment. Facility restructuring and exit costs represent employee severance, equipment moving and installation costs. The 2006 restructuring plan activities were finalized in the third quarter of 2008.
     The Company’s total restructuring liabilities representing severance and moving costs were $1,772 at October 31, 2009 and $138 at November 1, 2008. Cash payments were $3,183 during 2009.
8) Stock-Based Compensation
     The Company’s 2004 Equity Compensation Plan (the “Plan”) allows for grants of stock options, restricted stock and restricted stock units. In 2007, the Compensation Committee of the Board of Directors adopted an amendment to the Plan that provides for the grant of stock appreciation rights (“SARs”) and performance shares. Beginning in 2007, SARs, restricted stock and performance shares had replaced stock options as the equity compensation instruments used by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     General
     The following table details the effect of stock-based compensation from the issuance of equity compensation instruments on operating earnings (loss), net earnings (loss), and earnings (loss) per share:

	2009	2008	2007
Cost of sales	$160	$253	$266
Selling, general and administrative	2,878	3,284	2,508

Total stock-based compensation expense included in operating earnings (loss)	3,038	3,537	2,774

Income taxes benefit	(1,187)	(1,076)	(766)

Impact on net earnings (loss) from continuing operations	$1,851	$2,461	$2,008

Effect on basic and diluted earnings (loss) from continuing operations	$.06	$.08	$.06

     As discussed in Note 20, the Company entered into a separation agreement with its former Chief Executive Officer during 2007. As a result, all nonvested stock compensation was forfeited on his termination date, and $368 of compensation expense was reversed related to equity instruments that were initially expected to vest but were ultimately forfeited.
     SARs
     SARs are granted with lives of 10 years and graded vesting over 4 years and can be settled only in the Company’s common stock. The estimated fair value is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods commensurate with the expected life of SARs, and expected life is based on historical experience and expected exercise patterns in the future. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The following table presents the assumptions used in valuing SARs granted during 2009, 2008 and 2007:

	2009	2008	2007

Weighted average fair value	$1.69	$4.08	$9.85

Assumptions used:
Expected dividend yield	2%	3%	2%
Expected volatility	55%	40%	40%
Risk-free interest rates	1.6–1.8%	2.5–3.7%	4.6%
Expected lives	5.5 years	5.5 years	5.5 years
     Changes in SARs for 2009 are as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of the year	593	$16.38
Granted	451	3.88
Exercised	—	—
Forfeited	(88)	12.99

Outstanding, end of year	956	$10.80

Exercisable, end of year	170	$18.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
Information with respect to SARs outstanding at October 31, 2009 follows (shares in thousands):

		Weighted			Weighted
		Average	Remaining		Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$2.33 – 9.92	480	$4.59	9.2 years	14	$9.92
$10.84 – 29.12	476	17.05	7.9 years	156	19.06

	956			170

     The SARs outstanding at October 31, 2009 had an intrinsic value of $2,410.
     Restricted Stock and Performance Shares
     Restricted stock is granted at fair value based on the closing stock price on the date of grant and vests ratably over four years. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest.
     Performance share awards permit the holder to receive, after a specified performance period, a number of shares of the Company’s common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which the Company achieves certain performance criteria specified in the award relative to a selected group of peer companies. The awards cliff vest at the end of the performance period which is three years. The fair value of performance shares is determined by a third-party valuation specialist using a Monte Carlo simulation model and stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. In connection with the Monte Carlo valuation, the following table presents the assumptions used:

	2009	2008	2007

Weighted average fair value	$3.51	$9.08	$32.90

Assumptions used:
Volatility	71%	40%	40%
Risk-free interest rates	1.2%	3.1%	4.6%
     A summary of activity for restricted stock and performance shares during 2009 is as follows (shares in thousands):

	Restricted Stock		Performance Shares
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of the year	284	$14.44	123	$11.92
Granted	185	3.98	120	3.51
Vested	(78)	14.66	—	—
Forfeited	(27)	10.54	(29)	19.44

Nonvested, end of year	364	$9.37	214	$6.14

     The weighted average remaining requisite service periods for nonvested restricted stock and performance shares were 2.7 years and 1.5 years, respectively, as of October 31, 2009. The performance shares outstanding at October 31, 2009 had an intrinsic value of $1,011.
     During 2008, the Company granted 30 thousand shares of restricted stock with a fair value of $410 to nonemployee directors. These shares vested 15 days subsequent to their issuance and all stock compensation expense related to the awards was recognized upon grant. In addition, during 2008, the Company granted 70 thousand shares of restricted stock, which vests over three years, with a value of $1,000 to its Chairman of the Board of Directors based on the closing stock price on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     During 2007, the Company granted 16 thousand shares of restricted stock with a fair value $420 to nonemployee directors. These shares vested 15 days subsequent to their issuance and all stock compensation expense related to the awards was recognized upon grant.
     Restricted Stock Units
     Restricted stock units, which have been awarded only to nonemployee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. For restricted stock unit awards prior to 2009, the restricted period ends one year after the director leaves the Board of Directors. In 2009, the Plan was amended to change the definition of the restriction period to upon immediately leaving the Board of Directors and this change was effective for 2009 awards. During 2009, 2008 and 2007, the Company granted 39,501, 991 and 567 restricted stock units with fair values of $352, $12, and $15 respectively, to non-employee directors based on the fair value of the Company’s stock at the date of grant. As of October 31, 2009, there were 67 thousand restricted stock units outstanding.
     Stock Options
     Beginning in 2007, the Company no longer granted stock options under its plan. Stock-based compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.
     Changes in stock options for 2009 are as follows (shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of the year	1,276	$21.94
Granted	—	—
Exercised	—	—
Forfeited	(243)	25.10

Outstanding, end of year	1,033	$21.19

Exercisable, end of year	994	$21.18

     Information with respect to options outstanding at October 31, 2009 follows (shares in thousands):

		Weighted			Weighted
		Average	Remaining		Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$11.19 – 21.10	411	$17.48	2.1 years	411	$17.48
$21.19 – 22.90	309	21.63	5.0 years	275	21.68
$23.18 – 28.63	313	25.63	4.6 years	308	25.67

	1,033			994

     The total intrinsic value, cash received and actual tax benefit realized for stock options exercised in 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Stock options exercised:
Intrinsic value	$—	$6	$3,281
Cash received	—	17	8,449
Actual tax benefit realized	—	—	856
     The stock options outstanding at October 31, 2009 had a remaining average term of 3.7 years, while the stock options exercisable had a remaining average term of 3.6 years. Options outstanding had no intrinsic value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     As of October 31, 2009, there was a total of $4,338 of unrecognized compensation cost for stock-based compensation awards, net of expected forfeitures. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.
9) Long-Term Debt
     Long-term debt consisted of the following at October 31, 2009 and November 1, 2008:

	2009	2008

2006 Senior Notes	$45,684	$50,000
2004 Senior Notes	137,054	150,000
Bank credit facilities	—	41,600
Euro bank term loan	20,292	19,113
Other	13,404	13,941

	216,434	274,654
Less current maturities	36,079	20,428

	$180,355	$254,226

     In 2008, the Company amended its revolving credit agreement, its 2006 Senior Notes, 2004 Senior Notes and Euro bank term loan. Under these amendments, each facility is secured with collateral which includes the Company’s accounts receivable, inventory, machinery and equipment, and intangible assets. Additionally, the Company is restricted from entering into certain activities including nonpermitted acquisitions, repurchasing shares of its common stock, paying dividends in excess of $1,650 per quarter, and is limited in the amount it can spend for capital expenditures. The leverage ratio has been amended to provide maximum leverage of 3.75 until January 29, 2010, and 3.50 thereafter. The amendment also included a new fixed charge coverage ratio. The minimum fixed charge coverage ratio was 1.50 through fiscal 2009, 1.75 for the first and second quarters of 2010, and 2.25 thereafter.
     Based on the revolving credit agreement amendment, capacity was set at $145,000 but is permanently reduced for the revolver’s pro rata share of early principal payments made on the Senior Notes and Euro bank term loan. The Company is required to offer early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the agreements. The Company made early principal payments to the Senior Note and Euro bank term holders of $18,912 in February 2009 related to 2008 excess cash flow and $17,208 in December 2009 related to extraordinary receipts on the sales of businesses which reduced revolver capacity to $126,182. Based on the Company’s 2009 excess cash flow, the Company will offer $15,274 to the Senior Note and Euro bank term holders. If accepted, this would be paid in the second quarter of 2010 and further reduce revolver capacity to $117,401. At October 31, 2009, availability under the most restrictive covenant was $81,591. The term of the credit facility ends June 2, 2011.
     At October 31, 2009, the Company did not have any loans outstanding under its bank credit facilities. At November 1, 2008, the Company had one-month LIBOR-based loans outstanding under the bank credit facilities of $20,000 at 6.84% and $20,000 at 5.47%, and additional prime-based borrowings of $1,600 at 5.25%. In addition to the outstanding loans, the bank credit facility was also partially used by several standby letters of credit totaling $14,170 and $16,170, respectively, at October 31, 2009 and November 1, 2008.
     On June 5, 2006, the Company completed a $50,000 private placement of Senior Unsecured Notes, which are payable on June 5, 2011. The 2006 Senior Notes do not require annual principal payments other than the repayments resulting from early principal payments. Interest on the 2006 Senior Notes is 6.82% and is payable semiannually on December 5 and June 5 of each year.
     On September 15, 2004, the Company completed a $150,000 private placement of Senior Unsecured Notes over a 12-year term. The 2004 Senior Notes require equal annual principal payments of $27,411 that commence on September 15, 2012 and which are ratably reduced by early principal payments. Interest on the 2004 Senior Notes is 6.58% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of October 31, 2009, if the Company were to prepay the full principal outstanding on the 2004 Senior Notes, the make-whole amount would have been $24,439.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
     On February 16, 2005, the Company entered into a 20,000 Euro bank term loan that matures on February 16, 2010. In July 2008, the Company paid 5,000 euros ($7,876 U.S.) of principal on this bank term loan. In February 2009, the Company made an excess cash flow payment of 1,295 euros ($1,650 U.S.) to the Euro bank term loan holders. Interest on the term loan is payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month, or six-month EURIBO rate plus a 2.25% borrowing margin. At October 31, 2009, the 13,705 Euro bank term loan was outstanding at a rate of 2.39%. As the Company’s Euro bank term loan matures on February 16, 2010, 13,705 euros ($20,292 U.S.) have been included in the current maturities of long-term debt at October 31, 2009.
     The Company is not required to make any principal payments on its bank credit facility, the 2006 Senior Notes or the 2004 Senior Notes within the next year other than the 2009 excess cash flow payment discussed above, which is expected to be paid in the second quarter of 2010. Excluding the 2009 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next 12 months. As a result of the Company’s requirement to offer the 2009 excess cash flow amount, $15,274 has been classified as a current maturity of long-term debt.
     In December 2009, the Company paid $17,208 to the Senior Note and Euro bank term loan holders relating to the extraordinary receipts from the sale of businesses. The Company used its revolving credit facility, a long-term debt obligation, to make these payments which reduced the Company’s outstanding Senior Note debt and Euro bank term loan balances. This obligation was recorded as long-term debt as of October 31, 2009 because the Company has the ability and intent to finance the payment on a long-term basis.
     The Company’s other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2010 and 2019 and have interest rates ranging from 2.0% to 12.5%.
     Scheduled maturities of long-term debt for the next five years and thereafter are:

Year Ended	Maturities
2010	$36,079
2011	42,371
2012	25,659
2013	25,592
2014	25,552
Thereafter	61,181

$216,434

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
10) Shareholders’ Equity
     The authorized capital stock of the Company consists of 55 million shares of $.75 par value common stock and 4 million shares of $1 par value preferred stock. At October 31, 2009, the Company had 33,131,846 common shares issued and 2,412,569 shares of common stock were held in treasury shares, primarily for issuance under the Company’s stock-based compensation plans. During 2009, 76,506 common stock shares were issued from treasury for issuance under the Company’s stock-based compensation plan. See Note 8 for further information.
     During 2008, 236,802 common shares were issued from treasury, of which 200,000 of these shares were sold to the Chairman of the Board of Directors. By prior agreement, the price per share was equal to the New York Stock Exchange closing price of the Company’s common stock on the date of sale, which was $14.06.
     In September 2007, the Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. As part of this plan, the Company acquired 524,000 and 1,456,700 shares in 2008 and 2007, respectively. As discussed in Note 9, no further repurchases are allowed under the Company’s amended debt agreements dated September 10, 2008. As such, no stock repurchases occurred in 2009.

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
11) Income Taxes
     Earnings (loss) before income taxes from continuing operations consist of the following:

	2009	2008	2007
United States	$12,627	$(219,918)	$45,439
Non-U.S. operations	(1,871)	(5,719)	1,918

	$10,756	$(225,637)	$47,357

     The provision for (benefit from) income taxes for 2009, 2008, and 2007 from continuing operations consists of the following:

	2009	2008	2007
Current:
Federal	$(76)	$(881)	$12,932
State and local	(743)	(1,303)	1,908
Foreign	432	1,131	2,179

Total current	(387)	(1,053)	17,019
Deferred:
Federal	6,059	(43,646)	966
State and local	1,629	(7,249)	89
Foreign	150	(2,040)	518

Total deferred	7,838	(52,935)	1,573

Provision for (benefit from) income taxes	$7,451	$(53,988)	$18,592

     The income tax provision (benefit) on earnings of the Company from continuing operations differs from the amounts computed by applying the U.S. Federal tax rate of 35% as follows:

	2009	2008	2007
Federal income tax provision (benefit) at statutory rate	$3,764	$(78,973)	$16,575
State income taxes, net of applicable federal income tax benefit	546	(4,471)	1,313
Impairment of nondeductible goodwill	—	31,229	—
Foreign valuation allowance	1,648	680	1,153
Nondeductible foreign currency expense	189	—	—
Net changes in uncertain tax positions	84	(1,764)	—
Net change due to change in rates	625	985	—
Expensing of stock options	22	184	260
Domestic manufacturing deduction	—	(66)	(432)
Research and development tax credit	(250)	(500)	(989)
Return to provision adjustment	663	(452)	(260)
Other	160	(840)	972

	$7,451	$(53,988)	$18,592

     The tax expense from the impairment of goodwill in 2008 represents the portion of goodwill impairments that were not deductible for tax purposes. In addition, the Company did not record the benefit of a research and development credit during 2006 as this credit expired on December 31, 2005. In December 2006, the government approved legislation that extended the credit retroactively. As a result, the Company recognized this benefit in the first quarter of 2007. In September 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
government approved legislation that extended the credit retroactively to the Company’s 2008 tax year and prospectively to the Company’s 2009 tax year.
     At October 31, 2009 and November 1, 2008 the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	2009	2008
Deferred tax assets:
Employee benefits and compensation	$3,414	$5,118
Workers’ compensation	1,147	1,385
Inventory capitalization and reserves	1,261	1,414
Reserve for product returns	650	950
Deferred compensation benefit plans	935	732
Bad debt reserves	838	1,831
Foreign net operating loss	4,466	3,034
Installment note	685	—
Other	3,096	2,707

Total deferred tax assets	$16,492	$17,171
Valuation allowance	(7,579)	(5,332)

Net deferred tax assets	$8,913	$11,839

Deferred tax liabilities:
Property, plant and equipment	$(46,951)	$(51,038)
Goodwill and other intangibles	(9,466)	(4,230)
Inventory capitalization and reserves	(537)	(1,339)
Other	(2,451)	(93)

Total deferred tax liabilities	$(59,405)	$(56,700)

Net deferred income tax liability	$(50,492)	$(44,861)

     At October 31, 2009 and November 1, 2008 the net current deferred tax asset was $8,244 and $11,655, respectively and the net noncurrent deferred tax liability was $58,736 and $56,516, respectively.
     As of October 31, 2009, a deferred tax liability of $1,600 was provided for U.S. income and foreign withholding taxes associated with the $4,200 of accumulated earnings of the Company’s foreign subsidiaries that the Company does not consider to be indefinitely reinvested outside of the United States. The Company does not provide for U.S. income and foreign withholding taxes on the remaining accumulated earnings of its foreign subsidiaries of $49,450 that are not subject to the United States income tax as it is the Company’s intention to reinvest these earnings indefinitely. If the Company changed its intentions or if such earnings were remitted to the United States, as of October 31, 2009, the Company would be required to recognize approximately $7,500 to $9,500 of additional income tax expense. As of October 31, 2009, the Company held $22,261 of cash in Canada which represented a portion of the $49,450 total foreign accumulated earnings, and if the Company were to permanently distribute this cash to the United States, the Company would be required to recognize and pay approximately $6,500 of income tax (included in the $7,500 to $9,500 range noted above).
     As of October 31, 2009 the Company had available approximately $23,611 in net operating losses and gross deferred tax assets which related to the France operation. The Company assessed the likelihood as to whether or not the benefit of the deferred tax assets would be realized based on the amount of positive and negative evidence available. The Company determined that a valuation allowance of $22,741 was required for the amount of gross deferred tax assets that cannot be carried back or utilized through tax planning strategies. These assets do not expire and would be realized to the extent of future earnings.
     The Company applied FASB guidance relating to accounting for uncertainty in income taxes. The amount of net unrecognized tax benefits as of October 31, 2009 was $767 ($945 gross unrecognized tax benefits) which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $767 which would lower the Company’s effective tax rate. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions. The following table shows the activity related to gross unrecognized tax benefits excluding interest and penalties during fiscal year ended October 31, 2009 and November 1, 2008:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)

	2009	2008
Unrecognized tax benefits, beginning of year	$774	$2,465
Additions based on current year tax positions	63	239
Additions for prior year tax positions	84	290
Reductions for prior year tax positions	(128)	(623)
Settlements with tax authorities	(104)	(342)
Lapses in statutes of limitations	68	(1,255)

Unrecognized tax benefits, end of year	$757	$774

     Upon adoption of FASB guidance relating to accounting for uncertainty in income taxes, the Company changed its accounting policy to include interest and penalties related to income taxes in income tax expense. Prior to this adoption, interest was included within interest expense and penalties were included within selling, general and administrative expenses. At October 31, 2009, the Company had accrued approximately $188 for the payment of interest and penalties relating to unrecognized tax benefits.
     The Company is currently the subject of several income tax audits in multiple jurisdictions. The Company expects that within the next 12 months it will reach closure on certain of these audits. Under the assumption that these audits are settled within the next 12 months it is anticipated that the gross unrecognized tax benefits will decrease by $276.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. The statutes of limitations for U.S. federal income tax returns are open for fiscal year 2006 and forward. The IRS has completed its examination through 2006. For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2003.
12) Earnings (Loss) Per Share
     Basic earnings (loss) per share exclude any dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
     The reconciliation of the net earnings (loss) and weighted average number of common shares used in the computations of basic and diluted earnings (loss) per share for 2009, 2008, and 2007 was as follows (shares in thousands):

	2009	2008	2007
Earnings (loss) from continuing operations	$3,305	$(171,649)	$28,765
Earnings (loss) from discontinued operations	5,046	(20,463)	5,081

Earnings (loss)	$8,351	$(192,112)	$33,846

Weighted average number of common shares	30,382	30,264	31,966
Dilutive potential common shares	88	—	214

Shares for diluted earnings (loss) per share	30,470	30,264	32,180

     The effect of dilutive shares represents the shares resulting from the assumed exercise of outstanding SARs and stock options as well as the assumed vesting of restricted stock, restricted stock units and performance shares. The dilution from each of these instruments is calculated using the treasury stock method. Outstanding shares of restricted stock, SARs, and stock options that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands): for 2009, 189 shares of unvested restricted stock, 477 SARs, and 924 stock options; for 2008, 284 shares of unvested restricted stock, 593 SARs, and 665 stock options; for 2007, 0 shares of unvested restricted stock, 161 SARs, and 665 stock options.
13) Employee Benefits
     The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. The total cost of such plans for 2009, 2008 and 2007 was $1,546, $1,979, and $3,301, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
14) Cash Flow and Other Information
     Supplemental information on cash flows for 2009, 2008, and 2007 was as follows:

	2009	2008	2007
Cash paid during the year for:
Interest	$16,222	$18,829	$16,586
Income taxes	6,598	257	21,838

Schedule of business acquisitions:
Fair value of assets acquired	$—	$187	$78,033
Liabilities assumed	—	605	(16,662)
Purchase price adjustments	—	—	—

Total cash paid	$—	$792	$61,371

15) Fair Value of Financial Instruments
     Effective November 2, 2008, the Company adopted ASC 820 (Fair Value Measurements and Disclosures), with the exception of the application of the statement to nonrecurring, nonfinancial assets and liabilities which has been deferred and will be effective on the first day of fiscal year 2010. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of ASC 820 did not impact the Company’s financial position, results of operations or cash flows.
     As of October 31, 2009, the estimated fair value of long-term debt was $205,776 which compared to a carrying value of $216,434. As of November 1, 2008, the estimated fair value of long-term debt was $259,832 which compared to a carrying value of $274,654. The estimated fair value of the long-term debt is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues.
     The Company’s other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities have net carrying values that approximate their fair values due to the short-term nature of these instruments.
16) Commitments and Contingencies
     The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2009, 2008 and 2007 was $7,342, $8,111 and $8,273, respectively. Future minimum lease payments under noncancelable operating leases, by year, are as follows:

Operating
Year Ended	Leases
2010	$3,841
2011	2,453
2012	1,200
2013	698
2014	557
Thereafter	557

$9,306

     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2006, the USEPA asked the group to assume the responsibility for completing the study and the Company set up a reserve based on an estimate of the subsidiary’s expected funding to complete the study. In 2009, the Company recorded an additional $474 of selling, general and administrative expenses due to an updated estimate of the subsidiary’s expected funding to complete the study. In 2005, the New Jersey Department of Environmental Protection initiated civil litigation in the Superior Court of New Jersey, Law Division — Essex County against Occidental Chemical Corporation and affiliated entities, including Tierra Solutions, Inc. (“Tierra”), regarding environmental degradation of the Lower Passaic River and other areas. In 2009,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
Tierra filed a third party complaint against other companies doing business in the Lower Passaic River area, including a former owner of the Company’s Kearny, New Jersey facility. The Company assumed certain environmental liability of such former owner when it acquired the facility. The litigation is in the early stages with respect to the third party defendants. In 2009 and 2008, the Company paid $104 and $111, respectively, toward the study and litigation. As of October 31, 2009 and November 1, 2008, the Company had approximately $865 and $500, respectively, accrued related to its share of the funding and related legal expenses. The Company expects the group’s commitment to be funded for the next three to five years, the expected time frame to complete the study. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study, the percentage of contamination attributable to the subsidiary and other parties and the outcome of the litigation. It is possible that the ultimate liability resulting from this issue could materially differ from the October 31, 2009 accrual balance. In the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
17) Segment Information
     The Company uses operating earnings (loss) from continuing operations, excluding the impact of foreign exchange, to evaluate business segment and group performance. Accordingly, discontinued operations have been excluded from the Company’s segment operating results below, which is consistent with management’s evaluation metrics. In 2009, the Company sold its wheels and profiles businesses and liquidated its marine business. These discontinued businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group. Years presented have been changed to conform to the current year presentation.
     Corporate operating losses include corporate office expenses, shared services costs, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments. Corporate assets consist primarily of property, plant and equipment and deferred taxes.
     Segment accounting policies are the same as policies described in Note 1. A description of the Company’s reportable segments follows:
     Custom Sheet and Rollstock — This segment manufactures extruded plastic sheet, custom rollstock, laminates, and cell cast acrylic sheet in North America. Its finished products are formed by its customers for use in a wide variety of markets. This segment operates throughout North America.
     Packaging Technologies — This segment provides various packaging solutions including clamshells, blisters, tubs, lids and display packaging. Its finished products are used by its customers to distribute, ship, protect and display their products. In 2009, approximately 80% of this segment’s total sales volume was to packaging-related end markets. This segment operates throughout North America.
     Color and Specialty Compounds — This segment manufactures custom-designed plastic alloys, compounds, color concentrates, and calendered film for use in numerous applications. This segment’s facilities comprise operating segments that are aggregated into a reportable segment based on the nature of the products manufactured. This segment operates throughout North America and has one plant in Europe.

	2009	2008	2007
Net sales (a)(b):
Custom Sheet and Rollstock	$472,498	$636,313	$668,390
Packaging Technologies	212,683	274,363	253,718
Color and Specialty Compounds	241,596	410,493	441,823

	$926,777	$1,321,169	$1,363,931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)

	2009	2008	2007
Operating earnings (loss) (b):
Custom Sheet and Rollstock	$25,035	$(89,849)	$46,925
Packaging Technologies	30,556	18,808	26,121
Color and Specialty Compounds	7,353	(99,526)	21,320
Corporate	(36,809)	(35,667)	(30,616)

	$26,135	$(206,234)	$63,750

Assets:
Custom Sheet and Rollstock	$244,992	$293,948	$419,039
Packaging Technologies	196,221	207,427	239,377
Color and Specialty Compounds	155,743	190,196	357,115
Corporate and Other (c)	56,732	70,848	95,340

	$653,688	$762,419	$1,110,871

Depreciation and amortization (b):
Custom Sheet and Rollstock	$14,605	$14,660	$14,557
Packaging Technologies	8,885	9,172	5,780
Color and Specialty Compounds	12,902	14,317	14,427
Corporate	4,910	5,130	4,286

	$41,302	$43,279	$39,050

Capital expenditures (b):
Custom Sheet and Rollstock	$2,555	$5,455	$14,706
Packaging Technologies	1,054	2,073	4,048
Color and Specialty Compounds	1,930	4,337	4,391
Corporate	1,931	4,262	9,895

	$7,470	$16,127	$33,040

     Geographic financial information for 2009, 2008, and 2007 was as follows:

	Net Sales By Destination (a)(b)			Property, Plant and Equipment, Net
	2009	2008	2007	2009	2008	2007

United States	$762,481	$1,089,875	$1,124,376	$200,202	$236,400	$272,506
Mexico	73,800	104,154	89,895	16,633	20,414	18,537
Canada	59,783	75,253	93,327	9,850	14,087	20,731
Europe	21,745	40,624	44,467	2,318	9,301	12,251
Asia and other	8,968	11,263	11,866	—	—	—

	$926,777	$1,321,169	$1,363,931	$229,003	$280,202	$324,025

Notes to table:

(a)	In addition to external sales to customers, intersegment sales were $44,554, $57,041, and $52,987 in 2009, 2008, and 2007, respectively. Most intersegment sales were generated from the Color and Specialty Compounds segment.

(b)	Excludes discontinued operations.

(c)	Includes assets of discontinued operations relating to wheels, profiles and marine businesses that were previously reported in the Company’s Engineered Products group.
18) Comprehensive Income
     Comprehensive income is an entity’s change in equity during the period related to transactions, events, and circumstances from nonowner sources. In 2009, $2,487 of foreign currency translation adjustments were partially offset by the recognition of a $2,277 ($1,390 net of tax) cumulative currency translation gain from the sale of the profiles business in Canada, resulting in an accumulated other comprehensive income balance of $2,296 at October 31, 2009. In 2008, accumulated other comprehensive income consisted of foreign currency translation losses of $7,280 resulting in an accumulated other comprehensive income balance of $2,086 at November 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
19) Quarterly Financial Information (Unaudited)
     The following table includes certain unaudited quarterly financial information for the fiscal year quarters in 2009 and 2008, which have been adjusted for discontinued operations. See Note 2 for further discussion of the discontinued operations.

	Quarter
	1st	2nd	3rd	4th	Year
2009
Net sales	$237,301	$216,412	$230,506	$242,558	$926,777
Gross profit (a)	19,887	29,963	31,096	30,883	111,829
Operating earnings (loss)	(2,988)	8,554	11,301	9,268	26,135
Net earnings (loss) from continuing operations	(4,942)	2,148	3,910	2,189	3,305
Net earnings (loss) from discontinued operations (b)	(149)	1,616	(2,418)	5,997	5,046
Net earnings (loss)	(5,091)	3,764	1,492	8,186	8,351
Basic and diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	(.16)	.07	.13	.07	.11
Net earnings (loss) from discontinued operations	—	.09	(.12)	.20	.16
Net earnings (loss)	(.16)	.16	.01	.27	.27
Dividends declared per common share	.05	—	—	—	.05

2008
Net sales	$315,181	$341,743	$333,298	$330,947	$1,321,169
Gross profit (a)	19,442	30,961	31,385	29,286	111,074
Operating earnings (loss) (c)	(2,794)	9,188	9,635	(222,263)	(206,234)
Net earnings (loss) from continuing operations (c)	(4,207)	2,436	3,920	(173,798)	(171,649)
Net earnings (loss) from discontinued operations (c)	717	1,929	490	(23,599)	(20,463)
Net earnings (loss)	(3,490)	4,365	4,410	(197,397)	(192,112)
Basic and diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	(.14)	.08	.13	(5.73)	(5.67)
Net earnings (loss) from discontinued operations	.02	.06	.02	(.78)	(.68)
Net earnings (loss)	(.12)	.14	.15	(6.51)	(6.35)
Dividends declared per common share	.135	.135	.05	.05	.37
Notes to table:

(a)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(b)	Net earnings from discontinued operations and net earnings in the fourth quarter of 2009 included an after-tax gain of $6,242 from sales of businesses.

(c)	Operating loss and net loss in the first quarter of 2008 were impacted by a charge of $2,681 ($1,651 net of tax) for an inventory valuation reserve due to management’s decision to liquidate certain inventory to accelerate cash. Operating loss and net loss from continuing operations in the fourth quarter of 2008 were impacted by charges of $217,965 for goodwill impairments ($168,828 net of tax) and $9,031 ($6,206 net of tax) for fixed asset and other intangible asset impairments.
20) Former Chief Executive Officer’s Arrangement
     During 2007, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with its former President and Chief Executive Officer, George A. Abd, effective July 16, 2007 (the “Effective Date”). Mr. Abd resigned as an officer and director of the Company as of the Effective Date, but remained an employee until October 14, 2007 (the “Termination Date”). During this period, Mr. Abd served the Company in an advisory capacity.
     The Separation Agreement included various terms and conditions pertaining to Mr. Abd’s resignation from the Company. The payments and benefits to be paid to Mr. Abd under the Separation Agreement include, but are not limited to, the following major provisions:
•	Severance compensation in accordance with the terms of the Company’s Severance and Noncompetition Policy and Agreement with Mr. Abd which is based on a multiple of his former annual salary and the average of his bonus payments earned during the prior three fiscal years, totaling $2,224. Of this amount, $1,112 was paid in 2008, and the remaining $1,112 was paid in 2009.

•	Compensation of $62 for the period between the Effective Date through the Termination Date at a rate of one-third of Mr. Abd’s former annual salary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Dollars in thousands, except per share amounts)
•	In accordance with the terms of the applicable stock option plans and agreements, 168,687 vested stock options were exercisable until the Termination Date, and an additional 32,250 vested stock options will expire within three years of the Termination Date and will remain exercisable until their stated expiration dates. All stock-based compensation awards that were not vested as of the Termination Date were forfeited. As a result, $368 of stock-based compensation expense was reversed as income during 2007 for awards that were previously expected to vest but were forfeited.
     The provisions of the Separation Agreement resulted in a $1,856 net charge to operating earnings in 2007, which represents the $2,224 of severance less the $368 reversal of stock-based compensation during the third quarter and was included in selling, general and administrative expenses in the consolidated statements of operations.
21) Subsequent Events
     The Company evaluated subsequent events up to and including January 14, 2010, the date on which these financial statements were issued. Subsequent to October 31, 2009, the Company initiated the consolidation of its compounding facility in Kearny, New Jersey into existing facilities and this consolidation is expected to be substantially completed in the first quarter of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

Item 9A.	CONTROLS AND PROCEDURES
     Spartech maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of October 31, 2009 to:
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
     The Company has substantially completed the implementation of its Oracle/Business Process Improvement enterprise resource planning (“ERP”) system. This ERP implementation has resulted in certain changes and enhancements to the Company’s internal control over financial reporting including the ability of the Company to transition to a shared service environment for transaction processing. The internal controls over financial reporting impacted by the ERP implementation and the Company’s transition to a shared service environment were appropriately tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected were evaluated as appropriate and effective. There were no other changes to internal control over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Item 8.

Item 9B.	OTHER INFORMATION
     None.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The information concerning Directors of the Company contained in the section titled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on or about March 11, 2011 (the “Proxy Statement”), to be filed with the Commission on or about January 15, 2010, is incorporated herein by reference in response to this Item.
Audit Committee
     The information regarding the Audit Committee and Audit Committee financial expert is contained in the sections titled “Board of Directors” and “Committees” of the Proxy Statement and is incorporated herein by reference in response to this Item.
Code of Ethics
     The Board of Directors has established specific Corporate Governance Guidelines, a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and a Code of Business Conduct and Ethics for all directors, officers and employees. These documents are provided on the Company’s Website at www.spartech.com within the Investor Relations/Corporate Governance section of the site. The Company intends to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to its Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on the Company’s Website. At this same Website location, the Company provides an Ethics Hotline phone number that allows employees, shareholders, and other interested parties to communicate with the Company’s management or Audit Committee (on an anonymous basis, if so desired) through an independent third-party hotline. In addition, this same Website location provides instructions for shareholders or other interested parties to contact the Company’s Board of Directors.
     The rules of the NYSE require Mr. Odaniell, President and Chief Executive Officer, to certify to the NYSE annually that he is not aware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Mr. Odaniell and Mr. Martin, Chief Financial Officer, must each execute a certificate as to the quality of the Company’s public disclosure as part of its quarterly and annual reports to the SEC. Their latest Section 302 certifications are filed with the SEC as exhibits to this Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
     Information regarding Section 16(a) beneficial ownership reporting compliance is contained in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference.
Recommendation of Director Nominees by Shareholders
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009.
Executive Officers of the Registrant
     The following table provides certain information about the Company’s executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, Prior Positions and Employment

Myles S. Odaniell	50	President and Chief Executive Officer (since January 2008). From June 2003 to February 2006, Mr. Odaniell was an Executive Vice President of Chemtura Corporation (formerly Crompton Corporation), a marketer of specialty chemicals. From 1999 to 2002, Mr. Odaniell was President, Coatings and Performance Chemicals, of Cytec Industries, Inc. and President, Cytec, Latin America.

Name	Age	Current Office, Prior Positions and Employment

Randy C. Martin	47	Executive Vice President (since September 2000) and Chief Financial Officer (since May 1996); Interim President and Chief Executive Officer from July 2007 to January 2008; Vice President, Finance from May 1996 to September 2000; Corporate Controller from September 1995 to May 1996. Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for 11 years before joining the Company in 1995.

Steven J. Ploeger	48	Executive Vice President Custom Sheet and Rollstock (since May 2004); Vice President Spartech Plastics from 2000 to 2004; General Manager Spartech Plastics — North Region from 1996 to 2000. Mr. Ploeger also held various sales management positions with the Company from 1985 to 1996.

Michael L. Marcum	61	Senior Vice President, Color and Specialty Compounds (since April 2006) Supply Chain (since March 2009) and International Business Development (since April 2006). Mr. Marcum was most recently President and Chief Executive Officer of American Decorative Surfaces Inc. from 2001 to 2006 and was with Monsanto Company for 29 years in various general management, corporate strategic planning, and sales and marketing executive positions, both domestically as well as internationally, before joining the Company in 2006.

Janet E. Mann	55	Senior Vice President of Marketing, Technology and Commercial Development (since June 2008). Prior to joining the Company, Ms. Mann was General Manager, Industrial Chemicals at Archer Daniels Midland Corporation in Decatur, Illinois. Prior to Archer Daniels Midland Corporation, Ms. Mann held various executive roles at Chemtura Corporation, Dow Chemical Company, and ANGUS Chemicals, Inc.

Rosemary L. Klein	42	Senior Vice President, General Counsel and Corporate Secretary (since March 2009). Prior to joining the Company, Ms. Klein was Senior Vice President, General Counsel and Corporate Secretary at Solutia Inc. (2004 to 2008). Prior to Solutia in June 2003, Ms. Klein held various senior level legal roles at Premcor Inc. and Arch Coal, Inc.

Michael L. Roane	54	Senior Vice President of Human Resources (since June 2008). Prior to joining the Company, Mr. Roane was the Senior Vice President of Human Resources at the Sage Software Healthcare Division. Prior to Sage, Mr. Roane spent 10 years at Greif Brothers Corporation where he held the position of Senior Vice President of Global Human Resources and Communications. Mr. Roane previously held various vice president and human resource roles at Owens & Minor, Inc., and Philip Morris, Inc.

Marc A. Roberts	47	Senior Vice President, Operations (since October 2008), Vice President of Sheet Operations (2006 to 2008). Mr. Roberts previously held positions as a manufacturing consultant with a private equity group (2005 to 2006), President and Director of Aerostructures at Precision Castparts Corporation (2001 to 2005), and various positions at Johnson Controls, Inc. and Price Corporation (1993 to 2001).

Michael G. Marcely	42	Senior Vice President of Planning and Controller (Since July 2009). Vice President of Financial Planning and Analysis (April 2008 to July 2009), Vice President and Corporate Controller (July 2004 to April 2008), Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Robert J. Byrne	51	Vice President and Chief Information Officer (Since December 2008). Prior to joining the Company, Mr. Byrne spent more than 25 years in various plant operations and information technology positions with Anheuser-Busch Companies Inc., including six years as Vice President and Chief Information Officer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Item 11.	EXECUTIVE COMPENSATION
     The information contained in the sections titled “Executive Compensation;” “Compensation of Directors;” “Compensation Committee Interlocks and Insider Participation;” and “Report of the Compensation Committee” of the Proxy Statement is incorporated herein by reference in response to this Item.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the sections titled “Security Ownership” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference in response to this Item.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information contained in the sections titled “Proposal 1: Election of Directors” and “Certain Business Relationships and Transactions” of the Proxy Statement is incorporated herein by reference in response to this Item.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information contained in the section titled “Fees Paid to Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference in response to this Item.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedules
(1) and (2) The following financial statements and financial statement schedule are included in this Form 10-K:
(3) The Exhibits required to be filed as part of this annual report on Form 10-K are listed under (c) below.
(b)	The Exhibits required to be filed as part of this annual report on Form 10-K are listed under (c) below.

(c)	Exhibits
The Exhibits required to be filed by Item 601(a) of Regulation S-K are included as follows:

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation, as currently in effect	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the Commission on September 30, 2009

3.2	Bylaws, as currently in effect	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 30, 2009

4	Rights Agreement dated April 2, 2001 between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on April 5, 2001

10.1	Separation Agreement and Release dated July 16, 2007 between the Company and George A. Abd	Incorporated by reference to Exhibit 1.01 of the Company’s Form 8-K filed with the Commission on July 16, 2007

10.2	Form of Indemnification Agreement entered into between the Company and each of its officers and directors	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.3	Spartech Corporation 2006 Executive Bonus Plan	Incorporated by reference to Exhibit 1.01(a) to the Company’s Form 8-K filed with the Commission on December 21, 2005

10.4	Spartech Corporation 2004 Equity Compensation Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on July 17, 2009

10.5	Spartech Corporation Long-Term Equity Incentive Program	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 7, 2006

Exhibit
Number	Description	Location
10.6	Form of Incentive Stock Option	Incorporated by reference to Exhibit 1.01(2) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.7	Form of Nonqualified Stock Option	Incorporated by reference to Exhibit 1.01(3) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.8	Form of Restricted Stock Unit Award (directors)	Incorporated by reference to Exhibit 1.01(4) to the Company’s Form 8-K filed with the Commission on December 14, 2004

10.9	Form of Restricted Stock Award (directors)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on March 12, 2007

10.10	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.11	Form of Stock-Settled Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.12	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on November 21, 2007

10.13	Performance Share Award Performance Criteria for 2007—2009 Performance Period	Incorporated by reference to Exhibit 5.02(4) to the Company’s Form 8-K filed with the Commission on December 21, 2006

10.14	Performance Share Award Performance Criteria for 2008—2010 Performance Period	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on November 21, 2007

10.15	Separation Agreement and Release effective July 25, 2008 between the Company and Jeffrey D. Fisher	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.16	Third Amendment to the Fourth Amended and Restated Credit Agreement dated September 10, 2008	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.17	Note Purchase Agreement dated June 5, 2006 between the Company and purchasers of $50 million of the Company’s 5.78% Senior Notes	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.18	Amended and Restated Note Purchase Agreement (initially dated June 5, 2006) dated September 10, 2008 6.82% Senior Notes due 2011	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.19	Note Purchase Agreement dated September 15, 2004 between the Company and purchasers of $150 million of the Company’s 5.54% Senior Notes	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

Exhibit
Number	Description	Location
10.20	Amended and Restated Note Purchase Agreement (Initially Dated as of September 15, 2004) dated September 10, 2008 6.58% Senior Notes due 2016	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.21	Term Loan Agreement dated February 16, 2005 between the Company and Calyon New York Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.22	Third Amendment to Term Loan Agreement dated September 10, 2008 between the Company and Calyon New York Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.23	Intercreditor and Collateral Agency Agreement dated as of September 10, 2008 by and among Bank of America, N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent, The Lenders Party Hereto, the Noteholders Party Hereto, and the Term Loan Lender Party Hereto, as Creditors	Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.24	Security Agreement dated as of September 10, 2008, by and among Bank of America, N.A., as Collateral Agent for the Secured Parties	Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Commission on September 11, 2008

10.25	Form of Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the Commission on May 27, 2008

10.26	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the Commission on May 27, 2008

10.27	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(3) to the Company’s Form 8-K filed with the Commission on May 27, 2008

10.28	Waiver and Amendment Agreement to Fourth Amended and Restated Credit Agreement dated as of July 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 6, 2008

10.29	Fourth Amended and Restated Credit Agreement dated as of June 2, 2006	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 6, 2008

10.30	Fourth Amendment to Fourth Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 23, 2009

10.31	Amendment No. 1 to Amended and Restated Note Purchase Agreement — 2004 Senior Notes	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 23, 2009

10.32	Amendment No. 1 to Amended and Restated Note Purchase Agreement — 2006 Senior Notes	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 23, 2009

10.33	Consent to Release the Collateral Agent’s Security Interest in All Assets of Certain Subsidiaries in Connection with a Sale	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 23, 2009

10.34	Spartech Corporation Deferred Compensation Plan, as amended	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

Exhibit
Number	Description	Location
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

24.2	Power of Attorney	Filed herewith

24.3	Power of Attorney	Filed herewith

24.4	Power of Attorney	Filed herewith

24.5	Power of Attorney	Filed herewith

24.6	Power of Attorney	Filed herewith

24.7	Power of Attorney	Filed herewith

24.8	Power of Attorney	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Myles S. Odaniell
Myles S. Odaniell
January 14, 2010	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

January 14, 2010	/s/ Myles S. Odaniell Myles S. Odaniell	President and Chief Executive Officer (Principal Executive Officer)

January 14, 2010	/s/ Randy C. Martin Randy C. Martin	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

January 14, 2010	/s/ Michael G. Marcely Michael G. Marcely	Senior Vice President of Planning and Controller (Principal Accounting Officer)

January 14, 2010	*Ralph B. Andy	Director

January 14, 2010	*Lloyd E. Campbell	Director

January 14, 2010	*Edward J. Dineen	Director

January 14, 2010	*Victoria M. Holt	Director

January 14, 2010	*Walter J. Klein	Director

January 14, 2010	*Pamela F. Lenehan	Director

January 14, 2010	*Jackson W. Robinson	Director

January 14, 2010	*Craig A. Wolfanger	Director

*	Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Form 10-K.

/s/ Rosemary L. Klein
Rosemary L. Klein
Attorney-in-Fact

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED 2009, 2008, AND 2007
(Dollars in thousands)

		ADDITIONS AND
	BALANCE AT	CHARGES TO
	BEGINNING OF	COSTS AND		BALANCE AT
DESCRIPTION	PERIOD	EXPENSES (1)	WRITE-OFFS (2)	END OF PERIOD

October 31, 2009
Allowance for
Doubtful Accounts	$4,550	$4,321	$(6,401)	$2,470
November 1, 2008
Allowance for
Doubtful Accounts	$1,572	$4,763	$(1,785)	$4,550
November 3, 2007
Allowance for
Doubtful Accounts	$1,514	$2,099	$(2,041)	$1,572

(1)	Includes provision for bad debt expense related to discontinued operations of $644, $67 and $74 in 2009, 2008 and 2007, respectively.

(2)	Includes write-offs related to discontinued operations of $129, $124 and $170 in 2009, 2008 and 2007, respectively.

F-1