Form 10-Q
period 2010-01-30
SPARTECH CORP
filed 2010-03-03
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,900,151 shares of Common Stock, $.75 par value per share, outstanding as of March 2, 2010.

SPARTECH CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED JANUARY 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 30, 2010	October 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$18,086	$26,925
Trade receivables, net of allowances of $1,964, and $2,470, respectively	129,277	130,355
Inventories	65,139	62,941
Prepaids and other current assets	18,349	24,916
Assets held for sale	2,002	2,907

Total current assets	232,853	248,044

Property, plant and equipment, net of accumulated depreciation of $311,587 and $304,424, respectively	222,958	229,003
Goodwill	144,070	144,345
Other intangible assets, net of accumulated amortization of $18,679 and $17,733, respectively	27,379	28,404
Other long-term assets	3,587	3,892

Total assets	$630,847	$653,688

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$493	$36,079
Accounts payable	96,905	103,484
Accrued liabilities	26,984	31,122

Total current liabilities	124,382	170,685

Long-term debt, less current maturities	197,226	180,355
Other long-term liabilities:
Deferred taxes	58,908	58,736
Other long-term liabilities	6,393	7,033

Total liabilities	386,909	416,809

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00)
Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75)
Issued: 33,131,846; Outstanding: 30,916,674 and 30,719,277 shares, respectively	24,849	24,849
Contributed capital	203,952	204,183
Retained earnings	65,155	60,411
Treasury stock, at cost, 2,215,172 and 2,412,569 shares, respectively	(53,549)	(54,860)
Accumulated other comprehensive income	3,531	2,296

Total shareholders’ equity	243,938	236,879

Total liabilities and shareholders’ equity	$630,847	$653,688

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended
	January 30,	January 31,
	2010	2009

Net sales	$225,164	$237,301

Costs and expenses:
Cost of sales	198,332	216,246
Selling, general and administrative expenses	18,416	22,051
Amortization of intangibles	966	1,168
Restructuring and exit costs	671	824

	218,385	240,289

Operating earnings (loss)	6,779	(2,988)

Interest, net of interest income of $0, and $37, respectively	3,516	4,335

Earnings (loss) from continuing operations before income taxes	3,263	(7,323)

Income tax benefit	(1,473)	(2,380)

Net earnings (loss) from continuing operations	4,736	(4,943)

Earnings (loss) from discontinued operations, net of tax	8	(149)

Net earnings (loss)	$4,744	$(5,092)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$.16	$(.16)
Earnings (loss) of discontinued operations	—	(.01)

Net earnings (loss)	$.16	$(.17)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$.15	$(.16)
Earnings (loss) of discontinued operations	—	(.01)

Net earnings (loss)	$.15	$(.17)

Dividends declared per share	$—	$.05

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Three Months Ended
	January 30,	January 31,
	2010	2009
Cash flows from operating activities
Net earnings (loss)	$4,744	$(5,092)
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization expense	9,555	11,143
Provision for bad debt expense	(298)	2,492
Deferred taxes	125	(1,832)
Stock-based compensation expense	1,081	725
Gain (loss) on disposition of assets	(895)	4
Other, net	(150)	388
Change in current assets and liabilities	(5,214)	(9,875)

Net cash provided by (used for) operating activities	8,948	(2,047)

Cash flows from investing activities
Capital expenditures	(3,368)	(2,895)
Proceeds from disposition of assets	2,876	—

Net cash used for investing activities	(492)	(2,895)

Cash flows from financing activities
Borrowings on bank credit facility, net	—	6,360
Payments on notes and bank term loan	(17,185)	—
(Payments) / borrowings on bonds and leases, net	(131)	155
Cash dividends on common stock	—	(1,529)

Net cash (used for) provided by financing activities	(17,316)	4,986

Effect of exchange rate changes on cash and cash equivalents	21	(3)

Increase (decrease) in cash and cash equivalents	(8,839)	41
Cash and cash equivalents at beginning of year	26,925	2,118

Cash and cash equivalents at end of period	$18,086	$2,159

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and Dollars in thousands, except per share amounts)
1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (“Spartech” or “the Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s October 31, 2009 Annual Report on Form 10-K.
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations. Accordingly, for all periods presented herein, the consolidated condensed statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
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
2) Discontinued Operations
     A summary of the net sales and the net earnings (loss) from discontinued operations is as follows:

	Three Months Ended
	January 30,	January 31,
	2010	2009
Net sales	$—	$11,849

Earnings of discontinued operations before income taxes	12	8
Income tax expense	4	157

Earnings (loss) of discontinued operations, net of tax	$8	$(149)

3) Inventories
     Inventories are valued at the lower of cost or market. Inventories at January 30, 2010 and October 31, 2009 are comprised of the following components:

	January 30,	October 31,
	2010	2009
Raw materials	$35,207	$34,288
Production supplies	6,962	7,055
Finished goods	22,970	21,598

Total inventories	$65,139	$62,941

4) Restructuring and Exit Costs
     Restructuring and exit costs were recorded in the consolidated condensed statements of operations for the three months ended January 30, 2010 and January 31, 2009 as follows:

	Three Months Ended
	January 30,	January 31,
	2010	2009
Restructuring and exit costs:
Custom Sheet and Rollstock	$84	$182
Packaging Technologies	(729)	336
Color and Specialty Compounds	1,316	289
Corporate	—	17

Total Restructuring and exit costs	671	824
Income tax benefit	(249)	(303)

Impact on net earnings from continuing operations	$422	$521

     In 2008, the Company announced a restructuring plan to address declines in end-market demand by reducing costs and building a low cost-to-serve model. The plan included the consolidation of production facilities, shutdown of underperforming and noncore operations and reductions in the number of manufacturing and administrative jobs. During the first quarter of 2010, the Company sold a closed facility previously included in its Packaging Technologies segment and recorded a $712 gain on this sale.
     The following table summarizes the cumulative restructuring and exit costs incurred to-date under the 2008 restructuring plan:

		Three Months
	Cumulative	Ended	Cumulative
	through 2009	January 30, 2010	To-Date
Employee severance	$3,977	$571	$4,548
Facility consolidation and shut-down costs	1,925	715	2,640
Accelerated depreciation, net	1,084	(615)	469

Total	$6,986	$671	$7,657

     Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shut-downs as well as other job reductions. Facility consolidations and shut-down costs primarily include equipment shut-down, moving and installation expenses and lease terminations. Accelerated depreciation, net represents the impact from reduced lives on property, plant and equipment, net of gains or losses on the ultimate sales of the assets. The Company expects to incur approximately $1,200 of additional restructuring expenses on continuing operations for initiatives announced through January 30, 2010 which will primarily consist of cash employee severance and facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the end of the second quarter 2010.
     The Company’s total restructuring liability, representing severance and moving costs, was $1,675 at January 30, 2010 and $1,772 at October 31, 2009. Cash payments for restructuring activities of continuing operations were $1,383 in the first quarter of 2010.

5) Long-Term Debt
     Long-term debt consisted of the following at January 30, 2010 and October 31, 2009:

	January 30,	October 31,
	2010	2009
2006 Senior Notes	$41,819	$45,684
2004 Senior Notes	125,452	137,054
Bank credit facilities	—	—
Euro Bank term loan	17,454	20,292
Other	12,994	13,404

	197,719	216,434
Less current maturities	493	36,079

	$197,226	$180,355

     The Company’s debt agreements require it to offer early principal payments to Senior Note and Euro Bank term loan holders based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts as defined in the agreements such as proceeds from the sale of businesses. In the first quarter of 2010, the Company paid $17,208 associated with extraordinary receipts on the sale of businesses that occurred in 2009. Subsequent to the end of the first quarter, the Company paid $15,308 associated with the 2009 excess cash flow. In addition, the Company’s Euro Bank term loan matured in February 2010 and the Company paid 12,524 Euros ($17,097 U.S.). The Company borrowed from its revolving credit facility to fund the excess cash flow and Euro Bank term loan required payments. As a result of these payments, the Company had $104,460 of total capacity on its revolving credit facility which is net of $12,920 used for standby letters of credit. At January 30, 2010, the Company’s availability on its revolving credit facility was $108,535 under its most restrictive covenant, the Leverage Ratio. Effective January 30, 2010, the Company’s maximum Leverage Ratio allowed by its debt agreements decreased to 3.50 and the minimum Fixed Charge Coverage Ratio increased to 1.75 which compared to the Company’s actual Leverage Ratio of 2.28 and Fixed Charge Coverage Ratio of 4.09. The Company’s credit facility matures in June 2011. The Company’s credit facility borrowings are classified as long term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
6) Income Taxes
     In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity which resulted in $2,770 of income tax benefit. The difference between the Company’s statutory rate and effective rate in the first quarter of 2010 was largely caused by this benefit. The Company’s higher effective tax rate versus its statutory rate in the first quarter of 2009 was attributable to the negative impact of recording a valuation allowance on losses generated from its Donchery, France operations.
7) Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s debt as follows:

	January 30, 2010		October 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt (including bank credit facilities)	$197,719	$193,133	$216,434	$205,776
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
     Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a nonrecurring basis, were required prospectively beginning November 1, 2009. During the three months ended

January 30, 2010, there were no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
8) Commitments and Contingencies
     In September 2003, the New Jersey Department of Environmental Protection issued a directive and the United States Environmental Protection Agency (“USEPA”) initiated an investigation related to over 70 companies, including a Spartech subsidiary, regarding the Lower Passaic River. The subsidiary subsequently agreed to participate in a group of over 40 companies in funding an environmental study by the USEPA to determine the extent and source of contamination at this site. In 2005, the New Jersey Department of Environmental Protection initiated civil litigation in the Superior Court of New Jersey, Law Division — Essex County against Occidental Chemical Corporation and affiliated entities, including Tierra Solutions, Inc. (“Tierra”), regarding environmental degradation of the Lower Passaic River and other areas. In 2009, Tierra filed a third party complaint against other companies doing business in the Lower Passaic River area, including a former owner of the Company’s Kearny, New Jersey facility. The Company assumed certain environmental liability of such former owner when it acquired the facility. The litigation is in the early stages with respect to the third party defendants. As of January 31, 2010 and October 31, 2009, the Company had approximately $865 accrued related to its share of the funding and related legal expenses. Due to uncertainties inherent in this matter, management is unable to estimate the Company’s potential exposure, including possible remediation or other environmental responsibilities that may result from this matter, which is not expected to occur for a number of years. These uncertainties primarily include the completion and outcome of the environmental study, the percentage of contamination attributable to the subsidiary and other parties and the outcome of the litigation. It is possible that the ultimate liability resulting from this issue could materially differ from the current accrual balance. In the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations could be material to any specific period. However, the Company’s opinion is that future expenditures for compliance with these laws and regulations, as they relate to the Lower Passaic River will not have a material effect on the Company’s capital expenditures, financial position, or competitive position.
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
9) Net Earnings (Loss) Per Share
     Effective November 1, 2009, the Company retrospectively adopted a Financial Accounting Standards Board (“FASB”) standard that requires unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share as described FASB issued guidance in the Accounting Standards Codification 260 (Earnings per Share). The adoption of this standard did not have an impact on the weighted average number of basic shares or net earnings per share for the three months ended January 31, 2009.
     Basic earnings per share excludes any dilution and is computed by dividing net earnings by the weighted average number of common and participating shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Outstanding Stock Appreciation Rights (“SARs”) and stock options that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands): for the first three months of 2010: 948 SARs, and 955 stock options; and for the first three months of 2009: 959 SARs, and 1,276 stock options.
     The reconciliation of the net earnings and weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for the three months ended January 30, 2010 and January 31, 2009 is as follows (shares in thousands):

	Three Months Ended
	January 30,	January 31,
	2010	2009
Basic and diluted net earnings:
Net earnings (loss) from continuing operations	$4,736	$(4,943)
Earnings (loss) of discontinued operations	8	(149)

Net earnings (loss)	$4,744	$(5,092)

Weighted average shares outstanding:
Basic weighted average common and participating shares outstanding	30,544	30,306
Add: Dilutive shares from equity instruments	175	—

Diluted weighted average shares outstanding	30,719	30,306

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$.16	$(.16)
Earnings (loss) of discontinued operations	—	(.01)

Net earnings (loss)	$.16	$(.17)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$.15	$(.16)
Earnings (loss) of discontinued operations	—	(.01)

Net earnings (loss)	$.15	$(.17)

10) Segment Information
     Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company uses operating earnings (loss) from continuing operations, excluding the impact of foreign exchange, to evaluate business segment performance. Accordingly, discontinued operations have been excluded from the segment results below. Corporate operating losses include corporate office expenses, shared services costs, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments.
     The following presents the Company’s net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three months ended January 30, 2010 and January 31, 2009:

	Three Months Ended
	January 30,	January 31,
	2010	2009
Net sales (a):
Custom Sheet and Rollstock	$116,130	$114,595
Packaging Technologies	48,623	55,029
Color and Specialty Compounds	60,411	67,677

Net sales	$225,164	$237,301

Operating earnings (loss) from continuing operations:
Custom Sheet and Rollstock	$7,287	$838
Packaging Technologies	6,706	6,178
Color and Specialty Compounds	1,200	(565)
Corporate expenses	(8,414)	(9,439)

Operating earnings (loss)	$6,779	$(2,988)

Notes to table:

(a)	Excludes intersegment sales of $10,144 and $8,563 in the first three months of 2010 and 2009, respectively, primarily from the Color and Specialty Compounds segment.
11) Comprehensive Income (Loss)
     Comprehensive income (loss) is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings (loss) to comprehensive income (loss) for the three months ended January 30, 2010 and January 31, 2009 is as follows ended:

	Three Months Ended
	January 30,	January 31,
	2010	2009
Net earnings (loss)	$4,744	$(5,092)
Foreign currency translation adjustments	1,235	(563)

Total comprehensive income (loss)	$5,979	$(5,655)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Highlights
     We continued to operate in a weak end-market demand environment in our first quarter of 2010. However, we saw some demand recovery of our compounds sold to the automotive sector of our transportation market and experienced sheet volume increases to the appliance market and for sheet used in general industrial applications. These improvements were mitigated by lower demand in the commercial construction and aerospace sectors and led to an underlying sales volume increase of 3% in the first quarter of 2010 over the first quarter of the prior year. Despite the modest increase in sales volume, our earnings improved significantly from the benefits of our structural cost reduction and production efficiency initiatives. Consolidated operating earnings were $6.8 million in the first quarter of 2010 compared to an operating loss of $3.0 million in the first quarter of 2009. In addition, we had solid cash flows in our seasonally-low first quarter and paid down $17.3 million of debt, of which half was funded by operations and the other half from a decrease in cash.
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within Item 2 are presented on a continuing basis, unless otherwise noted. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
     Our fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. In addition, periods presented are fiscal periods unless noted otherwise.
Outlook
     Sales volumes in most of our end markets have stabilized, with some recovery in our automotive business and a lagging decline in commercial construction and aerospace sectors which were late entrants into the economic downturn. We expect to see these market trends continue for the year with modestly favorable volume comparisons to the prior year. We anticipate a volatile raw material pricing environment during the balance of the year. We will continue to focus on accelerating new business opportunities, executing continuous improvement initiatives, and maximizing cash flows to better position us for profitable growth and enhanced shareholder returns.
Consolidated Results
     Net sales were $225.2 million in the three month period ended January 30, 2010, representing a 5% decrease over the same period of the prior year. This decrease was caused by:

Underlying volume	3%
Price/Mix	(8)

(5)%

     Our increase in underlying volume reflects higher sales of compounds to the automotive sector of our transportation market from demand recovery and increases in sales of sheet to the appliance market and for sheet used in general industrial applications. These volume increases were mitigated by declines of compounds sold to the commercial construction market and sheet sold to the aerospace market which were impacted by the economic downturn later in the cycle than other markets and therefore, have not yet shown signs of recovery. The price/mix decrease in the first quarter comparison was primarily due to lower raw material costs which were passed through to customers as lower selling prices and also reflected a higher mix of lower-priced product associated with automotive, appliance and general industrial applications. Our raw material prices decreased sharply at the end of our first quarter of 2009, then gradually increased over the last 12 months, and have recently started to increase significantly at the end of our first quarter of 2010.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three months ended January 30, 2010 compared to the same period in 2009. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended
	January 30,	January 31,
	2010	2009
Dollars and Pounds (in millions)
Net sales	$225.2	$237.3
Cost of sales	198.4	216.2

Gross margin	$26.8	$21.1

Pounds Sold	210.6	204.1

Dollars per Pound Sold
Net sales	$1.069	$1.163
Cost of sales	.942	1.060

Gross margin	$.127	$.103

     The decrease in net sales and cost of sales per pound in the first three months of 2010 compared to the same period in the prior year was primarily caused by lower raw material costs which were passed through to customers as lower selling prices and structural cost reduction and production efficiency initiatives. The decrease also reflected a higher mix of lower-priced product. The 2.4 cent per pound increase in gross margin was driven by the benefits of our structural cost reduction and production efficiency initiatives which more than offset an adverse impact of an increase in mix of lower margin products.
     Selling, general and administrative expenses were $18.4 million in the first three months of 2010 compared to $22.1 million in the same period of the prior year. This decrease was primarily due to $2.8 million of lower bad debt expense and the impact of our structural cost reductions.
     Amortization of intangibles was $1.0 million in the first three months of 2010 compared to $1.2 million in the same period of the prior year. The decrease reflects intangibles which were fully amortized by the end of 2009.
     Restructuring and exit costs were $0.7 million in the first quarter of 2010 compared to $0.8 million in the same period of the prior year. The costs for both periods primarily consist of employee severance, facility consolidation and shut-down costs and accelerated depreciation associated with our cost reduction initiatives. Our costs in the first quarter of 2010 are net of gains from sales of assets from previously shut-down operations. We expect to incur approximately $1.2 million of additional restructuring expenses for initiatives announced through January 30, 2010 primarily comprised of employee severance and facility consolidation and shut-down costs.
     Interest expense, net of interest income, was $3.5 million in the first quarter of 2010 compared to $4.3 million in the same period of the prior year. This decrease was primarily driven by the $85.6 million of debt reduction during the last 12 months.
     Our income tax benefit of $1.5 million in the first quarter of 2010 included a $2.8 million benefit from a tax restructuring of our entity in Donchery, France. Excluding this benefit, our effective tax rate would have reflected a more typical 37-39% for the Company.
     We reported net earnings from continuing operations of $4.7 million for the first three months of 2010 compared to a net loss of $4.9 million in the same period of the prior year. The increases reflect the impact of the items previously discussed.

Segment Results
Custom Sheet and Rollstock Segment
     Net sales were $116.1 million in three months ended January 30, 2010 compared to $114.6 million in the same period of the prior year representing a 1% increase. This increase was caused by the following factors:

Underlying volume	13%
Price/Mix	(12)

1%

     The underlying volume increases in this segment occurred in the appliance market and for general industrial applications, partially offset by declines to the aerospace market. The price/mix declines were caused by a higher mix of lower-priced product and decreases in resin costs which were passed on to customers as lower selling prices. This segment’s operating earnings were $7.3 million in the first quarter 2010 compared to $0.8 million in the same period of the prior year. The increase in operating earnings was primarily caused by the benefits of our structural cost reduction, production efficiency initiatives and lower bad debt expense which more than offset a negative impact of increase in mix of lower margin sales.
Packaging Technologies
     Net sales were $48.6 million in the three months ended January 30, 2010 compared to $55.0 million in the same period of the prior year representing a 12% decrease. This decrease was caused by the following factors:

Underlying volume	—%
Price/Mix	(12)

(12)%

     Underlying volume was flat for this segment reflecting stable demand. The impact of price/mix on sales was primarily due to lower average resin costs in the first quarter of this year which were passed through to customers as lower selling prices. This segment’s operating earnings were $6.7 million in the first three months of 2010 compared to $6.2 million in the same period of the prior year. The increase in operating earnings was primarily due to gain on the sale of a previously consolidated facility. Excluding restructuring and exit costs (includes gain on sale), operating earnings were $6.0 million in the first quarter of 2010 versus $6.5 million in the first quarter of the prior year. The decrease primarily reflected lags in indexed pricing with customers, offset somewhat by the benefit of our improvement initiatives.
Color and Specialty Compounds Segment
     Net sales were $60.4 million in the three months ended January 30, 2010 compared to $67.7 million in the same period of the prior year representing an 11% decrease. This decrease was caused by the following factors:

Underlying volume	(6)%
Price/Mix	(5)

(11)%

     The decrease in underlying volume was primarily due to lower sales of compounds to the commercial construction market, partially offset by the impact of demand recovery in the automotive sector of our transportation market. The price/mix decline was caused by an increase in the mix of lower priced sales. This segment’s operating earnings were $1.2 million in the first quarter of 2010 compared to a loss of $0.6 million in the same period of the prior year. Restructuring and exit costs increased $1.0 million to $1.3 million in our first quarter of the current year compared to the same quarter in the prior year. Excluding this impact, operating earnings increased $2.8 million due to the benefits of our structural cost reductions and production efficiencies which more than offset the impact of a larger mix of lower margin sales.

Corporate
     Corporate expenses were $8.4 million in the first three months of 2010 compared to $9.4 million in the same period of the prior year. Corporate expenses decreased in the first three months of 2010 due primarily to our structural cost reductions and lower bad debt expense.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the three months ended January 30, 2010 and January 31, 2009:

	Three Months Ended
	January 30,	January 31,
Cash Flows (in millions)	2010	2009
Net cash provided by (used for) operating activities	$9.0	$(2.0)
Net cash used for investing activities	(0.5)	(3.0)
Net cash provided by (used for) financing activities	(17.3)	5.0

Decrease in cash and cash equivalents	$(8.8)	$—

     Net cash provided by operating activities increased to $9.0 million in the first three months of 2010 compared to the same period in the prior year primarily as a result of the increase in net earnings. Our cash used for investing activities in our first quarter of 2010 was comprised of $3.4 million of capital expenditures partially offset by $2.9 million of proceeds from dispositions of assets associated with previously shut down operations. Our $17.3 million of net cash used for financing activities in our first quarter of this year was from the pay down of debt versus our borrowing in the first quarter of the prior year to pay $1.5 million of dividends and fund operations. The $17.3 million pay down of debt included $8.8 million of reduction in cash. We suspended our cash dividend during the second quarter of 2009.
Financing Arrangements
     As of January 30, 2010, we had $197.7 million of outstanding debt with a weighted average interest rate of 6.0%, of which 87% represented fixed rate instruments with a weighted average interest rate of 6.6%. As of January 30, 2010, we used approximately $8.9 million of cash from unremitted foreign earnings held in Canada to pay down debt and held approximately $11.1 million of cash from Canada. Under Internal Revenue Service regulations, we can use this cash to fund U.S. operations or pay down U.S. debt for up to 60 consecutive days or 180 total days during our fiscal year without incurring residual U.S. income tax. If we were to permanently repatriate this $20.0 million of cash to the U.S. from Canada, we would be required to pay approximately $6.5 million of income tax.
     In accordance with our debt agreements, we are required to offer early principal payments to our Senior Note and Euro Bank term loan holders based on a ratable percentage of our previous fiscal year’s excess cash flow and extraordinary receipts such as proceeds from the sale of businesses. We made early principal payments of $17.2 million in the first quarter of 2010 related to proceeds from sales of our profiles and wheels businesses. Subsequent to our first quarter end, in February 2010 we paid $15.3 million associated with our 2009 excess cash flow. In addition, our Euro Bank term loan matured on February 16, 2010 and accordingly, we paid 12.5 million Euros ($17.1 million U.S. dollars). The first quarter extraordinary receipts payments and subsequent funding of the excess cash flow and Euro Bank term loan were made from our revolver. We are not required to make any other principal payments on our bank credit facility or senior notes in the next 12 months.
     Our bank credit facility and Senior Notes are secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. As of January 30, 2010, availability on our revolving credit facility was $108.5 million under our most restrictive covenant, the Leverage Ratio. Our revolver capacity is permanently reduced by its pro rata share of early principal payments made to our Senior Note and Euro Bank term loan holders, and after the first quarter extraordinary receipts payments and subsequent funding of the excess cash flow in our second quarter of 2010, our total revolver capacity was reduced to $104.5 million which is net of $12.9 million used by standby letters of credit.
     While we were in compliance with our covenants during the first quarter of 2010 and currently expect to be in compliance with our covenants in the next twelve months, our failure to comply with our covenants or other requirements of our financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.
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
Cautionary Statements Concerning Forward-Looking Statements
     Statements in this Form 10-Q that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which could cause actual results to differ from our forward looking statements include, but are not limited to:
(a)	further adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	our inability to achieve the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our planned improvement initiatives;

(e)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(f)	our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(g)	loss of business with a limited number of customers that represent a significant percentage of the Company’s revenues;

(h)	restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(i)	possible asset impairment charges;

(j)	our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, or savings to be achieved in connection with announced production plant restructurings;

(k)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(l)	our inability to develop and launch new products successfully; and

(m)	possible weaknesses in internal controls.
     We assume no responsibility to update our forward-looking statements, except as required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for disclosures about market risk. In addition, refer to Part I — Item 1A “Risk Factors” of our 2009 Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2010 for additional disclosures about market risk.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of January 30, 2010, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Control Over Financial Reporting
     The Company has substantially completed the implementation of its Oracle/Business Process Improvement enterprise resource planning (“ERP”) system. This ERP implementation has resulted in certain changes and enhancements to the Company’s internal control over financial reporting including the ability of the Company to transition to a shared service environment for transaction processing. The internal controls over financial reporting impacted by the ERP implementation and the Company’s transition to a shared service environment were appropriately tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected were evaluated as appropriate and effective. There were no other changes to internal control over financial reporting during the three months ended January 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.	OTHER INFORMATION
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

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

SPARTECH CORPORATION (Registrant)
Date: March 3, 2010	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President Planning and Controller (Principal Accounting Officer)