Form 10-Q
period 2010-05-01
SPARTECH CORP
filed 2010-06-09
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,913,748 shares of Common Stock, $.75 par value per share, outstanding as of June 7, 2010.

Cautionary Statements Concerning Forward-Looking Statements
     Statements in this Form 10-Q that are not purely historical, including statements which express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors which could cause actual results to differ from our forward looking statements include, but are not limited to:
(a)	adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce;

(b)	our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(c)	adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(d)	volatility of prices and availability of supply of energy and of the raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future effects of natural disasters;

(e)	our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(f)	our inability to achieve and sustain the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our improvement initiatives;

(g)	our inability to collect all or a portion of our receivables with large customers or a number of customers;

(h)	loss of business with a limited number of customers that represent a significant percentage of the Company’s revenues;

(i)	restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments, and inability to access capital markets;

(j)	possible asset impairment charges;

(k)	our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, potential loss of business or savings to be achieved in connection with announced production plant restructurings;

(l)	adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(m)	our inability to develop and launch new products successfully; and

(n)	possible weaknesses in internal controls.
We assume no responsibility to update our forward-looking statements, except as required by law.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER AND SIX MONTHS ENDED MAY 1, 2010

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	May 1, 2010	October 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$3,858	$26,925
Trade receivables, net of allowances of $1,683 and $2,470, respectively	147,382	130,355
Inventories, net of inventory reserves of $4,900 and $5,430, respectively	75,743	62,941
Prepaid expenses and other current assets	17,126	24,916
Assets held for sale	4,541	2,907

Total current assets	248,650	248,044

Property, plant, and equipment, net of accumulated depreciation of $315,417 and $304,424, respectively	216,127	229,003
Goodwill	144,070	144,345
Other intangible assets, net of accumulated amortization of $19,565 and $17,733, respectively	26,382	28,404
Other long-term assets	3,388	3,892

Total assets	$638,617	$653,688

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$478	$36,079
Accounts payable	123,407	103,484
Accrued liabilities	23,504	31,122

Total current liabilities	147,389	170,685

Long-term debt, less current maturities	176,076	180,355
Other long-term liabilities:
Deferred taxes	57,307	58,736
Other long-term liabilities	6,339	7,033

Total liabilities	387,111	416,809

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Issued: None
Common stock (authorized: 55,000,000 shares, par value $0.75)	24,849	24,849
Issued: 33,131,846 shares; Outstanding: 30,913,153 and 30,719,277 shares, respectively
Contributed capital	203,930	204,183
Retained earnings	69,608	60,411
Treasury stock, at cost, 2,218,693 and 2,412,569 shares, respectively	(52,849)	(54,860)
Accumulated other comprehensive income	5,968	2,296

Total shareholders’ equity	251,506	236,879

Total liabilities and shareholders’ equity	$638,617	$653,688

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Net sales	$268,524	$216,412	$493,687	$453,713

Costs and expenses
Cost of sales	237,642	185,289	435,974	401,535
Selling, general and administrative expenses	20,452	17,806	38,868	39,857
Amortization of intangibles	963	1,161	1,928	2,329
Restructuring and exit costs	1,596	3,602	2,266	4,426

Total costs and expenses	260,653	207,858	479,036	448,147

Operating earnings	7,871	8,554	14,651	5,566

Interest, net of interest income	3,251	3,797	6,767	8,132

Earnings (loss) from continuing operations before income taxes	4,620	4,757	7,884	(2,566)

Income tax expense (benefit)	80	2,608	(1,393)	228

Net earnings (loss) from continuing operations	4,540	2,149	9,277	(2,794)

(Loss) earnings from discontinued operations, net of tax	(87)	1,615	(80)	1,466

Net earnings (loss)	$4,453	$3,764	$9,197	$(1,328)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.15	$0.07	$0.30	$(0.09)
Earnings (loss) of discontinued operations, net of tax	(0.01)	0.05	0.00	0.05

Net earnings (loss) per share	$0.14	$0.12	$0.30	$(0.04)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.15	$0.07	$0.30	$(0.09)
Earnings (loss) of discontinued operations, net of tax	(0.01)	0.05	(0.01)	0.05

Net earnings (loss) per share	$0.14	$0.12	$0.29	$(0.04)

Dividends declared per share	$—	$—	$—	$0.05

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Six Months Ended
	May 1,	May 2,
	2010	2009
Cash flows from operating activities
Net earnings (loss)	$9,197	$(1,328)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Restructuring and exit costs	152	823
Depreciation and amortization	19,013	22,294
Provision for bad debt expense	25	3,595
Deferred taxes	(1,449)	633
Stock-based compensation expense	1,931	1,275
(Gain)/loss on disposition of assets	(884)	17
Other, net	(254)	296
Change in current assets and liabilities	(8,161)	(8,325)

Net cash provided by operating activities	19,570	19,280

Cash flows from investing activities
Capital expenditures	(7,579)	(5,096)
Proceeds from the disposition of assets	2,876	61

Net cash used by investing activities	(4,703)	(5,035)

Cash flows from financing activities
Borrowings on bank credit facility, net	11,900	8,105
Payments on notes and bank term loan	(49,590)	(18,912)
Payments on bonds and leases, net	(262)	(528)
Cash dividends on common stock	—	(3,057)

Net cash used by financing activities	(37,952)	(14,392)

Effect of exchange rate changes on cash and cash equivalents	18	(21)

Decrease in cash and cash equivalents	(23,067)	(168)

Cash and cash equivalents at beginning of year	26,925	2,118

Cash and cash equivalents at end of period	$3,858	$1,950

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited and Dollars in thousands, except per share amounts)
1) Basis of Presentation
     The consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates (“Spartech” or the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s October 31, 2009 Annual Report on Form 10-K.
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations. Accordingly, for all periods presented herein, the consolidated condensed statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products segment and due to these dispositions, the Company no longer has this reporting segment.
     During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments in the second quarter and historical segment results have been reclassified to conform to these changes. The results of the Company’s reportable segments are included in Note 12, Segment Information.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Operating results for any quarter are historically seasonal in nature and are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal year ends on the Saturday closest to October 31 and fiscal years presented in this report contain 52 weeks. Years presented are fiscal years unless noted otherwise.
2) Newly Adopted Accounting Standards
     In June 2008, the FASB issued an accounting standard which addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share (“EPS”) under the “two-class method.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the standard, the Company’s unvested restricted stock awards are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested restricted stock awards. The standard became effective for the Company on November 1, 2009 when the two-class method of computing basic and diluted EPS was applied for all periods presented. See Note 11, Net Earnings (Loss) Per Share for additional information.

3) Discontinued Operations
     A summary of the net sales and the net earnings (loss) from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Net Sales	$6	$17,922	$6	$29,771

(Loss) earnings of discontinued operations before income taxes	(89)	2,657	(78)	2,665
Income tax expense (benefit)	2	(1,042)	(2)	(1,199)

(Loss) earnings of discontinued operations, net of tax	$(87)	$1,615	$(80)	$1,466

4) Inventories, net
     Inventories are valued at the lower of cost or market. Inventories at May 1, 2010 and October 31, 2009 are comprised of the following components:

	May 1,	October 31,
	2010	2009
Raw materials	$43,394	$34,288
Production supplies	6,991	7,055
Finished goods	25,358	21,598

Total inventories, net	$75,743	$62,941

5) Goodwill
     As discussed in Note 1, Basis of Presentation the Company reorganized its reportable segments in the second quarter of 2010. These changes resulted in reclassification of goodwill from the Color and Specialty Compounds segment to the Custom Sheet and Rollstock segment and reclassification of goodwill between the Custom Sheet and Rollstock segment and the Packaging Technologies segment.
     Changes in the carrying amount of goodwill for the six month period ended May 1, 2010, by reporting segment, are as follows:

			Color and
	Custom Sheet and	Packaging	Specialty
	Rollstock	Technologies	Compounds	Total
Goodwill balance as of October 31, 2009	$31,307	$94,636	$18,402	$144,345
Discontinuance of business	(275)	—	—	(275)
Segment reorganization	9,423	(2,370)	(7,053)	—

Goodwill balance as of May 1, 2010	$40,455	$92,266	$11,349	$144,070

6) Restructuring and Exit Costs
     In 2008, the Company announced a restructuring plan to address declines in end-market demand and build a low cost-to-serve model. The plan included the consolidation of production facilities, shutdown of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. During the first quarter of 2010, the Company sold a closed facility and recorded a $712 gain on this sale.

     Restructuring and exit costs were recorded in the consolidated condensed statements of operations for the three and six months ended May 1, 2010 and May 2, 2009 are as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Restructuring and exit costs:
Custom Sheet and Rollstock	$771	$1,895	$853	$2,182
Packaging Technologies	10	780	(719)	1,116
Color and Specialty Compounds	787	638	2,104	822
Corporate	28	289	28	306

Total restructuring and exit costs	1,596	3,602	2,266	4,426
Income tax benefit	(598)	(1,245)	(848)	(1,637)

Impact on net earnings from continuing operations	$998	$2,357	$1,418	$2,789

     The following table summarizes the cumulative restructuring and exit costs incurred to-date under the 2008 restructuring plan:

	Cumulative	Six Months
	through	Ended	Cumulative
	2009	May 1, 2010	To-Date
Employee Severance	$3,977	$1,371	$5,348
Facility consolidation and shut-down costs	1,925	1,510	3,435
Accelerated depreciation, net	1,084	(615)	469

Total	$6,986	$2,266	$9,252

     Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shut-downs as well as other job reductions. Facility consolidations and shut-down costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Accelerated depreciation, net represents the impact from reduced lives on property, plant and equipment, net of gains or losses on the ultimate sales of the assets. The Company expects to incur approximately $2,250 of additional restructuring expenses on continuing operations for initiatives announced through May 1, 2010 which will primarily consist of employee severance and facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the end of fiscal 2010.
     The Company’s total restructuring liability, representing severance and relocation costs, was $1,620 at May 1, 2010 and $1,772 at October 31, 2009. Cash payments for restructuring activities of continuing operations were $1,335 and $2,418 for the three and six months ended May 1, 2010.
7) Long-Term Debt
     Long-term debt consisted of the following at May 1, 2010 and October 31, 2009:

	May 1,	October 31,
	2010	2009
2006 Senior Notes	$37,992	$45,684
2004 Senior Notes	113,972	137,054
Bank credit facility	11,900	—
Euro Bank term loan	—	20,292
Other	12,690	13,404

Total debt	176,554	216,434
Less current maturities	478	36,079

Total long-term debt	$176,076	$180,355

     The Company’s debt agreements required it to offer early principal payments to Senior Note and Euro Bank term loan holders based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as proceeds from the sale of businesses, as defined in the agreements. In the first quarter of 2010, the

Company paid $17,208 associated with extraordinary receipts on the sale of businesses that occurred in 2009. During the second quarter, the Company paid $15,308 associated with 2009 excess cash flow. In addition, the Company’s Euro Bank term loan matured in February 2010 and the Company paid 12,543 Euros ($17,123 U.S.). The Company borrowed from its revolving credit facility to fund the required excess cash flow and Euro Bank term loan payments.
     As of May 1, 2010, the Company had $104,459 of total capacity on its revolving credit facility, which is net of $12,920 used for standby letters of credit. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $115,427 of availability on its revolving credit facility as of May 1, 2010. Effective May 1, 2010, the Company’s maximum Leverage Ratio allowed by its debt agreements decreased to 3.50 and the minimum Fixed Charge Coverage Ratio increased to 1.75. The Company’s credit facility borrowings are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
     On June 9, 2010, the Company entered into a new credit facility agreement and terminated the previous credit facility agreement, which was set to mature in June 2011. The new credit facility agreement increases the Company’s borrowing capacity to $150,000 with an optional $50,000 accordion feature, has a term of four years, bears interest at either Prime or LIBOR plus a borrowing margin, maintains the Company’s minimum Leverage Ratio of 3.5 to 1 and the Fixed Charge Coverage Ratio of 2.25 to 1, which declines to 1.4 in 2012 to accomodate our required principal payments, as defined in the agreement and includes other customary debt covenants related to capital expenditures, dividends, stock buy-backs and acquisitions. Consistent with the previous credit facility agreement, the new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. Concurrent with the closing of the new credit facility, the Company paid off its higher interest rate 2006 Senior Notes by borrowing from the facility. The Company expects to record approximately $800 in non-cash write-offs of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010.
8) Income Taxes
     In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity and in the second quarter of 2010, the Company’s Canadian entity used $18,500 to recapitalize our French operations. These transactions resulted in income tax benefits to the Company of $1,631 and $4,401 in the second quarter of 2010 and first half of 2010, respectively. The difference between the Company’s statutory rate and effective rate in these periods was primarily attributable to these transactions. The difference between the Company’s statutory rate and effective rate in the second quarter and first half of 2009 was largely attributable to the negative impact of a valuation allowance on losses from its Donchery, France operations.
     The $18,500 recapitalization made by the Company’s Canadian operations in the Company’s French operations in the second quarter of 2010 was used to repay an intercompany loan due from the Company’s French subsidiary. This transaction resulted in an $18,500 permanent reduction in the Company’s cash held in Canada. As of May 1, 2010, the Company held $1,724 of cash in Canada which is necessary to fund ongoing working capital investments. The Company does not provide for U.S. income and foreign withholding taxes on accumulated earnings of its foreign subsidiaries of $53,650 which are not subject to United States income tax because it is the Company’s intention to reinvest these earnings indefinitely. If the Company changed its intentions and such earnings were remitted to the United States, as of May 1, 2010, the Company would be required to recognize approximately $8,182 to $10,170 of additional income tax expense.
9) Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s debt as follows:

	May 1, 2010		October 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt (including bank credit facilities)	$176,554	$171,377	$216,434	$205,776
     The estimated fair value of the Company’s debt is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for the same or similar issues. The Company’s other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities have net carrying values that approximate their fair values due to the short-term nature of these instruments.
     Disclosures for non-financial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a non-recurring basis, were required prospectively beginning November 1, 2009. During the three and six months ended May 1, 2010, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
10) Commitments and Contingencies
     In September 2003, New Jersey Department of Environmental Protection (“NJDEP”) issued a directive to approximately 30 companies, including Franklin-Burlington Plastics, Inc., a subsidiary of the Company (“Franklin-Burlington”), to undertake an assessment of natural resource damage and perform interim restoration of the Lower Passaic River, a 17-mile stretch of the Passaic River in northern New Jersey. The directive, insofar as it relates to the Company and its subsidiary, pertains to the Company’s plastic resin manufacturing facility in Kearny, New Jersey located adjacent to the Lower Passaic River. The Company acquired the facility in 1986, when it purchased the stock of the facility’s former owner, Franklin Plastics Corp. The Company acquired all of Franklin Plastics Corp.’s environmental liabilities as part of the acquisition.
     Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, the Company and approximately 70 other companies (collectively the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a Remedial Investigation/Feasibility Study (“RIFS”) of the Lower Passaic River. The RIFS is currently estimated to cost $85 million to complete (in addition to USEPA oversight costs) and is currently expected to be completed by late 2012 or early 2013. However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study which evaluated six alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives ranged from $900 million to $2.3 billion. The Cooperating Parties provided comments to the USEPA regarding this draft study and to date the USEPA has not taken further action. Given that the USEPA has not finalized its study and that the RIFS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time.
     In 2009, the Company’s subsidiary and over 300 other companies were named as third-party defendants in a suit brought by the NJDEP in Superior Court of New Jersey, Essex County against Occidental Chemical Corporation and certain related entities (“the Occidental Parties”) with respect to alleged contamination of the Newark Bay Complex, including the Lower Passaic River. The third-party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against the Occidental Parties in the matter.
     As of May 1, 2010, the Company had approximately $914 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company’s ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s capital expenditures, financial position, or competitive position because the Company’s Kearny, New Jersey facility could not have contributed contamination along most of the river’s length and did not store or use the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the May 1, 2010 accrual balance and in the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations could be material to any specific period.

     In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8,600 in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi is pursuing similar preference complaints against approximately 175 additional unrelated third parties. The complaint was originally filed under seal in October 2007 in the United States Bankruptcy Court for the Southern District of New York and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Although the ultimate liabilities resulting from this proceeding could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity.
     The Company is also subject to various other claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these other matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     As of May 1, 2010, the Company held an unsecured $13,500 trade accounts receivable due from one customer which represented 8% of second quarter 2010 sales. This customer’s product, for which the Company is a significant supplier of sheet, represents a majority of its business and is undergoing a design change. This change has resulted in a slow-down in this customer’s business activity and a need for them to obtain additional financing to manage through the near term. The Company has not established an allowance for potential loss on this receivable based on the most recent evaluation. The Company believes it is likely that it will either collect the trade accounts receivable or obtain collateral or a guarantee which protects the realizability of the receivable. However, it is possible that the customer will be unable to obtain financing and that the Company will be unable to collect a portion or all of the receivable. The Company expects this contingency to be resolved in fiscal 2010.
11) Net Earnings (Loss) Per Share
     Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common and participating shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
     Outstanding equity instruments that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Antidilutive Shares
SSARs	1,113	980	1,166	980
Stock options	842	1,216	927	1,216
Unvested restricted stock	117	372	117	372
Performance shares	84	114	84	114

Total antidilutive shares excluded from diluted earnings per share	2,156	2,682	2,294	2,682

     As discussed in Note 2, Newly Adopted Accounting Standards, the Company began using the two-class method to compute basic and diluted EPS for all periods presented.
     The reconciliation of the net earnings (loss) from continuing operations, net earnings (loss) attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for the three and six months ended May 1, 2010 and May 2, 2009 is as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Basic and diluted net earnings:
Net earnings (loss) from continuing operations	$4,540	$2,149	$9,277	$(2,794)
Less: net earnings (loss) allocated to participating securities	(65)	(45)	(137)	16

Net earnings (loss) from continuing operations attributable to common shareholders	4,475	2,104	9,140	(2,778)
(Loss) earnings of discontinued operations, net of tax	(87)	1,615	(80)	1,466

Net earnings (loss) attributable to common shareholders	$4,388	$3,719	$9,060	$(1,312)

Weighted average shares outstanding:
Basic weighted average common and participating shares outstanding	30,556	30,379	30,515	30,355
Add: Dilutive shares from equity instruments (a)	227	—	215	—

Diluted weighted average shares outstanding	30,783	30,379	30,730	30,355

Basic earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	$0.15	$0.07	$0.30	$(0.09)
Earnings of discontinued operations, net of tax	(0.01)	0.05	0.00	0.05

Net earnings (loss) per share	$0.14	$0.12	$0.30	$(0.04)

Diluted earnings (loss) per share attributable to common shareholders:
Earnings (loss) from continuing operations	$0.15	$0.07	$0.30	$(0.09)
Earnings (loss) of discontinued operations, net of tax	$(0.01)	0.05	(0.01)	0.05

Net earnings (loss) per share	$0.14	$0.12	$0.29	$(0.04)

(a)	For the three and six month periods ended May 2, 2009, all outstanding equity compensation instruments were excluded from the calculation of diluted earnings per share because they were antidilutive.
12) Segment Information
     Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company uses operating earnings (loss) from continuing operations, excluding the impact of foreign exchange, to evaluate business segment performance. Accordingly, discontinued operations have been excluded from the segment results below, which is consistent with management’s evaluation metrics. Corporate operating losses include corporate office expenses, shared services costs, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments.
     During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized its internal reporting and management responsibilities of certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments in the second quarter and historical segment results have been reclassified to conform to these changes.

     The following presents the Company’s net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three and six months ended May 1, 2010 and May 2, 2009:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Net sales (a)(b):
Custom Sheet and Rollstock	$150,577	$115,712	$275,745	$239,183
Packaging Technologies	54,869	51,980	102,972	105,997
Color and Specialty Compounds	63,078	48,720	114,970	108,533
Corporate	—	—	—	—

Net sales	$268,524	$216,412	$493,687	$453,713

Operating earnings (loss) from continuing operations:
Custom Sheet and Rollstock	$9,815	$5,043	$18,106	$4,829
Packaging Technologies	5,467	9,578	11,472	15,988
Color and Specialty Compounds	2,191	2,347	3,089	2,602
Corporate expenses	(9,602)	(8,414)	(18,016)	(17,853)

Operating earnings from continuing operations	$7,871	$8,554	$14,651	$5,566

(a)	Excludes intersegment sales of $13,388, $12,924, $23,533 and $21,487, respectively.

(b)	Excludes discontinued operations.
13) Comprehensive Income (Loss)
     Comprehensive income (loss) is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings (loss) to comprehensive income (loss) for the three and six months ended May 1, 2010 and May 2, 2009 is as follows:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Net earnings (loss)	$4,453	$3,764	$9,197	$(1,328)
Foreign currency translation adjustments	2,437	820	3,672	257

Total comprehensive income (loss)	$6,890	$4,584	$12,869	$(1,071)

     The Company incurred foreign exchange losses before taxes of $1,943 and $2,529 in the second quarter and first six months of 2010, and $228 and $382 in the second quarter and first six months of 2009. These losses were reported in selling, general and administrative expenses in the results of operations and mostly reflected the Company’s U.S. dollar denominated cash held in its Canadian operations during these periods and a deprecation of the U.S. dollar against the Canadian dollar. In its second quarter of 2010, the Company’s foreign currency exposure to the Canadian dollar in its results of operations was reduced by $18,500 due to the recapitalization by its Canadian operations into its operations in France. This amount was used to repay an intercompany loan due from the Company’s French subsidiary which was created upon funding of the Company’s Euro bank term loan from its revolver in February 2010. As of May 1, 2010, the Company had monetary assets denominated in foreign currency of approximately $5,000 of net Canadian liabilities, $850 of net EURO assets and $500 of net Mexican Peso assets.
14) Subsequent Event
     On June 9, 2010, the Company entered into a new credit facility agreement and terminated the Company’s old credit facility agreement, which was set to mature in June 2011. Concurrent with the closing of the new credit facility, the Company paid off its 2006 Senior Notes by borrowing from the facility. Refer to Note 7, Long-Term Debt for a description of significant terms of the Company’s new credit facility.

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
     The Company’s Color and Specialty Compounds segment sells compound to a previously divested business and prior to 2009 these sales were eliminated as intercompany sales. In 2010, these sales are reported as external sales to this business, resulting in a 2% increase in consolidated sales and a 5% increase in segment sales in the second quarter and first half of 2010 versus the same periods of the prior year.
     Our fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. In addition, periods presented are fiscal periods unless noted otherwise.
Highlights
     In our second quarter of 2010, we saw demand recovery in the automotive sector of our transportation market and in the construction and recreation and leisure markets for our sheet business. This demand recovery coupled with strong volume increases of sheet used in refrigerators and sheet used for material handling applications led to a 12% and 7% increase in underlying sales volume for our second quarter and first half of 2010 over the same periods of the prior year. Despite the sales volume increase, our operating earnings decreased $0.7 million from the second quarter of last year to $7.9 million in the second quarter of 2010. This decrease was caused by higher resin prices that were not fully passed along to customers which resulted in a reduction in margins in this year’s second quarter, foreign currency expense of $1.9 million in this year’s second quarter representing a $1.7 million increase versus our prior year second quarter, and the Company’s prior year change in vacation policy which resulted in a $3.7 million one-time earnings benefit in the second quarter of 2009. These negative impacts on our second quarter operating earnings comparison were partially offset by the volume increase and benefits from our improvement initiatives.
     In our first half of 2010, we paid down $38.0 million of debt of which $23.1 million was from a reduction in cash and we ended our second quarter with $176.6 million of debt. Subsequent to our second quarter end, on June 9, 2010, we entered into a new credit facility agreement and terminated the Company’s old credit facility agreement. Our new four-year credit facility provides us the ability to pay down higher rate debt and provides additional flexibility for investments in improvement initiatives of the Company consistent with our strategy of leading technology and innovation in our markets and building a low cost-to-serve model.
Outlook
     In the first half of 2010 we have started to experience demand recovery in many of our major end markets and have managed through a highly volatile raw material environment. Overall, we anticipate continued positive market recovery through the remainder of 2010. We expect pricing for many of our major resins to continue to be volatile in the near term. For the remainder of the year, we will continue our investments in new products through our new Technology and Innovation Center and in operations to support our low cost-to serve model. We will continue our focus on accelerating new business opportunities, executing continuous improve initiatives and maximizing cash flows to generate profitable growth and enhanced shareholder returns.

Consolidated Results
     Net sales were $268.5 million and $493.7 million in the three and six month periods ended May 1, 2010, representing a 24% increase and a 9% increase, respectively, over the same periods of the prior year. The increases were caused by:

	Three Months	Six Months
	Ended	Ended
Underlying volume	12%	7%
Sales volume to a divested business	2%	2%
Price/Mix	10%	0%

Total	24%	9%

     For both period comparisons the increase in underlying volume occurred across many of our end markets. Significant drivers of the volume increase included sales of compounds and sheet to the automotive sector of our transportation market, sales of sheet used in refrigerators into the appliance market and sales of sheet used for material handling applications. In our second quarter comparison, we also saw increases in sales of sheet sold to the construction and recreation and leisure markets from demand recovery. The increases in the second quarter and first half comparisons were offset somewhat by a decline in compounds sold into the commercial construction sector of our building and construction end market.
     The price/mix increase in the second quarter comparison was mostly caused by increases in selling prices to pass through a portion of sharp increases in resin costs that occurred in the later portion of the first quarter and throughout the second quarter of 2010.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three and six months ended May 1, 2010 compared to the same periods in the prior year. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009
Dollars and Pounds (in millions)
Net sales	$268.5	$216.4	$493.7	$453.7
Cost of sales	237.6	185.3	436.0	401.5

Gross margin	$30.9	$31.1	$57.7	$52.2

Pounds sold	242.1	211.8	452.7	416.0

Dollars per Pound Sold
Net sales	$1.109	$1.022	$1.091	$1.091
Cost of sales	0.982	0.875	0.963	0.965

Gross margin	$0.127	$0.147	$0.128	$0.126

     Gross margin per pound sold declined from 14.7 cents in the second quarter of 2009 to 12.7 cents in the second quarter of 2010 reflecting leverage on the sales volume increase and cost reduction benefits that were more than offset by higher resin prices and the impact of the prior year change in vacation policy. During the quarter, we incurred increases in resin costs that were not fully passed along as higher selling prices in the quarter. Our second quarter and first half comparisons were impacted by the Company’s one-time $2.7 million reduction in conversion costs due to the Company’s change in vacation policy in the second quarter of 2009.

     Selling, general and administrative expenses were $20.5 million and $38.9 million in the second quarter and first six months of 2010 compared to $17.8 million and $39.9 million in the same periods of the prior year. These amounts include foreign currency losses of $1.9 million and $2.5 million in the second quarter and first half of 2010, and $0.2 million and $0.4 million in the second quarter and first half of 2009. The losses in 2010 were mostly caused by a weakening U.S. dollar to the Canadian dollar. In the second quarter of 2010, most of the Company’s exposure to the Canadian dollar was mitigated. Refer to Note 13, Comprehensive Income (Loss) for further discussion of the Company’s foreign currency positions as of the end of the second quarter. In addition, the Company’s comparisons were impacted by the prior year change in vacation policy which resulted in a $1.0 million one-time reduction in selling, general and administrative expenses in the second quarter of 2009. The first half comparison also reflected $3.3 million of lower bad debts expense in 2010 due to improving credit markets. Our bad debts expense was $0.3 million in the second quarter of 2010 and $0.1 million in the first half of 2010.
     Amortization of intangibles was $1.0 million and $1.9 million in the second quarter and first six months of 2010 compared to $1.2 and $2.3 million in the same periods of the prior year. The decreases in both period comparisons reflect intangibles which became fully amortized in 2009.
     Restructuring and exit costs were $1.6 million and $2.3 million in the second quarter and first six months of 2010 compared to $3.6 million and $4.4 million in the same periods of the prior year. For both period comparisons, restructuring and exit costs are mostly comprised of employee severance, facility consolidation and shut-down costs and accelerated depreciation. We expect to incur approximately $2.3 million of additional restructuring expenses for initiatives announced through May 1, 2010, which will be mostly comprised of cash employee severance, facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the end fiscal 2010.
     Interest expense, net of interest income, was $3.3 million and $6.8 million in the second quarter and first six months of 2010 compared to $3.8 million and $8.1 million in the same periods of the prior year. These decreases were primarily driven by the $87.7 million pay down in debt during the last 12 months.
     In the first quarter of 2010, we initiated a tax restructuring of our Donchery, France entity and in the second quarter of 2010, our Canadian entity used $18.5 million to recapitalize our French operations in Donchery, France. These transactions resulted in one-time income tax benefits of $1.6 million and $4.4 million in the second quarter and first half of 2010, respectively. Excluding these tax restructuring benefits, our effective tax rate would have reflected a more typical 37-39% for the Company.
     We reported net earnings of $4.5 million and $9.2 million for the second quarter and first six months of 2010 compared to net earnings of $3.8 million and a net loss of $1.3 million in the same periods of the prior year. These fluctuations reflect the impact of the items previously discussed.
Segment Results
     During the second quarter of 2010, we moved our organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, we reorganized our internal reporting and management responsibilities of certain product lines between our Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments in the second quarter and historical segment results have been reclassified to conform to these changes.
Custom Sheet and Rollstock Segment
     Net sales were $150.6 million and $275.7 million for the three and six months ended May 1, 2010, respectively, compared to $115.7 million and $239.2 million for the three and six months ended May 2, 2009, respectively, representing an increase of 30% and 15% over the same periods of the prior year. These increases were caused by the following factors:

	Three Months	Six Months
	Ended	Ended
Underlying volume	26%	19%
Price/Mix	4%	-4%

Total	30%	15%

     The increase in underlying volume for both period comparisons includes growth in sales of refrigeration sheet into the appliance market and sheet used for material handling applications. In our second quarter comparison, we also saw increases in volume sold to the construction and recreation and leisure markets from increases in demand. Price/mix includes increases in selling prices in the second quarter of 2010 from the pass through of a portion of increases in resin costs. A larger mix of lower priced product mitigated the selling price increases in the second quarter comparison and more than offset the selling price increases in the first half comparison.
     The segment’s operating earnings were $9.8 million and $18.1 million in the second quarter and first six months of 2010 compared to $5.0 million and $4.8 million in the same periods of the prior year. The increase in operating earnings was primarily caused by the increase in sales volume, selling price increases and financial improvement initiatives which more than offset the impact of the higher resin prices in 2010 and the prior year change in vacation policy.
Packaging Technologies
     Net sales were $54.9 million and $103.0 million for the three and six months ended May 1, 2010, respectively, compared to $52.0 million and $106.0 million for the three and six months ended May 2, 2009, respectively, representing an increase of 6% and a decrease of 3% over the same periods of the prior year. These fluctuations were caused by the following factors:

	Three Months	Six Months
	Ended	Ended
Underlying volume	-5%	-3%
Price/Mix	11%	0%

Total	6%	-3%

     For both comparisons underlying volume declined due to the loss of a customer that vertically integrated and a customer’s loss of a product line. Price/mix includes increases in selling prices in the second quarter of 2010 from the pass through of a portion of increases in resin costs.
     The Packaging Technologies segment’s operating earnings were $5.5 million and $11.5 million in the second quarter and first six months of 2010 compared to $9.6 million and $16.0 million in the same periods of the prior year. The decrease in operating earnings was mainly due to the increase in resin costs in the first half of 2010, the impact of the prior year change in vacation policy and the decrease in sales volume.
Color and Specialty Compounds Segment
     Net sales were $63.1 million and $115.0 million for the three and six months ended May 1, 2010, respectively, compared to $48.7 million and $108.5 million for the three and six months ended May 2, 2009, respectively, representing an increase of 29% and 6% over the same periods of the prior year. These increases were caused by the following factors:

	Three Months	Six Months
	Ended	Ended
Underlying volume	5%	-3%
Sales volume to a divested business	5%	5%
Price/Mix	19%	4%

Total	29%	6%

     For both comparisons the increase in underlying volume reflects demand recovery in the automotive sector of the transportation market, which were partially offset by continued weak demand in the building and construction market. Price/mix includes increases in selling prices in the second quarter of 2010 from the pass through of a portion of increases in resin costs.
     The segment’s operating earnings were $2.2 million and $3.1 million for the second quarter and first six months of 2010 compared to $2.4 million and $2.6 million in the same periods of the prior year. The decrease in the second quarter operating earnings comparison was primarily caused by higher restructuring costs associated with production facility consolidations and the prior year change in vacation policy.
Corporate
     Corporate expenses are reported as selling, general and administrative expenses in the consolidated condensed statement of operations and include corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange. Corporate operating expenses were $9.6 million and $18.0 million in the second quarter and first half of 2010, respectively, compared to $8.4 million and $17.9 million in the same periods of the prior year. The increase of expense in the second quarter and first half of 2010 over the prior year same periods was mostly caused by an increase in foreign currency expense. Both period comparisons were impacted by foreign currency expense of $1.9 million and $2.5 million in the second quarter and first half of 2010 which represented a $1.7 million and $2.1 million increase, respectively, over the same periods of the prior year.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the six months ended May 1, 2010 and May 2, 2009:

	Six Months Ended
	May 1,	May 2,
	2010	2009
Cash Flows (in millions)
Net cash provided by operating activities	$19,570	$19,280
Net cash used by investing activities	(4,703)	(5,035)
Net cash used by financing activities	(37,952)	(14,392)
Effect of exchange rate changes on cash and cash equivalents	18	(21)

Decrease in cash and cash equivalents	$(23,067)	$(168)

     Net cash provided by operating activities increased by $0.3 million in the first six months of 2010 compared to the same period in the prior year from the increase in net earnings.
     Net cash used for investing activities in the first six months of 2010 was comprised of $7.6 million of capital expenditures partially offset by $2.9 million of proceeds from dispositions of assets associated with previously shut down operations. We expect to spend approximately $27.0 million on capital expenditures in 2010.
     Net cash used for financing activities in the first six months of 2010 of $38.0 million reflects payments on the Senior Notes and funding of the Euro Bank term loan which matured in February 2010. Of the $38.0 million in net payments, $23.1 million was funded by a decrease in cash and equivalents which was mostly comprised of $18.5 million of cash previously held in our Canadian operations. In our second quarter of 2010, our Canadian operations invested this cash in our French operations which was then used to repay an intercompany loan due to the U.S. which resulted from the February 2010 funding of the Euro Bank term loan from our revolver.

Financing Arrangements
     As of May 1, 2010, we had $176.6 million of outstanding debt with a weighted average interest rate of 6.0%, of which 89% represented fixed rate instruments with a weighted average interest rate of 6.6%. The Company’s debt agreements in effect at October 31, 2009 required it to offer early principal payments to Senior Note and Euro Bank term loan holders based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as proceeds from the sale of businesses, as defined in the agreements. In the first quarter of 2010, the Company paid $17.2 million associated with extraordinary receipts on the sale of businesses that occurred in 2009. During the second quarter, the Company paid $15.3 million associated with the 2009 excess cash flow. In addition, the Company’s Euro Bank term loan matured in February 2010 and the Company paid 12.5 million Euros ($17.1 million U.S.). The Company borrowed from its revolving credit facility to fund the required excess cash flow and Euro Bank term loan payments. We are not required to make any other principal payments on our bank credit facility or senior notes in the next 12 months.
     Our bank credit facility and Senior Notes are secured with collateral, which includes our accounts receivable, inventory, machinery and equipment, and intangible assets. As of May 1, 2010, availability on our revolving credit facility was $115.4 million under our most restrictive covenant, the Leverage Ratio and our total revolver capacity was $104.5 million which was net of $12.9 million used for standby letters of credit.
     On June 9, 2010, the Company entered into a new credit facility agreement and terminated the previous credit facility agreement, which was set to mature in June 2011. The new credit facility agreement increases the Company’s borrowing capacity to $150,000 with an optional $50,000 accordion feature, has a term of four years, bears interest at either Prime or LIBOR plus a borrowing margin, maintains the Company’s minimum Leverage Ratio of 3.5 to 1 and the Fixed Charge Coverage Ratio of 2.25 to 1, which declines to 1.4 in 2012 to accomodate our required principal payments, as defined in the agreement and includes other customary debt covenants related to capital expenditures, dividends, stock buy-backs and acquisitions. Consistent with the previous credit facility agreement, the new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. Concurrent with the closing of the new credit facility, the Company paid off its higher interest rate 2006 Senior Notes by borrowing from the facility. The Company expects to record approximately $800 in non-cash write-offs of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010.
     The Company was in compliance with all debt covenants as of May 1, 2010 and expects to remain in compliance with all debt covenants for the next twelve months. Failure to comply with debt covenants or other requirements of the Company’s financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on our business, financial condition and results of operations.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has been no material changes in our exposure to market risk during the six months ended May 1, 2010. For a discussion of our exposure to market risk, refer to Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our October 31, 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2010.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of May 1, 2010, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Control Over Financial Reporting
     The Company is in process of transitioning much of its general ledger processing, cash applications and credit management into a shared services model from a previous decentralized organizational structure. This shared services transition has resulted in changes and enhancements that have materially affected the Company’s internal control over financial reporting. The internal controls over financial reporting impacted by the shared services transition were appropriately tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected by the shared services transition were evaluated as appropriate and effective during the current period. With the exception of the aforementioned shared services transition and associated changes to internal control over financial reporting, there were no other changes to internal control over financial reporting during the quarter ended May 1, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi is pursuing similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom — Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Although the ultimate liabilities resulting from this proceeding could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity.
Item 1A. RISK FACTORS
     As of May 1, 2010, we held an unsecured $13.5 million trade accounts receivable due from one customer which represented 8% of second quarter 2010 sales. This customer’s product, for which we are a significant supplier of sheet, represents a majority of its business and is undergoing a design change. This change has resulted in a slow-down in this customer’s business activity and a need for them to obtain additional financing to manage through the near term. We have not established an allowance for potential loss on this receivable based on our most recent evaluation. We believe it is likely we will either collect our trade accounts receivable or obtain collateral or a guarantee which protects the realizability of our receivable. However, it is possible that our customer will be unable to obtain financing and that we could be unable to collect a portion or all of our receivable. We expect this contingency to be resolved in fiscal 2010.
     There have been no other material changes to our risk factors during the six months ended May 1, 2010. In addition, refer to Part I — Item 1A “Risk Factors” of our October 31, 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2010.
Item 5. OTHER INFORMATION
     The Company held its annual meeting of shareholders on March 11, 2010. The shareholders considered two proposals, each of which is described in more detail in the Company’s definitive proxy statement filed January 19, 2010. The results of the votes were as follows:
Proposal 1. To elect six directors of the Company for one-year terms and until their successors have been elected and qualified.

				BROKER
NAME	FOR	AGAINST	ABSTAIN	NON-VOTES
Edward J. Dineen	25,610,734	1,012,788	17,376	1,322,322

Victoria M. Holt	25,625,540	1,007,984	7,374	1,322,322

Walter J. Klein	26,388,580	244,665	7,653	1,322,322

Pamela F. Lenehan	26,328,995	305,721	6,182	1,322,322

Myles S. Odaniell	26,226,488	408,264	6,146	1,322,322

Craig A. Wolfanger	26,328,287	306,224	6,387	1,322,322

All director nominees were duly elected, having received a majority of the votes cast at the meeting, which means that the number of votes cast “for” each director exceeded the number of votes cast “against” that director, and excluding abstentions and broker non-votes.
Proposal 2. Ratification of the selection of Ernst & Young, LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

FOR	AGAINST	ABSTAIN
27,110,268	845,151	7,801
Proposal 2 was ratified, having received the affirmative vote of a majority of the stock having voting power present in person or by proxy and entitled to vote at the meeting
Item 6. EXHIBITS
Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

10.1	Amended and Restated Credit Agreement Dated as of June 9, 2010

10.2	Second Amendment to Amended and Restated Note Purchase Agreement Dated as of June 9, 2010

10.3	Amended and Restated Intercreditor and Collateral Agency Agreement Dated as of June 9, 2010 by and Among PNC Bank, National Association, as Collateral and Administrative Agent, the Lenders and Noteholders

10.4	Amended and Restated Security Agreement Dated as of June 9, 2010 by and Among PNC Bank, National Association, as Collateral Agent for the Secured Parties

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date: June 9, 2010	By:	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President Planning and Controller (Principal Accounting Officer)