Form 10-Q
period 2010-07-31
SPARTECH CORP
filed 2010-09-08
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,858,678 shares of Common Stock, $.75 par value per share, outstanding as of September 7, 2010.

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
We assume no responsibility to update our forward-looking statements.

SPARTECH CORPORATION
FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED JULY 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except share data)

	(Unaudited)
	July 31,	October 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$1,766	$26,925
Trade receivables, net of allowances of $9,961 and $2,470, respectively	143,712	130,355
Inventories, net of inventory reserves of $5,728 and $5,430, respectively	83,927	62,941
Prepaid expenses and other current assets	18,381	24,916
Assets held for sale	3,951	2,907

Total current assets	251,737	248,044

Property, plant, and equipment, net of accumulated depreciation of $322,287 and $304,424, respectively	211,825	229,003
Goodwill	144,070	144,345
Other intangible assets, net of accumulated amortization of $20,524 and $17,720, respectively	25,402	28,404
Other long-term assets	4,100	3,892

Total assets	$637,134	$653,688

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$477	$36,079
Accounts payable	137,434	103,484
Accrued liabilities	23,364	31,122

Total current liabilities	161,275	170,685

Long-term debt, less current maturities	165,054	180,355
Other long-term liabilities:
Deferred taxes	57,125	58,736
Other long-term liabilities	5,626	7,033

Total liabilities	389,080	416,809

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; Outstanding: 30,855,240 and 30,719,277 shares, respectively	24,849	24,849
Contributed capital	204,778	204,183
Retained earnings	65,738	60,411
Treasury stock, at cost, 2,276,606 and 2,412,569 shares, respectively	(52,730)	(54,860)
Accumulated other comprehensive income	5,419	2,296

Total shareholders’ equity	248,054	236,879

Total liabilities and shareholders’ equity	$637,134	$653,688

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net sales	$269,635	$230,506	$763,322	$684,219

Costs and expenses
Cost of sales	241,706	198,313	677,680	599,847
Selling, general and administrative expenses	26,725	18,923	65,593	58,781
Amortization of intangibles	961	1,097	2,889	3,427
Restructuring and exit costs	2,902	872	5,168	5,297

Total costs and expenses	272,294	219,205	751,330	667,352

Operating (loss) earnings	(2,659)	11,301	11,992	16,867

Interest, net of interest income	2,799	3,597	9,566	11,728
Debt extinguishment costs	729	—	729	—

(Loss) earnings from continuing operations before income taxes	(6,187)	7,704	1,697	5,139

Income tax (benefit) expense	(2,361)	3,794	(3,754)	4,023

Net (loss) earnings from continuing operations	(3,826)	3,910	5,451	1,116

Loss from discontinued operations, net of tax	(43)	(2,418)	(123)	(951)

Net (loss) earnings	$(3,869)	$1,492	$5,328	$165

Basic earnings (loss) per share:
(Loss) earnings from continuing operations	$(0.12)	$0.13	$0.18	$0.04
Loss from discontinued operations, net of tax	—	(0.08)	(0.01)	(0.03)

Net (loss) earnings per share	$(0.12)	$0.05	$0.17	$0.01

Diluted earnings (loss) per share:
(Loss) earnings from continuing operations	$(0.12)	$0.13	$0.18	$0.04
Loss from discontinued operations, net of tax	—	(0.08)	(0.01)	(0.03)

Net (loss) earnings per share	$(0.12)	$0.05	$0.17	$0.01

Dividends declared per share	$—	$—	$—	$0.05

See accompanying notes to consolidated condensed financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

	Nine Months Ended
	July 31,	August 1,
	2010	2009
Cash flows from operating activities
Net earnings	$5,328	$165

Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and exit costs	1,979	2,677
Depreciation and amortization	27,934	33,025
Provision for bad debt expense	7,893	4,064
Deferred taxes	(1,594)	962
Stock-based compensation expense	2,905	2,350
Gain on disposition of assets	(905)	(102)
Other, net	(270)	605
Change in current assets and liabilities	(8,131)	2,387

Net cash provided by operating activities	35,139	46,133

Cash flows from investing activities
Capital expenditures	(13,013)	(6,722)
Proceeds from the disposition of assets	2,884	102

Net cash used by investing activities	(10,129)	(6,620)

Cash flows from financing activities
Borrowing/(payments) on bank credit facility, net	39,100	(18,000)
Payments on notes and bank term loan	(87,582)	(18,936)
Payments on bonds and leases, net	(393)	(887)
Employee stock option exercises	(180)	—
Debt issuance costs	(1,174)	(191)
Cash dividends on common stock	—	(3,057)

Net cash used by financing activities	(50,229)	(41,071)

Effect of exchange rate changes on cash and cash equivalents	60	(123)

Decrease in cash and cash equivalents	(25,159)	(1,681)

Cash and cash equivalents at beginning of year	26,925	2,118

Cash and cash equivalents at end of period	$1,766	$437

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
     In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market, and one compounding and one sheet business which previously serviced single customers. These businesses are classified as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations. Accordingly, for all periods presented herein, the consolidated condensed statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products segment and due to these dispositions the Company no longer has this reporting segment.
     During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments beginning in the second quarter and historical segment results have been reclassified to conform to these changes. The results of the Company’s reportable segments are included in Note 12, Segment Information.
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
2) Newly Adopted Accounting Standards
     In June 2008, the FASB issued an accounting standard which addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share (“EPS”) under the “two-class method.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the standard, the Company’s unvested restricted stock awards are considered participating securities because they entitle holders to receive non-forfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested restricted stock awards. The standard became effective for the Company on November 1, 2009 when the two-class method of computing basic and diluted EPS was applied for all periods presented. See Note 11, Net Earnings Per Share, for additional information.
3) Discontinued Operations

     A summary of the net sales and the net loss from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net Sales	$2	$11,580	$8	$41,350

Loss from discontinued operations before income taxes	(117)	(3,575)	(195)	(909)
Income tax (benefit) expense	(74)	(1,157)	(72)	42

Loss from discontinued operations, net of tax	$(43)	$(2,418)	$(123)	$(951)

4) Inventories, net
     Inventories are valued at the lower of cost or market. Inventories at July 31, 2010 and October 31, 2009 are comprised of the following components:

	July 31,	October 31,
	2010	2009
Raw materials	$47,110	$34,288
Production supplies	6,945	7,055
Finished goods	29,872	21,598

Total inventories, net	$83,927	$62,941

5) Goodwill
     As discussed in Note 1, Basis of Presentation, the Company reorganized its reportable segments in the second quarter of 2010. These changes resulted in reclassification of goodwill from the Color and Specialty Compounds segment to the Custom Sheet and Rollstock segment and reclassification of goodwill between the Custom Sheet and Rollstock segment and the Packaging Technologies segment.
     Changes in the carrying amount of goodwill for the nine month period ended July 31, 2010, by reporting segment, are as follows:

	Custom Sheet and	Packaging	Color and Specialty
	Rollstock	Technologies	Compounds	Total

Goodwill balance as of October 31, 2009	$31,307	$94,636	$18,402	$144,345
Discontinuance of business	(275)	—	—	(275)
Segment reorganization	9,423	(2,370)	(7,053)	—

Goodwill balance as of July 31, 2010	$40,455	$92,266	$11,349	$144,070

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

     Restructuring and exit costs were recorded in the consolidated condensed statements of operations for the three and nine months ended July 31, 2010 and August 1, 2009 as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Restructuring and exit costs:
Custom Sheet and Rollstock	$537	$692	$1,390	$2,873
Packaging Technologies	—	56	(719)	1,172
Color and Specialty Compounds	2,309	124	4,412	946
Corporate	56	—	85	306

Total restructuring and exit costs	2,902	872	5,168	5,297
Income tax benefit	(1,088)	(287)	(1,936)	(1,945)

Impact on net earnings from continuing operations	$1,814	$585	$3,232	$3,352

     The following table summarizes the cumulative restructuring and exit costs incurred to-date under restructuring plan started in 2008:

	Cumulative	Nine Months
	through	Ended	Cumulative
	2009	July 31, 2010	To-Date
Employee severance	$3,977	$1,583	$5,560
Facility consolidation and shut-down costs	1,925	2,373	4,298
Fixed asset valuation adjustments, net	1,084	1,212	2,296

Total	$6,986	$5,168	$12,154

     Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shut-downs as well as other job reductions. Facility consolidations and shut-down costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Fixed asset valuation adjustment, net represents the impact from accelerated depreciation for reduced lives on property, plant and equipment and adjustments to the carrying value of assets held-for-sale to fair value, net of gains or losses on the ultimate sales of the assets.
     During the third quarter of 2010, the Company decided to sell certain fixed assets of the business and changed its fair value estimates of fixed assets that were previously held-for-sale. The fair value analyses, which were based on prevailing market prices for similar assets, resulted in a determination that the carrying amounts may not be recoverable. Accordingly in the third quarter, non-cash fixed asset impairment expenses of $1,436 and $391 were recorded in the Color and Specialty Compounds and Custom Sheet and Rollstock segments, respectively. The decisions to sell these fixed assets were part of the Company’s restructuring plan started in 2008 and accordingly, these expenses were included in restructuring and exit costs. As of July 31, 2010, the Company had $3,951 of assets held-for-sale the values of which were estimated at fair value upon sale.
     The Company expects to incur approximately $1,500 of additional restructuring expenses on continuing operations for initiatives announced through July 31, 2010 which will primarily consist of employee severance and facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the end of fiscal 2010.
     The Company’s total restructuring liability, representing severance and relocation costs, was $1,058 at July 31, 2010 and $1,772 at October 31, 2009. Cash payments for restructuring activities of continuing operations were $1,075 and $3,492 for the three and nine months ended July 31, 2010, respectively.

7) Long-Term Debt
Long-term debt consisted of the following at July 31, 2010 and October 31, 2009:

	July 31,	October 31,
	2010	2009

2006 Senior Notes	$—	$45,684
2004 Senior Notes	113,971	137,054
Credit facility	39,100	—
Euro Bank term loan	—	20,292
Other	12,460	13,404

Total debt	165,531	216,434
Less current maturities	477	36,079

Total long-term debt	$165,054	$180,355

     On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity to $150,000 with an optional $50,000 accordion feature, a term of four years, bears interest at either Prime or LIBOR plus a borrowing margin and requires a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amendment from existing note holders, acquisitions are permitted subject to a maximum pro-forma Leverage Ratio of 3.0 to 1 and minimum pro-forma undrawn availability level of $25,000.
     The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. The new credit facility and amendment from existing note holders require the Company’s to offer early principal payments to Senior Note holders based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. The Company’s capacity under the new credit facility is permanently reduced for the new credit facility’s pro rata share of early principal payments.
     Concurrent with the closing of the new credit facility, the Company repaid in full its higher interest rate 6.82% 2006 Senior Notes from borrowings under the new facility. The Company recorded a $729 non-cash write-off of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010. Capitalized fees incurred to establish the new facility in the third quarter of 2010 were $1,174.
     In the first quarter of 2010, the Company paid $17,208 associated with extraordinary receipts from the sale of businesses that occurred in 2009. During the second quarter of 2010, the Company paid $15,308 associated with 2009 excess cash flow. In addition, the Company’s Euro Bank term loan matured in February 2010 and the Company paid 12,543 Euros ($17,123 U.S.).
     At July 31, 2010, the Company had $97,980 of total capacity and $39,100 of outstanding loans under the credit facility at a weighted average interest rate of 3.41%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12,920. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $77,133 of availability on its credit facility as of July 31, 2010. The Company’s credit facility borrowings are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
     While the Company was in compliance with its covenants at July 31, 2010 and currently expects to be in compliance with its covenants during the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company’s results of operations, consolidated financial position or cash flows.
8) Income Taxes
     In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity and in the second quarter of 2010, the Company’s Canadian entity used $18,500 to recapitalize the Company’s French operations. These transactions resulted in income tax benefits to the Company of $2,770 and $1,631 in the first and second quarter of 2010, respectively. The difference between the Company’s U.S. federal statutory rate and the

Company’s effective rate for the nine months ended July 31, 2010 was primarily attributable to these transactions. Items impacting the Company’s third quarter 2010 effective tax rate include the negative impact of state income taxes offset by foreign losses and the domestic manufacturing deduction.
     The difference between the U.S. federal statutory rate and the Company’s effective tax rate in the third quarter and the first nine months of 2009 is largely attributable to the negative impact of recording a valuation allowance on losses related to the Company’s Donchery, France operations, non-deductable items, and adjustments related to finalizing the Company’s 2008 tax returns.
9) Fair Value of Financial Instruments
     The following table presents the carrying amounts and estimated fair values of the Company’s debt as follows:

	July 31, 2010		October 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt (including credit facilities)	$165,531	$170,462	$216,434	$205,776
     The estimated fair value of the Company’s debt is based on estimated borrowing rates to discount cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for the same or similar issues. The Company’s other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities have net carrying values that approximate their fair values due to the short-term nature of these instruments.
     Disclosures for non-financial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a non-recurring basis, were required prospectively beginning November 1, 2009. During the three and nine months ended July 31, 2010, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition, except for those discussed in Note 6, Restructuring and Exit Costs.
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
     Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, the Company and approximately 70 other companies (collectively the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a Remedial Investigation/Feasibility Study (“RIFS”) of the Lower Passaic River. The RIFS is currently estimated to cost $85 million to complete (in addition to USEPA oversight costs) and is currently expected to be completed by late 2012 or early 2013. However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study which evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives ranged from $900 million to $2.3 billion. The Cooperating Parties provided comments to the USEPA regarding this draft study and to date the USEPA has not taken further action. Given that the USEPA has not finalized its study and that the RIFS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time.

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
     As of July 31, 2010, the Company had approximately $680 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company’s ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations, consolidated financial position, or cash flows because the Company’s Kearny, New Jersey facility could not have contributed contamination along most of the river’s length and did not store or use the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the July 31, 2010 accrual balance and in the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations, consolidated financial position or cash flows could be material to any specific period.
     In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8,600 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi is pursuing similar preference complaints against approximately 175 additional unrelated third parties. The complaint was originally filed under seal in October 2007 in the United States Bankruptcy Court for the Southern District of New York and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint, which motion has not yet been filed. Although the ultimate liabilities resulting from this proceeding could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
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
     As of July 31, 2010, the Company held an unsecured trade accounts receivable balance, net of reserve totaling $4,841, due from one customer whose net sales represented 4% of the Company’s consolidated net sales for the third quarter of 2010 and 8% of the Company’s consolidated net sales for the first nine months of 2010. One of this customer’s products, for which the Company is a significant supplier of sheet, experienced substantial growth in 2009 followed by a significant reduction in volume during 2010. As a result of the decline in its business, the customer has been unable to pay the accounts receivable balance due to the Company in accordance with its terms. On September 7, 2010, this customer restructured its financing arrangements with its bank, increasing its liquidity in the near term. The Company also reached an agreement on payment of the aforementioned accounts receivable balance by converting it to a subordinated secured note receivable, which is payable over a seven month period, subject to standstill periods of up to 365 days and other restrictions. While the Company has converted the accounts receivable balance to a note receivable, it is possible that this customer’s orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring. As a result, there can be no assurance that this customer will be able to pay the note receivable balance in accordance with its terms or that the Company will ultimately be able to collect the remaining note receivable balance.

Net Earnings Per Share
     Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings attributable to common shareholders by the weighted average number of common and participating shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
     Outstanding equity instruments that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Antidilutive Shares
SSARs	349	551	349	958
Stock options	705	1,165	705	1,165
Unvested restricted stock	104	192	104	359

Total antidilutive shares excluded from diluted earnings per share	1,158	1,908	1,158	2,482

     As discussed in Note 2, Newly Adopted Accounting Standards, the Company used the two-class method to compute basic and diluted EPS for all periods presented.
     The reconciliation of the net earnings (loss) from continuing operations, net earnings (loss) attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for the three and nine months ended July 31, 2010 and August 1, 2009 is as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Basic and diluted net earnings:
Net (loss) earnings from continuing operations	$(3,826)	$3,910	$5,451	$1,116
Less: net (loss) earnings allocated to participating securities	(50)	17	69	2

Net (loss) earnings from continuing operations attributable to common shareholders	(3,776)	3,893	5,382	1,114
Loss from discontinued operations, net of tax	(43)	(2,418)	(123)	(951)

Net (loss) earnings attributable to common shareholders	$(3,819)	$1,475	$5,259	$163

Weighted average shares outstanding:
Basic weighted average common and participating shares outstanding	30,555	30,398	30,528	30,369
Add: Dilutive shares from equity instruments (a)	154	127	149	—

Diluted weighted average shares outstanding	30,709	30,525	30,677	30,369

Basic earnings (loss) per share attributable to common stockholders:
(Loss) earnings from continuing operations	$(0.12)	$0.13	$0.18	$0.04
Loss from discontinued operations, net of tax	—	(0.08)	(0.01)	(0.03)

Net (loss) earnings per share	$(0.12)	$0.05	$0.17	$0.01

Diluted earnings (loss) per share attributable to common shareholders:
(Loss) earnings from continuing operations	$(0.12)	$0.13	$0.18	$0.04
Loss from discontinued operations, net of tax	—	(0.08)	(0.01)	(0.03)

Net (loss) earnings per share	$(0.12)	$0.05	$0.17	$0.01

(a)	For the nine months ended August 1, 2009, all outstanding equity compensation instruments were excluded from the calculation of diluted earnings per share because they were antidilutive.

12) Segment Information
     Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company uses operating earnings from continuing operations, excluding the impact of foreign exchange, to evaluate business segment performance. Accordingly, discontinued operations have been excluded from the segment results below, which is consistent with management’s evaluation metrics. Corporate operating losses include corporate office expenses, shared services costs, information technology costs, professional fees, and the impact of foreign currency exchange that are not allocated to the reportable segments.
     During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized its internal reporting and management responsibilities of certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments beginning in the second quarter and historical segment results have been reclassified to conform to these changes.
     The following presents the Company’s net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three and nine months ended July 31, 2010 and August 1, 2009:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales (a)(b):
Custom Sheet and Rollstock	$143,480	$133,225	$419,225	$372,407
Packaging Technologies	60,892	51,294	163,864	157,291
Color and Specialty Compounds	65,263	45,987	180,233	154,521

Net sales	$269,635	$230,506	$763,322	$684,219

Operating earnings (loss) from continuing operations:
Custom Sheet and Rollstock	$344	$11,657	$18,451	$16,486
Packaging Technologies	6,701	7,878	18,172	23,866
Color and Specialty Compounds	(1,459)	1,500	1,630	4,102
Corporate expenses	(8,245)	(9,734)	(26,261)	(27,587)

Operating earnings (loss) from continuing operations	$(2,659)	$11,301	$11,992	$16,867

(a)	Excludes intersegment sales of $14,209, $11,723, $37,742 and $33,107, respectively.

(b)	Excludes discontinued operations.
13) Comprehensive Income (Loss)
     Comprehensive income (loss) is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. The reconciliation of net earnings to comprehensive income (loss) for the three and nine months ended July 31, 2010 and August 1, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net earnings	$(3,869)	$1,492	$5,328	$165
Foreign currency translation adjustments	(549)	2,834	3,123	3,091

Total comprehensive (loss) income	$(4,418)	$4,326	$8,451	$3,256

     The Company recorded foreign exchange gains before taxes of $83 and losses of $2,446 in the third quarter and first nine months of 2010, respectively, and losses of $1,323 and $1,705 in the third quarter and first nine months of 2009, respectively. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and mostly reflected the Company’s U.S. dollar denominated cash held in its Canadian operations during these periods and resulting fluctuations of the U.S. dollar against the Canadian dollar.
     In the second quarter of 2010, the Company’s foreign currency exposure to the Canadian dollar in its results of operations was reduced by $18,500 due to the recapitalization by its Canadian operations into its operations in France. This amount was used to repay an intercompany loan due from the Company’s French subsidiary which was created upon funding of the Company’s Euro bank term loan from its revolver in February 2010. As of July 31, 2010, the Company had monetary assets denominated in foreign currency of $7,480 of net Canadian liabilities, $2,055 of net EURO assets and $500 of net Mexican Peso assets.

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
     The Company’s Color and Specialty Compounds segment sells compound to a previously divested business and prior to 2009 these sales were eliminated as intercompany sales. In 2010, these sales are reported as external sales to this business, resulting in a 1% increase in consolidated sales and a 3% increase in segment sales in the third quarter and first nine months of 2010 versus the same periods of the prior year.
     Our fiscal year ends on the Saturday closest to October 31 and fiscal years generally contain 52 weeks. In addition, periods presented are fiscal periods unless noted otherwise.
Results
     In the third quarter of 2010, we experienced improved demand in most of our major end markets but slower than expected recovery of our sales volumes. Despite the 7% increase in sales volumes compared to the prior year and the benefits from our structural cost reduction and other earnings improvement initiatives, our earnings were lower than the prior year. Significant factors impacting the lower earnings were the substantial increase in bad debt expense associated with two major customers, the price and availability of certain raw materials, production inefficiencies, lower sales to one of our largest sheet customers and increases in non-cash impairment charges to facilities and equipment that will no longer be utilized going forward.
     In the third quarter and first nine months of 2010, we paid down $11.0 million and $50.9 million of debt, respectively, ending our third quarter with $165.5 million of debt. During the quarter we entered into a new credit facility agreement and amended our 2004 Senior Notes. We utilized borrowings from the new credit facility to fund our higher interest rate 6.82% 2006 Senior Notes. The new four-year credit facility provides us with the ability to pursue acquisitions and make investments in improvement initiatives of the Company consistent with our strategy of leading technology and innovation in our markets.
Outlook
     Although certain markets have experienced increased volume over prior year levels, we expect the overall market recovery will continue at a slow pace. Pricing for many of our major resins and secondary feed stock materials are expected to continue to be volatile. Given the nature and level of the issues impacting this quarter, the results were clearly not indicative of our underlying earnings potential. We expect to see the benefits of our plant consolidation projects as these initiatives will be completed in our fourth quarter. We have taken specific steps to improve our performance and address short term operating issues by accelerating new business wins, focusing on specific improvement plans at four operating locations, implementing spending controls to reduce costs, and by initiating actions in our procurement function to improve the availability and use of lower-priced feed stocks. In conjunction with our investments in technology and past cost reductions, these actions were taken to address our short term operating issues to improve the near term results and we will continue to execute on our long term improvement initiatives and investments in new products to maximize cash flow and earnings.
Consolidated Results
     Net sales were $269.6 million and $763.3 million in the three and nine month periods ended July 31, 2010, representing a 17% increase and a 12% increase, respectively, over the same periods of the prior year. The increases were caused by:

	Three Months	Nine Months
	Ended	Ended
Underlying volume	7%	8%
Sales volume to a divested business	1%	1%
Price/Mix	9%	3%

Total	17%	12%

     For both period comparisons the increase in underlying volume occurred across most of our end markets. Contributors to the volume increases were sales of compounds and sheet to the automotive sector of our transportation market, sales of sheet used in refrigerators into the appliance market, sales of sheet and packaging to the sign and advertising market and sales of sheet in the recreation and leisure market. In the third quarter we also saw an increase in compound sales to the commercial construction sector of our building and construction end market and to the agricultural products sector. These increases were offset by a decline in sales of sheet for material handling applications due to a considerable slowdown in orders from one of our largest customers.
     The price/mix increase in the third quarter comparison was mostly caused by increases in selling prices to pass through increases in resin and secondary feed stock costs. Major resin prices were over 40% higher on a weighted average than the prior year third quarter.
     The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three and nine months ended July 31, 2010 compared to the same periods in the prior year. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Dollars and Pounds (in millions)
Net sales	$269.6	$230.5	$763.3	$684.2
Cost of sales	241.7	198.3	677.7	599.8

Gross margin	$27.9	$32.2	$85.6	$84.4

Pounds sold	233.8	216.4	686.5	632.3

Dollars per Pound Sold
Net sales	$1.153	$1.065	$1.112	$1.082
Cost of sales	1.034	0.917	0.987	0.949

Gross margin	$0.119	$0.148	$0.125	$0.133

     Gross margin per pound sold declined from 14.8 cents in the third quarter of 2009 to 11.9 cents in the third quarter of 2010 reflecting the impact of production inefficiencies, the price and availability of certain raw materials including secondary feed stocks, increased sales of lower margin products and higher workers compensation and freight costs. Both comparisons were also impacted by the Company’s implementation of mandatory wage reductions during 2009, which were reinstated at the start of fiscal 2010.
     Selling, general and administrative expenses were $26.7 million and $65.6 million in the third quarter and first nine months of 2010 compared to $18.9 million and $58.8 million in the same periods of the prior year. Bad debt expense of $7.9 million for the quarter was $7.6 million higher than the same period in the prior year as we provided a reserve for two large customers. Year-to-date bad debt expense was $4.4 million higher than the same period in the prior year due to the aforementioned specific reserves. Employee compensation costs of $7.9 million and $23.1 million for the quarter and nine months ended July 31, 2010 were $1.0 million and $0.9 million higher than the same periods in the prior year. For the third quarter and first nine months of 2010, the increase is due to the Company’s implementation of mandatory wage reductions during 2009, which were reinstated at the beginning of fiscal 2010. Selling, general and administrative expenses include foreign currency gains of $0.1 million and foreign currency losses of $2.4 million in the third quarter and first nine months of 2010, and foreign currency losses of $1.3 million and $1.7 million in the third quarter and first nine months of 2009. Third quarter 2010 results reflect our mitigation of the Company’s exposure to the Canadian dollar in the second quarter of 2010. For the nine months ended July 31, 2010 the losses were mostly caused by a weakening U.S. dollar to the Canadian dollar. Refer to Note 13, Comprehensive Income (Loss), for further discussion of the Company’s foreign currency positions as of the end of the third quarter.
     Amortization of intangibles was $1.0 million and $2.9 million in the third quarter and first nine months of 2010 compared to $1.1 and $3.4 million in the same periods of the prior year. The decreases in both period comparisons reflect intangibles which became fully amortized in 2009.
     Restructuring and exit costs were $2.9 million and $5.2 million in the third quarter and first nine months of 2010 compared to $0.9 million and $5.3 million in the same periods of the prior year. For both period comparisons, restructuring and exit costs are comprised of employee severance, facility consolidation and shut-down costs and accelerated depreciation. We expect to incur approximately $1.5 million of additional restructuring expenses for initiatives announced through July 31, 2010, which will include employee severance and facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the end fiscal 2010.
     Interest expense, net of interest income, was $2.8 million and $9.6 million in the third quarter and first nine months of 2010 compared to $3.6 million and $11.7 million in the same periods of the prior year. These decreases were primarily driven by the $73.7 million reduction in debt during the last 12 months.
     In the first quarter of 2010, we initiated a tax restructuring of our Donchery, France entity and in the second quarter of 2010, our Canadian entity used $18.5 million to recapitalize our French operations in Donchery, France. These transactions resulted in one-time income tax benefits of $4.4 million in the first nine months of 2010. The difference between the Company’s U.S. federal statutory rate and the Company’s effective rate for the nine months ended July 31, 2010 was primarily attributable to these transactions. Items impacting the Company’s third quarter 2010 effective tax rate include the unfavorable effects of state income taxes offset by foreign losses and the domestic manufacturing deduction.
     We reported a net loss of $3.8 million and net earnings of $5.5 million for the third quarter and first nine months of 2010 compared to net earnings of $3.9 million and $1.1 million in the same periods of the prior year. These fluctuations reflect the impact of the items previously discussed.
Segment Results
     During the second quarter of 2010, we moved our organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, we reorganized our internal reporting and management responsibilities of certain product lines between our Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments beginning in the second quarter. Historical segment results have been reclassified to conform to these changes.
Custom Sheet and Rollstock Segment
     Net sales were $143.5 million and $419.2 million for the three and nine months ended July 31, 2010, respectively, compared to $133.2 million and $372.4 million for the three and nine months ended August 1, 2009, respectively, representing an increase of 8% and 13% over the same periods of the prior year. These increases were caused by the following factors:

	Three Months	Nine Months
	Ended	Ended
Underlying volume	-3%	11%
Price/Mix	11%	2%

Total	8%	13%

     We experienced increases in demand across most of our custom sheet and rollstock end markets. However, overall volumes declined as a result of a slow-down in one customer’s business activity due to volatile demand associated with customer ordering patterns for its new applications. Absent this customer’s decline, the increase in underlying volume for both period comparisons includes growth in sales of refrigeration sheet into the appliance market, sheet used in the automotive markets and sheet used in the commercial construction and recreation and leisure end markets. Price/mix includes increases in selling prices in the third quarter of 2010 from the pass through of increases in resin and secondary feed stock costs.
     The segment’s operating earnings were $0.3 million and $18.5 million in the third quarter and first nine months of 2010 compared to $11.7 million and $16.5 million in the same periods of the prior year. The decrease in operating earnings during the third quarter was primarily caused by an increase in bad debt expense, a 32% increase in ABS resin costs during the quarter and limited availability of lower priced secondary feed stocks, the decrease in sales volume and the resulting per pound increase in conversion costs coupled with an increase in worker’s compensation costs and freight costs. Labor costs increased due to the reinstatement of wage reductions that were in effect for the prior year comparisons. For the nine months ended July 31, 2010, the increase in operating earnings was primarily caused by the increase in sales volume coupled with the benefits of our financial improvement initiatives.
Packaging Technologies
     Net sales were $60.9 million and $163.9 million for the three and nine months ended July 31, 2010, respectively, compared to $51.3 million and $157.3 million for the three and nine months ended August 1, 2009, respectively, representing an increase of 19% and 4% over the same periods of the prior year. These fluctuations were caused by the following factors:

	Three Months	Nine Months
	Ended	Ended
Underlying volume	3%	-1%
Price/Mix	16%	5%

Total	19%	4%

     For both periods volumes were impacted by the loss of certain customers’ product lines. Offsetting these losses was an increase in sales to our sign and advertising end market. Price/mix includes increases in selling prices in the third quarter of 2010 from the pass through of increases in resin costs, partially offset by a higher mix of lower margin products.
     The Packaging Technologies segment’s operating earnings were $6.7 million and $18.2 million in the third quarter and first nine months of 2010 compared to $7.9 million and $23.9 million in the same periods of the prior year. The decrease in operating earnings for both periods was mainly due to a higher mix of lower margin business coupled with an increase in worker’s compensation and freight costs. Labor costs increased due to the reinstatement of wage reductions that were in effect for the prior year comparisons.
Color and Specialty Compounds Segment
     Net sales were $65.3 million and $180.2 million for the three and nine months ended July 31, 2010, respectively, compared to $46.0 million and $154.5 million for the three and nine months ended August 1, 2009, respectively, representing an increase of 42% and 17% over the same periods of the prior year. These increases were caused by the following factors:

	Three Months	Nine Months
	Ended	Ended
Underlying volume	27%	8%
Sales volume to a divested business	3%	3%
Price/Mix	12%	6%

Total	42%	17%

     The increase in underlying volume for the third quarter occurred across many of our end markets. For both periods we experienced the largest volume increase in the automotive sector of the transportation end market and in the agricultural products sector. Demand in the building and construction market increased during the quarter, however, on a year-to-date basis, volumes are still lower compared to the same period in the prior year. Price/mix includes increases in selling prices in the third quarter of 2010 from the pass through of increases in resin and secondary feed stocks.
     The segment reported an operating loss of $1.5 million and operating earnings of $1.6 million for the third quarter and first nine months of 2010 compared to operating earnings of $1.5 million and $4.1 million in the same periods of the prior year. For both periods the decline in operating earnings was due to the increase in raw materials costs primarily related to availability or inefficient use of lower priced secondary feed stocks, higher than expected operating costs to meet customer delivery requirements in the automotive sector, higher restructuring costs associated with production facility consolidations and higher workers compensation and freight costs. Labor costs increased due to the reinstatement of wage reductions that were in effect for the prior year comparisons.
Corporate
     Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange. Corporate operating expenses were $8.2 million and $26.3 million in the third quarter and first nine months of 2010, respectively, compared to $9.7 million and $27.6 million in the same periods of the prior year. The decrease in expense during the third quarter was mostly caused by a decrease in foreign currency expense of $1.4 million compared to the same period in the prior year. For the nine months ended July 31, 2010, the decrease in expense was mostly caused by a decrease in selling, general and administrative expense of $2.3 million, partially offset by an increase in foreign currency expense of $0.7 million compared to the same period in the prior year.
Liquidity and Capital Resources
Cash Flow
     Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, our principal uses of cash have been to support our operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions and pay dividends on our common stock. The following summarizes the major categories of our changes in cash and cash equivalents for the nine months ended July 31, 2010 and August 1, 2009:

	Nine Months Ended
	July 31,	August 1,
	2010	2009
Cash Flows (in millions)
Net cash provided by operating activities	$35,139	$46,133
Net cash used by investing activities	(10,129)	(6,620)
Net cash used by financing activities	(50,229)	(41,071)
Effect of exchange rate changes on cash and cash equivalents	60	(123)

Decrease in cash and cash equivalents	$(25,159)	$(1,681)

     Net cash provided by operating activities decreased by $11.0 million in the first nine months of 2010 compared to the same period in the prior year due mostly to changes in working capital resulting from the Company’s increased sales and the associated inventory build, coupled with lower depreciation and amortization expense due to our reduced operating footprint. Offsetting these decreases was an increase of $5.2 million in net income and $3.8 million in our bad debt provision.
     Net cash used for investing activities in the first nine months of 2010 was comprised of $13.0 million of capital expenditures partially offset by $2.9 million of proceeds from dispositions of assets associated with previously shut down operations. We expect to spend approximately $25.0 million on capital expenditures in 2010.
     Net cash used for financing activities in the first nine months of 2010 of $50.2 million reflects payments on the Senior Notes and Euro Bank term loan, which matured in February 2010, offset by borrowings under the new credit facility. Of the $48.9 million in net payments, $25.2 million was funded by a decrease in cash and equivalents which was mostly comprised of $18.5 million of cash previously held in our Canadian operations. In our second quarter of 2010, our Canadian operations invested this cash in our French operations which was then used to repay an intercompany loan due to the U.S. which resulted from the February 2010 funding of the Euro Bank term loan from our revolver.
Financing Arrangements
     On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity to $150.0 million with an optional $50.0 million accordion feature, a term of four years, bears interest at either Prime or LIBOR plus a borrowing margin and requires a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amendment from existing note holders, acquisitions are permitted subject to a maximum pro-forma Leverage Ratio of 3.0 to 1 and minimum pro-forma undrawn availability level of $25.0 million.
     The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. The new credit facility and amendment from existing note holders requires the Company to offer early principal payments to Senior Note holders based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. The Company’s capacity under the new credit facility is permanently reduced for the new credit facility’s pro rata share of early principal payments.
     Concurrent with the closing of the new credit facility, the Company repaid in full its higher interest rate 6.82% 2006 Senior Notes from borrowings under the new facility. The Company recorded $0.7 million non-cash write-off of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010. Capitalized fees incurred to establish the new credit facility in the third quarter of 2010 were $1.2 million.
     In the first quarter of 2010, the Company paid $17.2 million associated with extraordinary receipts from the sale of businesses that occurred in 2009. During the second quarter of 2010, the Company paid $15.3 million associated with 2009 excess cash flow. In addition, the Company’s Euro Bank term loan matured in February 2010 and the Company paid 12.5 million Euros ($17.1 million U.S.).
     At July 31, 2010, the Company had $165.5 million of outstanding debt with a weighted average interest rate of 5.54%, of which 71.5% represented fixed rate instruments with a weighted average interest rate of 6.56%.
     At July 31, 2010, the Company had $98.0 million of total capacity and $39.1 million of outstanding loans under the credit facility at a weighted average interest rate of 3.41%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12.9 million. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $77.1 million of availability on its credit facility as of July 31, 2010. The Company’s credit facility borrowings are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next 12 months.
     The Company was in compliance with all debt covenants as of July 31, 2010 and expects to remain in compliance with all debt covenants for the next twelve months. Failure to comply with debt covenants or other requirements of the Company’s financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company’s results of operations, consolidated financial position or cash flows.
     We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There has been no material changes in our exposure to market risk during the nine months ended July 31, 2010. For a discussion of our exposure to market risk, refer to Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our October 31, 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2010.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Spartech maintains a system of disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of July 31, 2010, to provide reasonable assurance of the achievement of these objectives.
     Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Changes in Internal Control Over Financial Reporting
     The Company is in process of transitioning much of its general ledger processing, cash applications and credit management into a shared services model from a previous decentralized organizational structure. This shared services transition has resulted in changes and enhancements that have materially affected the Company’s internal control over financial reporting. The internal controls over financial reporting impacted by the shared services transition were appropriately tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected by the shared services transition were evaluated as appropriate and effective during the current period. With the exception of the aforementioned shared services transition and associated changes to internal control over financial reporting, there were no other changes to internal control over financial reporting during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi is pursuing similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom — Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint, which motion has not yet been filed. Although the ultimate liabilities resulting from this proceeding could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
Item 1A. RISK FACTORS
     As of July 31, 2010, the Company held an unsecured trade accounts receivable balance, net of reserve totaling $4.8 million, due from one customer whose net sales represented 4% of the Company’s consolidated net sales for the third quarter of 2010 and 8% of the Company’s consolidated net sales for the first nine months of 2010. One of this customer’s products, for which the Company is a significant supplier of sheet, experienced substantial growth in 2009 followed by a significant reduction in volume during 2010. As a result of the decline in its business, the customer has been unable to pay the accounts receivable balance due to the Company in accordance with its terms. On September 7, 2010, this customer restructured its financing arrangements with its bank, increasing its liquidity in the near term. The Company also reached an agreement on payment of the aforementioned accounts receivable balance by converting it to a subordinated secured note receivable, which is payable over a seven month period, subject to standstill periods of up to 365 days and other restrictions. While the Company has converted the accounts receivable balance to a note receivable, it is possible that this customer’s orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring. As a result, there can be no assurance that this customer will be able to pay the note receivable balance in accordance with its terms or that the Company will ultimately be able to collect the remaining note receivable balance.
     There have been no other material changes to our risk factors during the nine months ended July 31, 2010. In addition, refer to Part I — Item 1A “Risk Factors” of our October 31, 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2010.
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

SPARTECH CORPORATION (Registrant)
Date: September 8, 2010	By:	/s/ Myles S. Odaniell
Myles S. Odaniell
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President Planning and Controller (Principal Accounting Officer)