Form 10-K
period 2010-10-30
SPARTECH CORP
filed 2011-01-13
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2010
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
(314) 721-4242
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.75 par value Series Z Preferred Stock, $1.00 par value Title of each class	New York Stock Exchange Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (May 1, 2010): approximately $440 million.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,884,503 shares of Common Stock, $0.75 par value per share, outstanding as of January 10, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (Part III of this Annual Report on Form 10-K).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED OCTOBER 30, 2010

Cautionary Statements Concerning Forward-Looking Statements
Statements in this Form 10-K that are not purely historical, including statements that express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ from our forward-looking statements are as follows:
(a)	Adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce

(b)	Our ability to compete effectively on product performance, quality, price, availability, product development, and customer service

(c)	Adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical

(d)	Volatility of prices and availability of supply of energy and raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future impacts of natural disasters

(e)	Our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs

(f)	Our inability to achieve and sustain the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our improvement initiatives

(g)	Our inability to collect all or a portion of our receivables with large customers or a number of customers

(h)	Loss of business with a limited number of customers that represent a significant percentage of our revenues

(i)	Restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments and inability to access capital markets

(j)	Possible asset impairments

(k)	Our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, potential loss of business or savings to be achieved in connection with announced production plant consolidations and line moves

(l)	Adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations

(m)	Our inability to develop and launch new products successfully

(n)	Possible weaknesses in internal controls
We assume no responsibility to update our forward-looking statements.

PART I

ITEM 1.	BUSINESS
General
Spartech Corporation (the “Company” or “Spartech”) was incorporated in the state of Delaware in 1968, succeeding a business that had commenced operations in 1960. The Company, together with its subsidiaries, is an intermediary processor of engineered thermoplastics, polymeric compounds and concentrates. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds. Its products are sold to original equipment manufacturers and other customers in a wide range of end markets.
In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Discontinued Operations. All amounts presented within this Form 10-K are presented on a continuing basis, unless otherwise noted. See the notes to the consolidated financial statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products segment, and due to these dispositions, the Company no longer has this reporting segment.
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
Custom Sheet and Rollstock
The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, calendered film, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company’s custom sheet and rollstock is used in several end markets including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and numerous other end markets.
Packaging Technologies
The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form which are extruded into rollstock or thermoformed into an end product. This segment sells packaging products principally through its own sales force and produces and distributes the products from facilities in the United States. The Company’s Packaging Technologies products are mainly used in the food, medical and consumer packaging and sign and advertising end markets.
Color and Specialty Compounds
The Color and Specialty Compounds segment manufactures custom-designed plastic alloys, compounds and color concentrates for use by a large group of manufacturing customers servicing the transportation (mostly automotive), building and construction, packaging, agriculture, lawn and garden, electronics and appliances, and numerous other end markets. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. This segment also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Color and Specialty Compounds segment sells its products principally through its own sales force, but it also uses independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada, Mexico and France.
Raw Materials
The principal raw materials used in the Company’s production processes are plastic resins that are derivatives of crude oil or natural gas and are available from a number of suppliers. The Company has multiple sources of supply for its raw materials and is not significantly dependent on any one or a few suppliers, but on occasion supply of certain raw materials could be limited.

Production
Spartech uses various types of production processes and methods. The principal production processes are extrusion, casting, thermoforming, compounding, calendering, printing and lamination. Management believes that the machinery, equipment and tooling used in these processes are adequate to meet the Company’s needs.
Intellectual Property and Trademarks
Spartech has various intellectual property and trademarks. The intellectual property includes certain product formulations. The trademarks protect names of certain of the Company’s products. These assets are significant to the extent that they provide a certain amount of goodwill and name recognition in the industry. While proprietary intellectual property and trademarks are important to the Company, management believes the loss or expiration of any intellectual property right or trademark would not materially affect the Company or any of its segments.
Customer Base
The Company’s top five (5) and twenty-five (25) customers represented approximately 20% and 40%, respectively, of 2010 sales dollars. Approximately 82% of the Company’s sales dollars are to companies operating in the United States. Based on the Company’s classification of end markets, packaging is its largest single market, accounting for approximately 31% of 2010 sales dollars. Sales to the packaging end market as defined by the Company includes (i) rollstock and thermoformed packages sold from the Packaging Technologies reporting segment for use in food, medical and consumer packages; (ii) extruded sheet sold from the Custom Sheet and Rollstock reporting segment for material handling applications; and (iii) films, color concentrates and compounds sold from the Custom Sheet and Rollstock and Color and Specialty Compounds reporting segments for food and medical applications. The packaging market historically has experienced higher growth and less cyclicality than other markets serviced by plastic processors. The Company is not dependent upon any single customer, however the loss of a significant customer could adversely affect the Company’s operating results, cash flows and financial condition on a short-term basis. The following table presents the Company’s net sales dollars by end market in 2010 and 2009:

	2010	2009
Packaging	31%	34%
Transportation	18%	16%
Building and Construction	16%	18%
Recreation and Leisure	9%	8%
Sign and Advertising	9%	8%
Appliance and Electronics	7%	7%
Lawn and Garden	1%	2%
Other	9%	7%

	100%	100%

Distribution
Generally, the Company sells products through its own sales force, but also uses a limited number of independent sales representatives and wholesale distributors.
Backlog
The Company estimates that the total dollar value of backlog of firm orders as of October 30, 2010 and October 31, 2009, was approximately $119.1 million and $88.6 million, respectively, all of which the Company expects to ship within one year. The estimated backlog by segment at October 30, 2010 and October 31, 2009, is as follows (in millions):

	2010	2009
Custom Sheet and Rollstock	$71.2	$53.6
Packaging Technologies	16.0	18.9
Color and Specialty Compounds	31.9	16.1

	$119.1	$88.6

Competition
Spartech operates in markets that are highly competitive and that environment is expected to continue. The Company experiences competition in each of its segments and in each of the geographic areas in which it operates. Generally, the Company competes on the basis of quality, price, product availability and security of supply, product development and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, exercise skill in raw material purchasing, achieve production efficiencies to make products cost effective for customers, and provide new product solutions to customer applications. Although no single company competes directly with Spartech in all of its product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Spartech. The Company also competes with many smaller companies.
Seasonality
The Company’s sales are seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period, which represents the Company’s first quarter. This seasonal variation is caused by the manufacturing activities of the Company’s customers.
Environmental
The Company’s operations are subject to extensive environmental, health and safety laws and regulations at the federal, state and local governmental levels and foreign laws. The nature of the Company’s business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling or disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the Company’s capital expenditures, earnings or competitive position. It is not anticipated that the Company will have material capital expenditures for environmental control facilities during the next year. For additional information regarding risks due to regulations relating to the protection of the environment as well as the Company’s participation in the Lower Passaic River environmental study, see Part 1 — Item 3 “Legal Proceedings” and the notes to the consolidated financial statements.
Employees
Spartech had approximately 2,400 employees at the end of 2010. Approximately 25% of the Company’s employees are represented under multiple collective bargaining agreements, which terminate at various times between December 2010 and February 2014. Management believes that the Company’s employee relations are satisfactory.
Geographic Areas
The Company operates in twenty-eight (28) manufacturing facilities in North America and one (1) in France. Information regarding the Company’s operations in various geographic segments is discussed in the notes to the consolidated financial statements. The Company’s Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.
Available Information
The Company provides information without charge about its business, including news releases and other supplemental information, on its website. The website address is www.spartech.com. In addition, the Company makes available through its website, free of charge, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forms 3, 4 and 5 filed by the Company’s officers and directors with respect to the Company’s equity securities under Section 16(a) of the Exchange Act are also available as soon as reasonably practicable after they have been filed with or furnished to the SEC. All of these materials can be found under the “Investor Relations” tab on the Company’s website. The “Investor Relations” tab also includes the Company’s corporate governance information, including charters of the Board of Director committees. These materials are also available on paper. Shareholders may request any of these documents by contacting the Company’s principal executive office. Information on the Company’s website does not constitute part of this report.
The Company’s principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. The Company’s telephone number is (314) 721-4242.

ITEM 1A.	RISK FACTORS
IN EVALUATING THE COMPANY, CAREFUL CONSIDERATION SHOULD BE GIVEN TO THE RISK FACTORS SET FORTH BELOW, AS WELL AS THE OTHER INFORMATION SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K. ALTHOUGH THESE RISK FACTORS ARE MANY, THESE FACTORS SHOULD NOT BE REGARDED AS CONSTITUTING THE ONLY RISKS ASSOCIATED WITH OUR BUSINESSES. EACH OF THESE RISK FACTORS COULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS, CASH FLOWS AND/OR FINANCIAL CONDITION. IN ADDITION TO THE FOLLOWING DISCLOSURES, PLEASE REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. UNLESS OTHERWISE NOTED, ALL RISK FACTORS LISTED BELOW SHOULD BE CONSIDERED ATTRIBUTABLE TO ALL OUR OPERATIONS INCLUDING ALL OPERATIONS CLASSIFIED AS DISCONTINUED.
Recessions, adverse market conditions or downturns in the end markets served by the Company may negatively impact the Company’s sales, profitability, operating results and cash flows.
The Company’s sales profitability, operating results and cash flows may be negatively impacted in the future due to changes in general economic conditions, recessions or adverse conditions. Continued uncertainty regarding the recovery of the global economy, especially in North America, including continued low levels of job recovery and business and consumer spending, have resulted in challenges to the Company’s business and the end markets the Company serves. If economic conditions worsen, the Company could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by customers, prospective customers and suppliers.
The cost and availability of raw materials and energy costs could adversely impact the Company’s operating results and financial condition.
Material costs represent a significant portion of the Company’s cost structure. The Company purchases various raw material resins derived from crude oil or natural gas to produce its products. The cost of these resins has been highly volatile in the last few years and on occasion supply of certain raw materials could be limited. Volatility of resin costs is expected to continue and may be affected by a number of factors, including the base cost of oil and natural gas, political instability or hostilities in oil-producing countries, vendor consolidations, exchange rates between the U.S. dollar and other currencies and changes in supply and demand. The direction and degree of future resin cost changes and the Company’s ability to manage such changes is uncertain and large rapid increases in resin costs could lead to declining margins, operating results, cash flows and financial condition.
The Company’s credit facility and senior notes contain a number of restrictive covenants; breaches of these covenants are events of default and could cause the acceleration of debt beyond the Company’s ability to fund such debt.
The Company’s credit facility and senior notes contain a number of restrictive covenants as described in more detail in the notes to the consolidated financial statements. If one or more of these covenants is breached, the Company could be required to negotiate with its debt holders to waive the covenant and if denied, the Company may not have the ability to fund the debt, which would adversely impact cash flows, liquidity and the Company’s financial condition.
Access to funding through capital markets is essential to execution of the Company’s future business plans. An inability to maintain such access could have a material adverse effect on the Company’s business and financial results.
The ability to invest in the Company’s businesses and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowing needs. The capital markets have been volatile and credit markets have been more restrictive with the availability of credit. A lack of available credit or volatility in the financial markets could reduce business activity and the Company’s ability to obtain and manage liquidity. The extent of this impact will depend on several factors, including the Company’s operating cash flows, the duration of restrictive credit conditions and volatile equity markets, the Company’s credit rating and credit capacity, the cost of financing, and other general economic and business conditions.
The Company’s business is highly competitive and increased competition could adversely affect its sales and financial condition.
The Company competes on the basis of quality, price, product availability and security of supply, product development and customer service. Some competitors in certain markets are larger than Spartech and may have greater financial resources that allow them to be better positioned to withstand changes in such industries. The Company’s competitors may introduce new products based on alternative technologies that may be more competitive, which would result in a decline in sales volume and earnings. The Company’s customers demand high quality and low cost products and services. Competition could cause the Company to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on its results of operations, financial condition and cash flows.
The greater financial resources or the lower amount of debt of certain of the Company’s competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop innovative new products or solutions that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufactures, we could lose customers and revenue could decline. There can also be no assurance that customers will continue to regard the Company’s products favorably, that the Company will be able to develop new products that appeal to customers, that we will be able to improve or maintain profit margins on sales to customers or that the Company will be able to continue to compete successfully in its core markets.
A limited number of customers account for a significant percentage of the Company’s revenues and the loss of several significant customers could adversely impact the Company’s sales, operating results and cash flows.
Although no single customer represented more than 10% percent of the Company’s consolidated net sales in 2010, the Company’s top five (5) and twenty-five (25) customers represented approximately 20% and 40%, respectively, of 2010 net sales dollars. The Company’s financial results may continue to depend in part upon a small number of large customers. If a significant customer is lost, unable to continue its operations, or if changes in the business of a significant customer occur, the Company’s results of operations, cash flows and financial condition could be adversely impacted.
A major failure to the Company’s information systems could harm its business.
Over the past few years, the Company has implemented a company-wide Oracle information system and business intelligence reporting capabilities. Most of the Company is integrated into these information systems, which are required to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship product on a timely basis, and provide daily, weekly and monthly key performance indicators to decision makers. The Company may experience operating problems with its information systems as a result of system failures, viruses, computer hackers or other causes. Any significant disruption or slowdown of the Company’s information systems could cause orders to be lost, delayed or cancelled or data to become unavailable, which could adversely impact the Company’s business.
The Company’s foreign operations subject it to economic risk because results of operations are affected by foreign currency fluctuations, changes in local government regulations and other political, economic and social conditions.
The Company sells, manufactures and purchases products in foreign markets as well as holds assets and liabilities in these jurisdictions. Changes in the relative value of foreign currencies to U.S. dollars to which the Company is exposed, specifically the Canadian dollar, euro and Mexican peso, occur from time to time and could have an adverse impact on the Company’s operating results and the book values of net assets within these jurisdictions. Exposure to changes in local political or economic conditions or other potential domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad or social unrest, including acts of violence, in the foreign countries in which the Company operates could have an adverse effect on the results of operations in those countries.
In the event of any significant delays in completing the Company’s announced consolidation activities or difficulties encountered in connection with integration of production from closed facilities into existing facilities, the Company’s business could be negatively impacted.
The Company continues to consolidate facilities and equipment as part of its financial improvement plan. The Company’s inability to predict accurately the costs to be incurred, time taken to complete, significant operating disruptions as a result of consolidation activities, the potential loss of business or savings to be achieved in connection with announced restructurings could negatively impact results of operations, cash flows or financial position. There can be no assurance that these initiatives will be successfully and fully executed in the amounts or within the time periods that the Company expects.
The Company is subject to litigation and environmental regulations that could adversely impact the Company.
The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. The Company has recorded reserves for potential liabilities where we believe the liability to be probable and are reasonably estimable. It is possible that the Company’s ultimate liability could materially differ from the Company’s estimated liability. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and could incur substantial costs as a result of the non-compliance with or liability for cleanup or other costs or damages under environmental laws. In the event of one or more adverse determinations, the impact on the Company’s results of operations, cash flows and financial condition could be material to any specific period. See Part 1 — Item 3 “Legal Proceedings” and the notes to the consolidated financial statements for further information on specific material cases.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of October 30, 2010, the Company operates in twenty-nine (29) manufacturing facilities located in the United States, Canada, France and Mexico. The Custom Sheet and Rollstock segment operates eighteen (18) facilities with fifteen (15) located throughout the United States, two (2) in Canada and one (1) shared facility in Mexico. The Packaging Technologies segment operates five (5) manufacturing facilities located in the Midwestern region of the United States. The Color and Specialty Compounds segment operates seven (7) manufacturing facilities with four (4) facilities located in the Eastern and Midwestern regions of the United States, one (1) facility in Canada, one (1) facility in France and one (1) shared facility in Mexico. The Company’s manufacturing locations are owned or occupied under operating or capital leases. Additional information regarding the Company’s operations within the various geographic segments is discussed in the notes to the consolidated financial statements. In addition, the Company leases office facilities for its corporate headquarters and Technology Center in St. Louis, Missouri and administrative offices in Washington, Pennsylvania.
In 2008, the Company announced a financial improvement plan that included reducing costs, building a low cost-to-serve model and disposing of non-core assets. This resulted in the consolidation, shutdown or sale of underperforming and non-core facilities. Over the last three years, the total number of the Company’s facilities has been reduced by twelve (12) to twenty-nine (29). During the first half of fiscal 2011, the Company expects to reopen and restore production capability at its previously closed Lockport, New York, facility.
Within the Company’s core sheet, packaging and compounding operations, production lines have been moved from consolidated facilities into existing facilities with an objective of reducing the fixed portion of its cost structure without reducing production capacity. Use of the Company’s manufacturing facilities may vary with seasonal, economic and other business conditions. Management believes that the present facilities are sufficient and adequate for the manufacture and distribution of Spartech’s products.

ITEM 3.	LEGAL PROCEEDINGS
The Company is part of an environmental investigation initiated by the New Jersey Department of Environmental Protection (“NJDEP”) and the United States Environmental Protection Agency (“USEPA”) as well as associated litigation initiated by the NJDEP, and if the Company’s liability is materially different from the amount accrued, it could impact the Company’s results of operations, financial position and cash flows.
In September 2003, NJDEP issued a directive to approximately 30 companies, including Franklin-Burlington Plastics, Inc., a subsidiary of the Company (“Franklin-Burlington”), to undertake an assessment of natural resource damage and perform interim restoration of the Lower Passaic River, a 17-mile stretch of the Passaic River in northern New Jersey. The directive, insofar as it relates to the Company and its subsidiary, pertains to the Company’s plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. The Company acquired the facility in 1986, when it purchased the stock of the facility’s former owner, Franklin Plastics Corp. The Company acquired all of Franklin Plastics Corp.’s environmental liabilities as part of the acquisition.
Also in 2003, the USEPA requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a Remedial Investigation/Feasibility Study (“RIFS”) of the Lower Passaic River. The RIFS is currently estimated to cost approximately $85 million to complete (in addition to USEPA oversight costs) and is currently expected to be completed by late 2012 or early 2013. However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine (9) alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives ranged from $900 million to $2.3 billion. The Cooperating Parties provided comments to the USEPA regarding this draft study and to date the USEPA has not taken further action. Given that the USEPA has not finalized its study and that the RIFS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time.
In 2009, the Company’s subsidiary and over 300 other companies were named as third-party defendants in a suit brought by the NJDEP in Superior Court of New Jersey, Essex, County against Occidental Chemical Corporation and certain related entities (collectively, the “Occidental Parties”) with respect to alleged contamination of the Newark Bay Complex, including the Lower Passaic River. The third-party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against the Occidental Parties in the matter.

As of October 30, 2010, the Company had approximately $0.8 million accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company’s ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations, consolidated financial position, or cash flows because the Company’s Kearny, New Jersey, facility could not have contributed contamination along most of the river’s length and did not store or use the contaminants that are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the October 30, 2010 accrual balance and in the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations, consolidated financial position or cash flows could be material to any specific period.
In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi is pursuing similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom — Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral arguments on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint, which motion has not yet been filed. Although the ultimate liabilities resulting from this proceeding could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
In addition to the matters described above and the notes to the consolidated financial statements, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company’s management believes that the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	[Removed and Reserved.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Spartech’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SEH.” There were approximately 1,200 shareholders of record at January 1, 2011. The following table sets forth the quarterly high and low prices of the common stock and cash dividends per common share for the fiscal years 2010 and 2009:

Common Stock Price		1st Quarter		2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year

2010	High	$12.22		$14.86	$15.55	$10.83	$15.55
	Low	9.03		9.42	9.40	6.06	6.06
2009	High	$7.37	(1)	$4.35	$12.93	$14.17	$14.17
	Low	3.16	(1)	1.29	3.91	9.22	1.29

(1)	During the period from November 2, 2008 through January 31, 2009, Spartech declared a dividend of $0.05 per share on December 8, 2008, which was payable on February 5, 2009.
The Company’s Board of Directors periodically reviews the dividend policy based upon the Company’s financial results and cash flow projections. On January 12, 2011, the Company entered into concurrent amendments to its Amended and Restated Credit and 2004 Senior Note agreements. Under the amendments, the Company is not permitted to pay dividends or complete purchases of its common stock during fiscal 2011. The Company did not complete any purchases of its common stock during 2010 or 2009.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial and other data below present consolidated financial information from continuing operations of Spartech Corporation and subsidiaries for the last five years and has been derived from the Company’s audited consolidated financial statements, except as otherwise noted. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes.

	Fiscal Year Ended (a)
(in thousands, except per share, per pound, and employee data)	2010	2009	2008	2007 (b)	2006

Statement of Operations Data:
Net Sales:
In Dollars	$1,022,896	$926,777	$1,321,169	$1,363,931	$1,395,190
In Volume (pounds) (c)	914,990	860,437	1,166,282	1,346,916	1,373,368
Gross Margin (d)	$108,603	$116,308	$116,237	$150,117	$165,114
Depreciation and Amortization	36,632	41,302	43,278	39,050	36,830
Operating Earnings (Loss) (e)	(61,136)	26,135	(206,234)	63,750	87,911
Interest Expense	12,025	15,379	19,403	16,393	19,339
Net (Loss) Earnings from Continuing Operations (e)(f)	(49,643)	3,305	(171,649)	28,765	37,238
Net (Loss) Earnings from Discontinued Operations	(732)	5,046	(20,463)	5,081	1,560
Net (Loss) Earnings (g)	(50,375)	8,351	(192,112)	33,846	38,798

Per Share Information:
(Loss) Earnings per Share-Diluted from Continuing Operations	$(1.60)	$0.11	$(5.61)	$0.89	$1.15
(Loss) Earnings per Share-Diluted from Discontinued Operations	(0.03)	0.16	(0.68)	0.16	0.05
(Loss) Earnings per Share-Diluted	(1.63)	0.27	(6.29)	1.05	1.20
Dividends Declared per Share	—	0.05	0.37	0.54	0.50
Book Value per Share (c)	6.25	7.71	7.42	14.37	13.78

Balance Sheet Data:
Working Capital (h)	$90,489	$86,513	$99,224	$131,835	$136,544
Working Capital as a Percentage of Net Sales (c)	8.8%	9.3%	7.5%	9.7%	9.8%
Total Debt	$172,472	$216,434	$274,654	$334,283	$289,223
Total Assets	577,141	662,071	762,419	1,110,871	1,041,794
Shareholders’ Equity	193,006	236,879	226,790	439,280	442,693

Ratios/Other Data:
Cash Flow from Operations	$39,330	$65,264	$96,612	$104,011	$127,543
Capital Expenditures	21,432	8,098	17,276	34,743	23,966
Cash Flow (used) provided by Investing Activities	(17,872)	24,579	(17,484)	(96,020)	(21,538)
Cash Flow used by Financing Activities	(43,565)	(65,006)	(80,395)	(9,972)	(105,242)
Operating (Loss) Earnings per Pound Sold (c)	(0.067)	0.030	(0.177)	0.047	0.064
Total Debt to Total Debt and Equity (c)	47.2%	47.7%	54.8%	43.2%	39.5%
Number of Employees (c)	2,400	2,350	3,150	3,600	3,425
Common Shares:
Outstanding at Year-End	30,884	30,719	30,564	30,565	32,124
Weighted Average-Diluted	30,536	30,470	30,264	32,180	32,297
Notes to table:

(a)	The Company’s fiscal year ends on the Saturday closest to October 31. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week year.

(b)	In 2007, the Company acquired Creative Forming (“Creative”) based in Ripon, Wisconsin.

(c)	Amounts are unaudited.

(d)	Calculated as net sales less cost of sales. Gross margin excludes the effect of amortization expense.

(e)	2010 operating loss and net loss from continuing operations were impacted by charges totaling $78.5 million ($54.7 million net of tax), comprising goodwill impairments of $56.1 million ($45.0 million net of tax), fixed asset and other intangible asset impairments of $13.7 million, ($8.3 million net of tax), restructuring and exit costs of $7.3 million, ($4.5 million net of tax) and expenses relating to a separation agreement with the Company’s former President and Chief Executive Officer of $1.4 million ($0.8 million net of tax). 2010 net loss from continuing operations was also impacted by debt extinguishment costs of $0.7 million ($0.5 million net of tax) and tax benefits on restructuring of foreign operations of $4.4 million. 2009 operating earnings and net earnings from continuing operations were impacted by fixed asset impairments of $2.6 million ($2.4 million net of tax) and restructuring and exit costs of $5.2 million ($3.2 million net of tax). 2008 operating loss and net loss from continuing operations were impacted by charges of $229.2 million ($176.5 million net of tax) relating to goodwill impairments of $218.0 million ($168.8 million net of tax), fixed asset and other intangible asset impairments of $9.0 million ($6.2 million net of tax), and restructuring and exit costs of $2.2 million ($1.5 million net of tax). 2007 operating earnings and net earnings from continuing operations were impacted by charges of $4.8 million ($2.9 million net of tax) relating to a separation agreement with the Company’s former President and Chief Executive Officer of $1.9 million ($1.1 million net of tax), an intangible asset impairment of $1.6 million ($1.0 million net of tax) and restructuring and exit costs of $1.3 million ($0.8 million net of tax). 2006 operating earnings and net earnings from continuing operations were reduced by restructuring and exit costs of $1.9 million ($1.2 million net of tax) and goodwill impairment of $3.2 million ($3.2 million net of tax).

(f)	2006 net earnings from continuing operations were reduced by a $5.5 million ($3.4 million net of tax) charge related to the early extinguishment of the Company’s convertible subordinated debentures.

(g)	2009 net earnings included a gain of $6.2 million relating to the sale of the wheels and profiles businesses.

(h)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations contains “forward-looking statements.” The following discussion of the Company’s financial condition and results of operations should be read in conjunction with “Selected Financial Data” and Spartech’s consolidated financial statements and accompanying notes. The Company has based its forward-looking statements about its markets and demand for its products and future results on assumptions that the Company considers reasonable. Actual results may differ materially from those suggested by such forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements” and Part I — Item 1A, “Risk Factors.” Unless otherwise noted, all amounts and analyses are based on continuing operations.
Non-GAAP Financial Measures
Item 7 contains financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and operating (loss) earnings excluding special items, net earnings from continuing operations excluding special items and net earnings from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include CEO separation costs, goodwill, other intangibles and fixed asset impairments, restructuring and exit costs, debt extinguishment costs and tax benefits from restructuring of foreign operations.
Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of these measures is intended to supplement investors’ understanding of the Company’s operating performance. These measures may not be comparable to similar measures at other companies. The Company believes that these measurements are useful to investors because it helps them compare the Company’s results to previous periods and provides an indication of underlying trends in the business. Non-GAAP measurements are not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. See the “Liquidity, and Capital Resources” section of Item 7 for a reconciliation of GAAP to non-GAAP measures.
Business Overview
Spartech is an intermediary producer of plastic products, including polymeric compounds, concentrates, custom extruded sheet and rollstock products and packaging technologies. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds for customers in a wide range of markets. The Company has facilities located throughout the United States, Canada, Mexico and France that are organized into three segments as follows:

	Percentage of Net Sales
	2010	2009
Custom Sheet and Rollstock	54%	56%
Packaging Technologies	22%	22%
Color and Specialty Compounds	24%	22%

	100%	100%

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within this Item 7 are presented on a continuing basis, unless otherwise noted. See the notes to the consolidated financial statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
The Company’s Color and Specialty Compounds segment sells compounds to a previously divested business and prior to 2009 these sales were eliminated as intercompany sales. In 2010, these sales are reported as external sales to this business, resulting in a 1% increase in consolidated sales and a 3% increase in segment sales during 2010 compared to 2009.
The Company assesses net sales changes using three major drivers: underlying volume, the impact of business acquisitions or divestitures and price/mix. Underlying volume is calculated as the change in pounds sold exclusive of the impact on pounds sold from business acquisitions or divestitures and for a comparable number of days in the reporting period. The Company’s fiscal year ends on the Saturday closest to October 31 and generally contains 52 weeks or 364 calendar days.

Executive Summary
Net sales of $1.0 billion in 2010 increased 10% from 2009 reflecting a 5% increase in volume and the pass-through of higher raw material costs as selling price increases. The sales volume increase occurred across several end markets reflecting a modest recovery in demand from 2009 levels. Despite the increase in sales volume, operating earnings excluding special items decreased from $34.0 million in 2009 to $17.3 million in 2010. This decrease was primarily caused by the impact of inefficiencies due to disruptions from plant consolidation efforts, equipment line moves and organizational changes, the impact of increases in material costs in the first half of 2010 that were not passed through timely as selling price increases, margin compression from increased competition and reinstatement of temporary compensation reductions that were in effect in 2009. Over the past few years, the Company has reduced its fixed cost structure through asset consolidations, realigned production lines across the Company, changed its organizational structure, enhanced the management team and implemented a new company-wide ERP reporting system. Although these internally focused changes helped the Company manage through the recession, the Company’s 2010 results were adversely impacted by the breadth and speed of the changes. The Company’s priorities in 2011 are to strengthen operations with a focus on product quality and cost management, and to re-establish itself as having the highest quality and broadest material capabilities. The Company believes that this transition in priorities, a continued U.S. based economic recovery and a more efficient cost structure will lead to improved shareholder returns.
Outlook
Although the Company experienced modest increases in sales volumes in most of our end markets in 2010, we expect the overall market recovery to continue at a slow pace. The Company’s results were adversely impacted by disruptions caused by its significant internal changes in 2010 and it is focused on strengthening operations in 2011. In addition, the Company expects to continue to manage through a volatile raw material pricing environment. The Company believes it has emerged from 2010 as a stronger company with a lower fixed cost structure that is better positioned to generate profitable growth and improved shareholder returns in the future.
Results of Operations
Comparison of 2010 and 2009:
Consolidated Summary
Net sales were $1,022.9 million and $926.8 million in 2010 and 2009, respectively, representing a 10% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	5%
Sales volume to a divested business	1%
Price/Mix	4%

Total	10%

Underlying volume increased across most of our end markets. Contributors to the volume increase were sales of compounds and sheet to the automotive sector of our transportation market, sales of sheet used in refrigerators to the appliance market, sales of sheet and packaging to the sign and advertising market, sales of compounds to the agricultural market and sales of sheet to the recreation and leisure market. Offsetting these increases were a decline in sales of sheet for material handling applications due to a considerable slowdown in orders from one of our largest customers and our decision to exit the production of PVC-based compounds for a low-margin customer. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs.
The following table presents net sales, cost of sales and the resulting gross margin in dollars and on a per pound sold basis for 2010 and 2009. Cost of sales presented in the consolidated statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2010	2009
Dollars and Pounds (in millions)
Net sales	$1,022.9	$926.8
Cost of sales	914.3	810.5

Gross margin	$108.6	$116.3

Pounds sold	915	860

Dollars per Pound Sold
Net sales	$1.118	$1.077
Cost of sales	0.999	0.942

Gross margin	$0.119	$0.135

Gross margin per pound sold declined from 13.5 cents in 2009 to 11.9 cents in 2010 reflecting the impact of production inefficiencies due to disruptions from plant consolidation efforts, equipment line moves and organizational changes that included higher labor, product returns, freight and workers’ compensation expenses, the impact of increases in material costs in the first half of 2010 which were not passed through timely as selling price increases, margin compression from increased competition and reinstatement of temporary compensation reductions that were in effect in 2009.
Selling, general and administrative expenses were $88.9 million in 2010 compared to $77.9 million in 2009. The 2010 increase was caused by $4.4 million of higher bad debts expense because of a provision for one customer, $1.4 million associated with the separation of the Company’s former President and Chief Executive Officer (CEO) in the fourth quarter of 2010, higher professional fees and other expenses associated with accelerating progress on resolving contingencies and the reinstatement of temporary compensation reductions which were in effect in 2009.
Amortization of intangibles was $3.8 million in 2010 compared to $4.5 million in 2009. The decrease is due to intangibles that became fully amortized.
During the fourth quarter of 2010, the Company completed its annual goodwill impairment test and recorded $56.1 million of non-cash goodwill impairments. We concluded that the carrying amount of goodwill was impaired due to differences between the Company’s fair value and book value of our Packaging Technologies and Color & Specialty Compounds segments.
During 2010, we recorded $13.7 million of non-cash other intangible and fixed asset impairments that were caused by underperformance of historical acquisitions and decisions to dispose of certain fixed assets.
Restructuring and exit costs were $7.3 million in 2010 compared to $5.2 million in 2009. For both period comparisons, restructuring and exit costs comprise employee severance, facility consolidation and shutdown costs and fixed asset valuation adjustments.
These costs resulted from the Company’s improvement initiatives, which include an objective of reducing the Company’s fixed portion of its cost structure. In 2011, we expect to incur approximately $1.4 million for initiatives announced through October 30, 2010, which mostly consist of employee severance and facility consolidation and shutdown costs.
Interest expense, net of interest income, was $12.0 million in 2010 compared to $15.4 million in 2009. The decrease was primarily due to the $42.2 million of debt pay down in 2010 which included a reduction in higher rate debt.
In the third quarter of 2010, we recorded $0.7 million of non-cash debt extinguishment costs related to the write-off of unamortized debt issuance costs from the extinguishment of the Company’s previous credit facility and 2006 Senior Notes.
We reported a net loss from continuing operations of $49.6 million or $1.60 per diluted share in 2010, which compared to earnings of $3.3 million or $0.11 per diluted share in 2009. Excluding special items (CEO separation costs, goodwill impairment, other intangible and fixed asset impairments, and restructuring and exit costs), we reported net earnings from continuing operations of $5.1 million or $0.16 per diluted share in 2010, compared to $9.0 million or $0.29 per diluted share in 2009. The decrease was mainly due to the previously discussed $7.7 million decrease in gross margin and $9.6 million increase in selling, general and administrative expenses (exclusive of CEO separation costs).
The Company’s effective tax rate of 33% in 2010 was impacted by $27.7 million of the goodwill impairment that did not have tax basis and resulted in a lower benefit rate on taxable earnings of 13%. This was partially offset by tax benefits associated with the tax restructuring of our foreign operations. Our effective tax rate of 69% in 2009 was impacted by recording an allowance on a deferred tax asset, operating losses from our operations in France for which we had not reflected a tax benefit and other non-deductible items. We estimate our 2011 effective tax to approximate 38%.

Discontinued operations, net of tax, resulted in a loss of $0.7 million in 2010 compared to earnings of $5.0 million in 2009. The loss in 2010 mainly resulted from the final settlement of a purchase price adjustment related to the prior year sale of the profiles business. The earnings in 2009 resulted from a $6.2 million gain on the sale of our wheels and profiles businesses.
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
Custom Sheet and Rollstock Segment
Net sales were $558.4 million and $511.8 million in 2010 and 2009, respectively, representing a 9% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	6%
Price/Mix	3%

Total	9%

Net sales of $558.4 million in 2010 were up versus 2009, representing a 6% increase in volume and a 3% increase in price/mix changes. The increase in volume reflects increases in demand across most of this segment’s end markets. However, overall volumes were significantly impacted by the slow-down in one customer’s business activity due to volatile demand associated with customer ordering patterns for its new material handling application. Absent this customer’s decline, the increase in underlying volume for both period comparisons includes growth in sales of sheet used in the automotive markets, refrigeration sheet used in the appliance market, and sheet used in the commercial construction and recreation and leisure end markets. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs.
Operating earnings excluding special items were $24.3 million in 2010 compared to $30.6 million in 2009. The decrease in operating earnings reflects lower sales volume to one customer, $5.3 million of higher bad debt expense, increases in material costs in the first half of 2010 that were not passed through timely as selling price increases, inefficiencies caused by our plant consolidation efforts and equipment line moves, margin compression from increased competition and the reinstatement of temporary compensation reductions that were in effect in 2009.
Packaging Technologies
Net sales were $221.2 million and $208.4 million in 2010 and 2009, respectively, representing a 6% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	0%
Price/Mix	6%

Total	6%

Net sales of $221.2 million in 2010 were up versus 2009, representing a 6% increase from price/mix changes. Underlying volume was impacted by the loss of certain customers’ product lines. Offsetting these losses was an increase in sales to the sign and advertising end market. Price/mix includes increases in selling prices from the pass through of increases in raw materials costs, partially offset by a higher mix of lower margin products.
Operating earnings excluding special items were $22.6 million in 2010, compared to $31.8 million in 2009. The decrease in operating earnings was mainly due to a higher mix of lower margin business, increases in material costs in the first half of 2010 that were not passed through timely as selling price increases, increases in bad debt expenses, advertising and promotion expenses, margin compression from increased competition and the reinstatement of temporary compensation reductions that were in effect in 2009.

Color and Specialty Compounds Segment
Net sales were $243.3 million and $206.6 million in 2010 and 2009, respectively, representing an 18% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	7%
Sales volume to a divested business	3%
Price/Mix	8%

Total	18%

Net sales of $243.3 million in 2010 increased 18% versus the prior year, reflecting a 7% increase in volume, an 8% increase from price/mix changes and a 3% increase from previously eliminated sales to a divested business. The increase in underlying volume was mainly due to a significant increase in the automotive sector of the transportation end market and an increase in the agricultural products sector. Demand in the building and construction market was lower compared to the prior year. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs, partially offset by a higher mix of lower margin products.
Operating earnings excluding special items were $5.9 million in 2010, compared to $8.1 million in 2009. The decrease in operating earnings reflects the impact of inefficiencies caused by plant consolidation efforts and equipment line moves that included higher labor, use of higher-priced materials and increases in product returns, freight and workers compensation expenses. Operating earnings were also impacted by the reinstatement of temporary compensation reductions that were in effect in 2009, and higher selling, general and administrative expenses associated with an increase in professional fees and other expenses.
Corporate
Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $37.0 million in 2010 compared to $36.8 million in 2009. The increase in expenses during the year was mainly due to expenses related to the separation agreement with the Company’s former President and CEO.
Comparison of 2009 and 2008:
Consolidated Summary
Net sales were $926.8 million and $1,321.2 million in 2009 and 2008, respectively, representing a 30% decrease in 2009. The decrease was caused by:

2009 vs. 2008
Underlying volume	-26%
Price/Mix	-4%

Total	-30%

Underlying volume decreased 26% due to lower demand across a broad group of markets, including the transportation, building and construction, and recreation and leisure markets, which decreased 45%, 34%, and 37%, respectively. The price/mix decline was primarily due to lower raw material costs that were passed through to customers as lower selling prices.
The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for 2009 and 2008. Cost of sales presented in the consolidated statements of operations includes material and conversion costs but excludes amortization of intangible assets. The Company has not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2009	2008
Dollars and Pounds (in millions)
Net sales	$926.8	$1,321.2
Cost of sales	810.5	1,204.9

Gross margin	$116.3	$116.3

Pounds sold	860	1,166

Dollars per Pound Sold
Net sales	$1.077	$1.133
Cost of sales	0.942	1.033

Gross margin	$0.135	$0.100

The decrease in net sales per pound in 2009 was caused by lower resin prices that were passed through to customers as lower selling prices. The 3.5 cent increase in gross margin per pound sold in 2009 reflects the favorable impact of improvement initiatives including operational improvements, cost reductions and a decrease in mix of lower-margin sales to the automotive sector of the transportation market. Conversion costs decreased $71.5 million, or 24%, in 2009 due to the impact of our cost reductions and the lower sales volume. These cost reductions included a one-time change in our vacation policy and temporary compensation reductions that approximated a $4.0 million total benefit in 2009.
Selling, general and administrative expenses were $77.9 million in 2009, representing a $10.2 million decrease versus the prior year. The decrease was due to benefits from our structural cost reductions, $3.9 million of lower information systems related costs, $1.0 million of lower bad debts expense and approximately $2.0 million from temporary compensation reductions.
Amortization of intangibles was $4.5 million in 2009 compared to $5.2 million in 2008 due to assets that became fully amortized.
Due to a change in the manner and extent to which certain fixed assets will be used, market conditions and the results of the Company’s annual impairment testing, we recorded $2.6 million of fixed asset impairments and $9.0 million of other intangible and fixed asset impairments in 2009 and 2008, respectively. Due to market conditions, continued differences between the Company’s enterprise value and book value and the results of the Company’s annual impairment testing we recorded $218.0 million of goodwill impairments in 2008. Additional details regarding these impairments are discussed in the consolidated financial statements.
Restructuring and exit costs were $5.2 million in 2009 and $2.2 million in 2008. The costs in both periods primarily consist of employee severance, facility consolidation and shutdown costs and accelerated depreciation resulting from improvement initiatives that include an objective of reducing the Company’s fixed portion of its cost structure without reducing production capacity.
Operating earnings for 2009 were $26.1 million compared to a loss of $206.2 million in the prior year. Operating earnings included asset impairments and restructuring and exit costs totaling $7.8 million and $229.2 million in 2009 and 2008, respectively. Excluding the impact of these items, operating earnings increased $11.0 million from the benefits of our improvement initiatives which more than offset the impact of lower sales volume.
Interest expense, net was $15.4 million in 2009 and $19.4 million in 2008. The lower expense in 2009 was due to reductions in our debt levels and interest rates.
Our effective tax rate of 69% in 2009 was impacted by recording an allowance on a deferred tax asset, operating losses from our operations in France for which we have not reflected a tax benefit and other non-deductible items. Our effective tax rate in 2008 was impacted by the significant goodwill impairments, some of which were not tax deductible. Excluding the goodwill impairments, our effective tax rate was 63% in 2008 which was negatively impacted by operating losses from our operations in France for which we have not reflected a tax benefit partially offset by the positive impact of domestic state and foreign tax law changes in the first quarter of 2008.
We reported net earnings from continuing operations of $3.3 million in 2009 and a net loss of $171.6 million in 2008. These amounts reflect the impact of the items previously discussed.
Earnings from discontinued operations, net of tax were $5.0 million in 2009, which compared to a $20.5 million loss in 2008. The earnings in 2009 resulted from a $6.2 million gain on the sale of the wheels and profiles businesses, while the loss in 2008 mostly reflected asset impairments.

Custom Sheet and Rollstock Segment
Net sales were $511.8 million and $701.8 million in 2009 and 2008, respectively, representing a 27% decrease in 2009. This decrease was caused by:

2009 vs. 2008
Underlying volume	-19%
Price/Mix	-8%

Total	-27%

Most of the underlying volume decreases in this segment occurred in the transportation, building and construction, and recreation and leisure markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
This segment’s operating earnings were $27.3 million in 2009 compared to an operating loss of $95.4 million in 2008. This comparison reflects restructuring and exit costs of $3.3 million in 2009 and $0.7 million in 2008, respectively. Goodwill impairments of $119.9 million and fixed asset and other intangible asset impairments of $2.6 million were recorded in 2008. Excluding the impact of these items, operating earnings increased approximately $2.7 million in 2009 due to the benefits of improvement initiatives that more than offset the impact from the volume decline.
Packaging Technologies Segment
Net sales were $208.4 million and $258.4 million in 2009 and 2008, respectively, representing a 19% decrease in 2009. This decrease was caused by:

2009 vs. 2008
Underlying volume	-13%
Price/Mix	-6%

Total	-19%

The decrease in underlying volume reflected an 8% decline to our packaging-related end markets which represents approximately 80% of this segment’s total sales volume. The remaining decline in underlying volume was attributable to the portion of this segment that sells to non-packaging related markets. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
This segment’s operating earnings were $30.6 million in 2009 compared to $20.2 million in 2008. The increase in operating earnings was due to the positive benefits of a higher mix of food packaging products and the benefits of improvement initiatives, including the Mankato, Minnesota, facility consolidation.
Color and Specialty Compounds Segment
Net sales were $206.6 million and $360.9 million in 2009 and 2008, respectively, representing a 43% decrease in 2009. This decrease was caused by:

2009 vs. 2008
Underlying volume	-39%
Price/Mix	-4%

Total	-43%

Most of the sales volume decline in this segment occurred from lower sales to the transportation (mostly automotive) and building and construction markets. Volumes sold to these markets were lower by 45% and 35%, respectively, from 2008. The price/mix declines were primarily due to lower resin costs that were passed through to customers as lower selling prices.
This segment’s operating earnings were $5.1 million in 2009 compared to an operating loss of $95.4 million in 2008. This comparison reflects $1.8 million of fixed asset impairments in 2009. During 2008, goodwill impairments of $98.1 million and fixed asset and other intangible asset impairments of $5.8 million were recorded. Restructuring and exit costs of $3.0 million in 2009 and $0.8 million in 2008, respectively, also impacted earnings. Excluding the impact of these items, operating earnings decreased approximately $1.1 million in 2009 due to the decrease in sales volumes, partially offset by benefits from our improvement initiatives.
Corporate
Corporate expenses are reported as selling, general and administrative expenses in the consolidated statement of operations and include corporate office expenses, information technology costs, costs of the shared services center, professional fees and the impact of foreign currency exchange gains and losses. Corporate expenses were $36.8 million in 2009 compared to $35.7 million in 2008. Excluding the impact of foreign currency exchange losses, corporate expenses were essentially flat reflecting temporary compensation reductions and lower costs associated with the company-wide Oracle information systems implementation, offset by costs from the Company’s shared services functions, which previously occurred in the Company’s reporting segments.
Liquidity and Capital Resources
Cash Flow
The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company’s principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents in 2010, 2009 and 2008:

	2010	2009	2008
Cash Flows (in thousands)
Net cash provided by operating activities	$39,330	$65,264	$96,612
Net cash provided (used) by investing activities	(17,872)	24,579	(17,484)
Net cash used by financing activities	(43,565)	(65,006)	(80,395)
Effect of exchange rate changes on cash and cash equivalents	82	(30)	(24)
Increase (decrease) in cash and cash equivalents	$(22,025)	$24,807	$(1,291)

Net cash provided by operating activities was $39.3 million in 2010 compared to $65.3 million in 2009. The decrease was due to the decrease in earnings and an increase in net working capital investment to fund higher sales levels.
Net cash used for investing activities of $17.9 million in 2010 consisted of $21.4 million of capital expenditures less $3.6 million of proceeds from the disposition of assets associated with previously shut down operations. Net cash provided by investing activities of $24.6 million in 2009 consisted of $32.7 million from the sales of our wheels and profiles businesses less capital expenditures of $8.1 million. We incurred $7.1 million in income taxes on the sales proceeds from these businesses. We expect to spend approximately $30.0 million on capital expenditures in 2011. Capital expenditure amounts are expected to be funded mainly from operating cash flows.
Net cash used for financing activities was $43.6 million in 2010 compared to $65.0 million in 2009. The net cash used for financing activities in 2010 included $42.2 million of pay down on the Senior Notes and Euro Bank term loan, which matured in February 2010, offset by borrowings under the new credit facility. Of the $42.2 million in net payments, $22.0 million was funded by a decrease in cash and equivalents. Net cash used for financing activities in 2009 included $61.7 million to pay down debt and $3.1 million to fund dividends.
Financing Arrangements
On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150.0 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and requires a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amendment from existing Senior Note holders, acquisitions are permitted subject to a maximum pro forma Leverage Ratio of 3.0 to 1 and minimum pro forma undrawn availability level of $25.0 million.
The new credit facility and amendment from existing Senior Note holders requires the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the new credit facility and amendment from existing Senior Note holders, if the Company sells a business, it is required to offer a percentage (varies based on the Company’s Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to the Senior Note holders and credit facility investors in excess of a $1.0 million threshold. Also under the debt agreements, the Company is required to offer a percentage of its annual “excess cash flow” as defined in the agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. Each Senior Note holder is entitled to its share of the extraordinary receipts and excess cash flow based on each Senior Note holders pro rata share of outstanding debt to the total of outstanding Senior Notes principal plus total credit facility capacity. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding.

Concurrent with the closing of the new credit facility, the Company repaid in full its higher interest rate 6.82% 2006 Senior Notes from borrowings under the new facility. The Company recorded a $0.7 million non-cash write-off of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010. Capitalized fees incurred to establish the new credit facility in the third quarter of 2010 were $1.2 million.
In the first quarter of 2010, the Company paid $17.2 million associated with extraordinary receipts from the sale of businesses that occurred in 2009. During the second quarter of 2010, the Company paid $15.3 million associated with 2009 excess cash flow. In addition, the Company’s Euro Bank term loan matured in February 2010, and the Company paid 12.5 million euros ($17.1 million U.S.) to extinguish the liability. Based on the Company’s 2010 excess cash flow, the Company will offer $0.4 million to the Senior Note holders. If accepted by the Senior Note holders, the early principal payment will be paid in the second quarter of 2011.
At October 30, 2010, the Company had $172.5 million of outstanding debt with a weighted average interest rate of 5.41%, of which 68.7% represented fixed rate instruments with a weighted average interest rate of 6.56%.
At October 30, 2010, the Company had $91.5 million of total capacity and $45.9 million of outstanding loans under the credit facility at a weighted average interest rate of 3.23%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12.6 million. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $17.8 million of availability on its credit facility as of October 30, 2010.
The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year other than the 2010 excess cash flow payment discussed above, which is expected to be paid in the second quarter of 2011. Excluding the 2010 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months. As a result of the Company’s requirement to offer the 2010 excess cash flow amount, $0.4 million has been classified in current maturities of long-term debt.
The Company was in compliance with all debt covenants as of October 30, 2010. On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments are effective starting in the Company’s first quarter of 2011. Under the Amendments, the Company’s maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30.0 million when the Company’s Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes. In addition, the Company is subject to certain restrictions on its ability to complete acquisitions. Capitalized fees incurred in the first quarter of 2011 for the Amendments were approximately $1.5 million. During the term of the Agreements, the Company is subject to an additional fee in the event the Company’s credit profile rating decreases to a defined level. The additional fee would be based on the Company’s debt level at that time and would have been approximately $1.1 million as of October 30, 2010.
While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.
We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations
The following table reconciles operating (loss) earnings (GAAP) to operating earnings excluding special items (Non-GAAP), net (loss) earnings from continuing operations (GAAP) to net earnings from continuing operations excluding special items (Non-GAAP) and net (loss) earnings from continuing operations per diluted share (GAAP) to net earnings from continuing operations per diluted share excluding special items (Non-GAAP):

(in thousands, except per share data)	2010	2009

Operating (loss) earnings (GAAP)	$(61,136)	$26,135
CEO separation costs	1,369	—
Goodwill impairment	56,149	—
Other intangible and fixed asset impairments	13,674	2,592
Restructuring and exit costs	7,290	5,234

Special items subtotal	78,482	7,826

Operating earnings excluding special items (Non-GAAP)	$17,346	$33,961

Net (loss) earnings from continuing operations (GAAP)	$(49,643)	$3,305
CEO separation costs, net of tax	833	—
Goodwill impairment, net of tax	45,033	—
Other intangible and fixed asset impairments, net of tax	8,319	2,420
Restructuring and exit costs, net of tax	4,454	3,248
Debt extinguishment costs, net of tax	456	—
Tax benefits from restructuring of foreign operations	(4,401)	—

Special items subtotal	54,694	5,668

Net earnings from continuing operations excluding special items (Non-GAAP)	$5,051	$8,973

Net (loss) earnings from continuing operations per diluted share (GAAP)	$(1.60)	$0.11
CEO separation costs, net of tax	0.03	—
Goodwill impairment, net of tax	1.46	—
Other intangible and fixed asset impairments, net of tax	0.27	0.08
Restructuring and exit costs, net of tax	0.13	0.10
Debt extinguishment costs, net of tax	0.01	—
Tax benefit on restructuring of foreign operations	(0.14)	—

Special items subtotal	1.76	0.18

Net earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$0.16	$0.29

The following table reconciles operating (loss) earnings (GAAP) to operating (loss) earnings excluding special items (Non-GAAP) by segment (in thousands):

	2010			2009
			Operating			Operating (Loss)
			(Loss) Earnings			Earnings
			Excluding	Operating		Excluding
	Operating (Loss)	Special	Special Items	(Loss) Earnings	Special	Special Items
Segment	Earnings (GAAP)	Items	(Non-GAAP)	(GAAP)	Items	(Non-GAAP)
Custom Sheet and Rollstock	$21,034	$3,295	$24,329	$27,256	$3,309	$30,565
Packaging Technologies	(30,916)	53,483	22,567	30,556	1,207	31,763
Color & Specialty Compounds	(14,301)	20,244	5,943	5,132	3,004	8,136
Corporate	(36,953)	1,460	(35,493)	(36,809)	306	(36,503)

Total	$(61,136)	$78,482	$17,346	$26,135	$7,826	$33,961

Contractual Obligations
The following table summarizes our contractual obligations as of October 30, 2010, and the estimated payments due by period:

		Less than 1			Greater than
Contractual Obligations (in thousands)	Total	Year	Years 2 & 3	Years 4 & 5	5 Years

Long-term debt obligations (principal and interest)	$209,488	$10,123	$63,509	$101,074	$34,782
Capital lease obligations	5,422	683	1,268	1,172	2,299
Operating lease obligations	15,240	4,841	4,554	2,463	3,382
Purchase obligations	87,163	87,163	—	—	—
Take-or-Pay obligations	2,358	2,358	—	—	—

Total	$319,671	$105,168	$69,331	$104,709	$40,463

Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at October 30, 2010. As discussed above, certain of our long-term debt agreements are subject to mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments other than the $0.4 million recorded as a current maturity of long-term debt. This mandatory prepayment was based on our excess cash flow during 2010 and is expected to be paid during the second quarter of 2011 if accepted by the Senior Note holders. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates. Purchase and take-or-pay obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. The table does not include long-term contingent liabilities, deferred compensation obligations and liabilities related to deferred taxes because the Company is not certain when these liabilities will become due.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must select and apply various accounting policies. Our most significant accounting policies are described in the notes to the consolidated financial statements. In order to apply our accounting policies, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders’ equity, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. Accounting policies, estimates and judgments which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Revenue Recognition
We recognize revenue as product is shipped and title passes to the customer. We manufacture our products either to standard specifications or to custom specifications agreed upon with the customer in advance, and we inspect our products prior to shipment to ensure that these specifications are met. We monitor and track product returns and the corresponding provisions established. Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past. Any significant increase in returns could have a material negative impact on our operating results.
Allowance for Doubtful Trade Receivables
We perform ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s creditworthiness, as determined by our review of their current credit information. We monitor market and economic conditions as well as collections and payments from our customers. We maintain a provision for estimated credit losses based upon any specific customer collection issues identified, including market and economic conditions. While such credit losses have historically been within our expectations and the provisions established, actual credit loss rates may differ from our estimates. Any significant increase in credit losses in excess of our expectations could have a material negative impact on the value of our trade receivables and operating results and cash flows.
Inventory Valuation and Obsolescence
We value inventories at the lower of (i) cost to purchase or manufacture the inventory or (ii) the current estimated enterprise value of the inventory. We also buy scrap and recyclable material (including regrind material) to be used in future production. We record these inventories initially at purchase price, and based on the inventory aging and other considerations for realizable value, we write down the carrying value to realizable value where appropriate. We review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, most of our business involves the manufacture of custom products, where the loss of a specific customer could increase the amount of excess or obsolete inventory on hand. Although we make efforts to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and operating results.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets. In compliance with the Property, Plant and Equipment topic of the ASC, fixed assets are reviewed for impairment whenever conditions indicate that the carrying amount may not be recoverable. In evaluating the recoverability of long-lived assets, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows, and a corresponding loss is recorded. The accompanying notes to the consolidated financial statements disclose the impact of fixed asset impairments and the factors which led to these impairments.
Goodwill
We follow the guidance of the Business Combinations topic of the ASC in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed. Goodwill is assigned to the reporting unit that benefits from the acquired business. Our annual goodwill impairment testing date is the first day of the Company’s fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the implied fair value of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the recorded and unrecorded assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable. The accompanying notes to the consolidated financial statements disclose the impact of goodwill impairments and the factors that led to these impairments.
Other Intangible Assets
Costs allocated to customer relationships, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-line basis over the assets’ estimated useful life ranging from three (3) to twenty (20) years. In accordance with the Intangibles — Goodwill and Other topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash flow shortfall on a discounted basis, and a corresponding loss is recorded. The accompanying notes to the consolidated financial statements disclose the impact of intangible asset impairments and the factors that led to these impairments.
Income Taxes
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
Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent that such earnings are reinvested for an indefinite period of time. If those undistributed foreign earnings were not considered indefinitely reinvested, we would be required to recognize additional income tax expense.
The Company accounts for income taxes under the updated provisions of the Income Taxes topic of the ASC. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company’s returns in the jurisdictions in which Spartech does business. Management regularly assesses the tax risk of the company’s return filing positions and believes its accruals for uncertain tax benefits are adequate as of October 30, 2010.
Litigation and Other Contingencies
We are involved in litigation in the ordinary course of business, including environmental matters. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals and, therefore, could have a material impact on our consolidated results of operations, financial position or cash flows, in a future reporting period.
Restructuring and Exit Costs
The Company follows the guidance of the Exit or Disposal Cost Obligations topic of the ASC in recognizing restructuring costs related to exit or disposal cost obligations. Detailed documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.
For additional information regarding our significant accounting policies, as well as the impact of recently issued accounting standards, see the accompanying notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At October 30, 2010, we had $53.9 million of debt subject to variable short-term interest rates and $118.6 million of fixed rate debt outstanding. Based upon the October 30, 2010, balance of the floating rate debt, a hypothetical 10% increase or decrease in interest rates would cause an estimated $0.9 million impact on annual interest expense. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair value of our fixed rate debt is subject to changes in interest rates and the October 30, 2010 fair values of such instruments are disclosed in the accompanying notes to the consolidated financial statements.
Foreign Currency Exchange Risk
We are also exposed to market risk through changes in foreign currency exchange rates, including the Canadian dollar, euro and Mexican peso. Based upon our October 30, 2010 currency exposures, a hypothetical 10% weakening of the U.S. dollar against the Canadian dollar and euro would cause an approximate $0.8 million and $0.3 million decrease, respectively, in future earnings, fair values and cash flows and have an immaterial impact against the Mexican peso. Based on our October 31, 2009, currency exposure, a hypothetical ten-percent weakening of the U.S. dollar against the Canadian dollar would have caused an approximate $3.0 million decrease in future earnings, fair values and cash flows and would have had an immaterial impact against the euro and Mexican peso. The decrease in our exposure to the Canadian dollar is discussed further in the notes to the consolidated financial statements.
Commodity Price Risk
The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. As the price of resin increases or decreases, market prices for the Company’s products will also generally increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company’s gross profit and operating income. The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. The Company attempts to minimize its exposure to resin price changes by entering into indexed product sales pricing contracts with customers and carefully managing the quantity of its inventory on hand.
See Part I — Item 1A. “Risk Factors” for additional disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Responsibility for Financial Statements
The Company’s management is responsible for the integrity and accuracy of the consolidated financial statements. Management believes that the consolidated financial statements for the three years ended October 30, 2010, October 31, 2009, and November 1, 2008 have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company’s disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.
In meeting its responsibility for the reliability of the consolidated financial statements, management relies on a system of internal controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization and recorded properly to allow the preparation of financial statements in accordance with accounting principles generally accepted in the United States. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected in a timely period.
The Company’s Board of Directors is responsible for ensuring the independence and qualifications of Audit Committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The Audit Committee consists of three independent directors and oversees the Company’s financial reporting and internal controls system. The Audit Committee meets with management, the independent registered public accounting firm and internal auditors periodically to review auditing, financial reporting and internal control matters. The Audit Committee held nine (9) meetings during fiscal 2010.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to express an opinion on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting. Ernst & Young LLP’s opinions are based on procedures which the firm believes to be sufficient to provide reasonable assurance that the consolidated financial statements contain no material errors and that the Company’s internal controls are effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of October 30, 2010.
The Company’s independent registered public accounting firm, Ernst & Young LLP, was appointed by the Audit Committee of the Company’s Board of Directors and ratified by the Company’s shareholders. Ernst & Young LLP has audited and reported on the consolidated financial statements of Spartech Corporation and its subsidiaries and the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Spartech Corporation and subsidiaries (collectively, the “Company”) as of October 30, 2010, and October 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the three years in the period ended October 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and subsidiaries at October 30, 2010, and October 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartech Corporation and subsidiaries’ internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 13, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
January 13, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries
We have audited Spartech Corporation and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 30, 2010 and October 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 30, 2010, and our report dated January 13, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
January 13, 2011

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 30,	October 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$4,900	$26,925
Trade receivables, net of allowances of $3,404 and $2,470, respectively	134,902	130,355
Inventories, net of inventory reserves of $6,539 and $5,430, respectively	79,691	62,941
Prepaid expenses and other current assets, net	35,789	33,299
Assets held for sale	3,256	2,907

Total current assets	258,538	256,427

Property, plant, and equipment, net	211,844	229,003
Goodwill	87,921	144,345
Other intangible assets, net	14,559	28,404
Other long-term assets	4,279	3,892

Total assets	$577,141	$662,071

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$880	$36,079
Accounts payable	129,037	103,484
Accrued liabilities	34,112	39,505

Total current liabilities	164,029	179,068

Long-term debt, less current maturities	171,592	180,355

Other long-term liabilities:
Deferred taxes	42,648	58,736
Other long-term liabilities	5,866	7,033

Total liabilities	384,135	425,192

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,884,503 and 30,719,277 shares, respectively	24,849	24,849
Contributed capital	204,966	204,183
Retained earnings	10,036	60,411
Treasury stock, at cost, 2,247,343 and 2,412,569 shares, respectively	(52,730)	(54,860)
Accumulated other comprehensive income	5,885	2,296

Total shareholders’ equity	193,006	236,879

Total liabilities and shareholders’ equity	$577,141	$662,071

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	2010	2009	2008

Net sales	$1,022,896	$926,777	$1,321,169

Costs and expenses
Cost of sales	914,293	810,469	1,204,932
Selling, general and administrative expenses	88,852	77,868	88,073
Amortization of intangibles	3,774	4,479	5,163
Goodwill impairments	56,149	—	217,974
Other intangible and fixed asset impairments	13,674	2,592	9,031
Restructuring and exit costs	7,290	5,234	2,230

Total costs and expenses	1,084,032	900,642	1,527,403

Operating (loss) earnings	(61,136)	26,135	(206,234)

Interest, net of interest income	12,025	15,379	19,403
Debt extinguishment costs	729	—	—

(Loss) earnings from continuing operations before income taxes	(73,890)	10,756	(225,637)

Income tax (benefit) expense	(24,247)	7,451	(53,988)

Net (loss) earnings from continuing operations	(49,643)	3,305	(171,649)

Net (loss) earnings from discontinued operations, net of tax	(732)	5,046	(20,463)

Net (loss) earnings	$(50,375)	$8,351	$(192,112)

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.60)	$0.11	$(5.61)
(Loss) earnings from discontinued operations, net of tax	(0.03)	0.16	(0.68)

Net (Loss) earnings per share	$(1.63)	$0.27	$(6.29)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.60)	$0.11	$(5.61)
(Loss) earnings from discontinued operations, net of tax	(0.03)	0.16	(0.68)

Net (Loss) earnings per share	$(1.63)	$0.27	$(6.29)

Dividends declared per share	$—	$0.05	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated Other
					Comprehensive	Total Shareholders’
	Common Stock	Contributed Capital	Retained Earnings	Treasury Stock	Income (Loss)	Equity

Balance, November 3, 2007	$24,849	$200,485	$257,111	$(52,531)	$9,366	$439,280

Net loss	—	—	(192,112)	—	—	(192,112)
Other comprehensive loss:
Translation adjustments	—	—	—	—	(7,280)	(7,280)

Comprehensive loss						(199,392)

Issuance of common stock	—	(1,282)	—	4,094	—	2,812
Stock-based compensation	—	3,453	—	178	—	3,631
Dividends declared	—	—	(11,291)	—	—	(11,291)
Treasury stock purchases	—	—	—	(8,130)	—	(8,130)
Adjustment to initially apply FASB guidance for income tax uncertainties	—	—	(120)	—	—	(120)

Balance, November 1, 2008	$24,849	$202,656	$53,588	$(56,389)	$2,086	$226,790

Net earnings	—	—	8,351	—	—	8,351
Other comprehensive income:
Translation adjustments	—	—	—	—	210	210

Comprehensive income						8,561

Stock-based compensation	—	1,527	—	1,529	—	3,056
Dividends declared	—	—	(1,528)	—	—	(1,528)

Balance, October 31, 2009	$24,849	$204,183	$60,411	$(54,860)	$2,296	$236,879

Net loss	—	—	(50,375)	—	—	(50,375)
Other comprehensive income:
Translation adjustments	—	—	—	—	3,589	3,589

Comprehensive loss						(46,786)

Stock-based compensation	—	783	—	2,130	—	2,913

Balance, October 30, 2010	$24,849	$204,966	$10,036	$(52,730)	$5,885	$193,006

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities
Net (loss) earnings	$(50,375)	$8,351	$(192,112)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	36,632	44,030	47,201
Stock-based compensation expense	3,107	3,071	3,634
Goodwill impairment	56,424	—	238,641
Other intangible and fixed asset impairments	13,674	2,592	15,846
Restructuring and exit costs	2,849	2,114	659
Gain on disposition of assets, net	(1,116)	(6,242)	—
Provision for bad debt expense	8,111	4,321	4,763
Deferred taxes	(22,067)	2,523	(59,100)
Change in current assets and liabilities:
Trade receivables	(12,175)	36,254	31,326
Inventories	(16,467)	29,343	19,026
Prepaid expenses and other current assets	2,868	(9,635)	1,727
Accounts payable	24,283	(47,519)	(11,691)
Accrued liabilities	(5,837)	(4,736)	(2,766)
Other, net	(581)	797	(542)

Net cash provided by operating activities	39,330	65,264	96,612

Cash flows from investing activities
Capital expenditures	(21,432)	(8,098)	(17,276)
Proceeds from the disposition of assets	3,560	32,677	584
Business acquisitions	—	—	(792)

Net cash (used) provided by investing activities	(17,872)	24,579	(17,484)

Cash flows from financing activities
Bank credit facility borrowings (payments), net	45,900	(41,600)	(49,903)
Payments on notes and bank term loan	(87,582)	(18,936)	(7,876)
Payments on bonds and leases	(515)	(1,183)	573
Debt issuance costs	(1,174)	(215)	(2,424)
Cash dividends on common stock	—	(3,057)	(13,926)
Issuance of common stock	—	—	2,812
Stock-based compensation exercised	(194)	(15)	16
Treasury stock acquired	—	—	(9,667)

Net cash used by financing activities	(43,565)	(65,006)	(80,395)

Effect of exchange rate changes on cash and cash equivalents	82	(30)	(24)

(Decrease) increase in cash and cash equivalents	(22,025)	24,807	(1,291)

Cash and cash equivalents at beginning of year	26,925	2,118	3,409

Cash and cash equivalents at end of year	$4,900	$26,925	$2,118

Supplemental Disclosures:
Cash paid during the year for:
Interest	$12,780	$16,222	$18,829
Income taxes	5,711	6,598	257

Schedule of business acquisitions:
Fair value of assets acquired	—	—	187
Liabilities assumed	—	—	605
Purchase price adjustments	—	—	—

Total cash paid	$—	$—	$792

The accompanying notes are an integral part of these consolidated financial statements.

1) Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain reclassifications have been made to the prior period financial statements and notes to conform to the current period presentation. Dollars presented are in thousands except per share data, unless otherwise indicated.
In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic, Discontinued Operations. Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group. See Notes 2 and 15 for further discussion of the Company’s discontinued operations and segments, respectively.
The Company’s fiscal year ends on the Saturday closest to October 31st. Fiscal years presented in this report contain 52 weeks and years presented are fiscal unless noted otherwise.
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated in consolidation.
Segments
Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the second quarter of 2010, the Company moved organizational reporting and management responsibilities of two businesses previously included in the Color and Specialty Compounds segment to the Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized the internal reporting and management responsibilities of certain product lines between the Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments beginning in the second quarter. Accordingly, historical segment results have been reclassified to conform to these changes. See Note 15 for further discussion of the Company’s segments.
Revenue Recognition
The Company manufactures products either to standard specifications or to custom specifications agreed upon with the customer in advance, and it inspects products prior to shipment to ensure that these specifications are met. Revenues are recognized as the product is shipped and title passes to the customer in accordance with generally accepted accounting principles in the United States based on the Revenue Recognition topic of the ASC. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful accounts, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, value of equity-based awards, restructuring reserves, self-insurance reserves, environmental reserves, contingencies, certain accruals, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect the results of operations, financial condition and cash flows.
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts
The Company performs ongoing credit evaluations of customers, including reviewing creditworthiness from third-party reporting agencies, monitoring market and economic conditions, monitoring payment histories, and adjusting credit limits as necessary. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on an assessment of risk and specifically identified customer collection issues.
Inventories
Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximate average cost. Standard costs are revised at least once annually, the effect of which is allocated between inventories and cost of sales. Finished goods include the costs of material, labor and overhead.
Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $32,858, $36,824 and $38,115 in years 2010, 2009 and 2008, respectively.

Classification	Years
Buildings and leasehold improvements	20-25
Machinery and equipment	12-16
Furniture and fixtures	5-10
Computer equipment and software	3-7
In compliance with the Property, Plant and Equipment topic of the ASC, long-lived assets are reviewed for impairment whenever in management’s judgment conditions indicate the carrying amount may not be recoverable. In evaluating the recoverability of long-lived assets, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows, and a corresponding loss is recorded. See Note 5 for further discussion of the Company’s property, plant and equipment balances and impairment testing results.
Goodwill
The Company follows the guidance of the Business Combinations topic of the ASC in recording goodwill arising from a business combination as the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed. Goodwill is assigned to the reporting unit that benefits from the acquired business. The Company’s annual goodwill impairment testing date is the first day of the Company’s fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process that requires the Company to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes that the estimates of the underlying components of fair value are reasonable. See Note 4 for further discussion of the Company’s goodwill balances and annual impairment testing results.
Other Intangible Assets
Costs allocated to customer relationships, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-line basis over the assets’ estimated useful life ranging from three (3) to twenty (20) years. In accordance with the Intangibles — Goodwill and Other topic of the ASC, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible. If the assessment indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is recorded. See Note 4 for further discussion of the Company’s intangible asset balances and impairment testing results.

Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value of financial instruments:
•	Cash, accounts receivable, notes receivable, accounts payable and accrued liabilities — The carrying value of these instruments approximates fair value due to their short-term nature.

•	Long-term debt (including bank credit facilities) — The estimated fair value of the long-term debt is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. See Note 3 for further details.
Stock-Based Compensation
In accordance with the Compensation — Stock Compensation topic of the ASC, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
Foreign Currency Translation
Assets and liabilities of the Company’s non-U.S. operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date, and adjustments resulting from the translation process are included in accumulated other comprehensive income. All income and expense activity is translated using the average exchange rate during the period. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the consolidated statements of operations when they occur. The Company’s foreign currency loss from continuing operations, net totaled $2,146, $1,967 and $901 in 2010, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
Income Taxes
In accordance with the Income Taxes topic of the ASC, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization. A valuation allowance is established to the extent management believes that it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The actual realization of the deferred taxes may be materially different from the amounts provided for in the consolidated financial statements due to the complexities of tax laws, changes in statutory tax rates, and estimates of the company’s future taxable income levels by jurisdiction. Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent such earnings are reinvested for an indefinite period of time.
The Company accounts for income taxes under the updated provisions of the Income Taxes topic of the ASC. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company’s returns in the jurisdictions in which it does business. Management regularly assesses the tax risk of the Company’s return filing positions and believes that its accruals for uncertain tax benefits are adequate as of October 30, 2010.
Comprehensive Income
Comprehensive income is the Company’s change in equity during the period related to transactions, events and circumstances from non-owner sources. At October 30, 2010, and October 31, 2009, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments.
Restructuring and Exit Costs
The Company follows the guidance of the Exit or Disposal Cost Obligations topic of the ASC in recognizing restructuring costs related to exit or disposal cost obligations. Documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.
Litigation and Other Contingencies
The Company is involved in litigation in the ordinary course of business, including environmental matters. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with the Contingencies topic of the ASC, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.
New Accounting Standards
In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Accordingly the Company will adopt this amendment in fiscal year 2011. Adoption of this amendment is not expected to have an effect on the Company’s financial position, results of operations or cash flows.
In February 2008, the FASB issued a standard that delayed the effective date of the new guidance regarding fair value measurement and disclosure for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Accordingly, the Company adopted in fiscal year 2010 the additional requirements of the Fair Value Measurements and Disclosures topic of the ASC that were deferred by this standard. See Note 3 for further discussion regarding the adoption of this standard and additional information regarding fair value measurements.
In June 2008, the FASB issued an accounting standard that addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share (“EPS”) under the “two-class method.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the standard, the Company’s unvested restricted stock awards are considered participating securities because they entitle holders to receive non-forfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested restricted stock awards. The standard became effective for the Company on November 1, 2009, when the two-class method of computing basic and diluted EPS was applied for all periods presented.
In December 2007, the FASB issued guidance on the Business Combinations topic of the ASC. Under the guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. In addition, acquired in-process research and development is capitalized at fair value as an intangible asset and amortized over its estimated useful life. The Business Combinations topic is effective for the Company’s business combinations beginning in fiscal year 2010. The guidance has no effect on the Company’s historical consolidated financial statements.
2) Discontinued Operations
Wheels Business Divestiture
On October 27, 2009, the Company sold its wheels business, a manufacturer of PVC tire and plastic wheel assemblies primarily for the lawn and garden and medical markets. The sales price was $34,500 included $6,000 of contingent payments, which are based on performance of the wheels business during 2010, 2011 and 2012. To date, the Company has not recognized any of the contingent consideration from this transaction. The wheels business has been segregated from continuing operations and presented as discontinued operations. The wheels business was previously reported as a part of the Engineered Products group, which no longer exists.
Profiles Business Divestiture
Effective October 3, 2009, the Company sold its profiles extrusion business located in Winnipeg, Manitoba, Canada. The profiles business was principally engaged in the manufacturing of profile window frames and fencing for the building and construction market. The sales price for the business was $7,000 Canadian (approximately $6,486 U.S.). The profiles business has been segregated from continuing operations and presented as discontinued operations. The profiles business was previously reported as a part of the Engineered Products group, which no longer exists. In October 2010, the Company finalized the closing EBITDA and working capital sales price adjustment of the Profiles divesture, which resulted in a reduction to the prior year gain on sale by $571.

Other Closures
During 2009, the Company closed and liquidated its marine business in Rockledge, Florida, closed its sheet business in Donchery, France, and closed a compounding business located in Arlington, Texas. These businesses have been separated from continuing operations and are presented as discontinued operations. A summary of the net sales and the net earnings (loss) from discontinued operations is as follows:

	2010	2009	2008

Net sales	$8	$48,857	$77,724
Costs and expenses	533	50,495	100,993

	(525)	(1,638)	(23,269)

(Loss) gain on the sale of discontinued operations	(571)	10,768	—

(Loss) earnings from discontinued operations before income taxes	(1,096)	9,130	(23,269)
(Benefit) provision for income taxes	(364)	4,084	(2,806)

(Loss) earnings from discontinued operations, net of tax	$(732)	$5,046	$(20,463)

As permitted under the Discontinued Operations topic of the ASC, the Company allocated interest expense to the discontinued operations in 2009 and 2008. As the allocation of interest is only permitted when there are associated revenues and no associated revenues existed in the current year, no interest expense was allocated to discontinued operations in 2010. Total interest expense allocated in 2009 and 2008 was $1,235 and $1,172, respectively, and was based on debt pay down from the proceeds of sold businesses and related debt borrowing rates.
3) Fair Value of Financial Instruments
Effective November 2, 2008, the Company adopted the Fair Value Measurements and Disclosures topic of the ASC. Disclosures for non-financial assets and liabilities that are measured at fair value, but are recognized and disclosed as fair value on a non-recurring basis, were required prospectively beginning November 1, 2009. The Fair Value Measurements and Disclosures topic of the ASC defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.
The Company performs an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. The Company’s financial instruments, including cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, have net carrying values that approximate their fair values due to the short-term nature of these instruments.
The standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:
Level 1 inputs — Quoted prices for identical assets and liabilities in active markets.
Level 2 inputs — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, observable inputs other than quoted prices and inputs that are derived principally from or corroborated by other observable market data.
Level 3 inputs — Unobservable inputs reflecting the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
The estimated fair value of the long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	October 30, 2010		October 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Total debt (including credit facilities)	$172,472	$176,631	$216,434	$205,776

The following table presents non-financial assets measured at fair value on a non-recurring basis subsequent to their initial recognition:

	October 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
Goodwill	$87,921	$—	$—	$87,921	$(56,149)
Intangible assets, net	14,559	—	—	14,559	(10,013)
Assets held for sale	3,256	—	—	3,256	(1,449)

	$105,736	$—	$—	$105,736	$(67,611)

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management’s best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.
The losses shown in the table above reflect impairments recorded during the year ended October 30, 2010. Refer to Notes 4, 5 and 6 for additional information.
4) Goodwill and Identifiable Intangible Assets
Goodwill
The Company’s annual measurement date for its goodwill impairment test is the first day of its fourth quarter. The Company also tests for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As discussed in Note 1, the Company reorganized its reportable segments in the second quarter of 2010. These changes resulted in reclassification of goodwill from the Color and Specialty Compounds reporting unit to the Custom Sheet and Rollstock reporting unit and reclassification of goodwill between the Custom Sheet and Rollstock reporting unit and the Packaging Technologies reporting unit.
The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the Company performs the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, EBITDA (earnings before interest, taxes, depreciation and amortization) and capital expenditure forecasts. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from the Company’s estimates. The following is a description of the valuation methodologies the Company used to derive and test the reasonableness of the fair value of the reporting units:
•	Income approach: To determine fair value, the Company discounted the expected cash flows of the reporting units. The Company calculated expected cash flows using forecasted annual revenue growth rates between approximately 2%-11% for each reporting unit over the next five years. We used discount rates between approximately 12%-14%, which represents the estimated weighted average cost of capital and reflects the overall level of inherent risk involved in the respective operations and the rate of return expected by market participants. To estimate cash flows beyond the final year of our forecast of five years, the Company used terminal growth rates of between approximately 2%-3% and incorporated the present value of the resulting terminal value into its estimate of fair value.

•	Guideline public company multiples: The Company used the guideline public company method to select reasonably similar/guideline publicly traded companies for each of the Company’s reporting units. Using the guideline public company method, the Company calculated EBITDA multiples for each of the public companies using both historical and forecasted EBITDA figures. By applying these multiples to the appropriate historical and forecasted EBITDA figures for each reporting unit, fair value estimates were calculated.

•	Mergers and acquisitions transaction multiples: The Company calculated EBITDA multiples realized in actual mergers and acquisition transactions for the acquisition of comparable companies. Using the transaction multiples, the Company calculated EBITDA multiples for each of the seller companies using historical EBITDA figures. By applying these multiples to the appropriate historical EBITDA figures for each reporting unit, fair value estimates were calculated.
The Company weighted the discounted cash flow method 100% in the valuation of each reporting unit and relied upon fair value estimates for each reporting unit using the public company and transaction multiples to test the reasonableness of the fair value estimates under the discounted cash flow method.
In 2010, the first step of the Company’s impairment analysis indicated that the fair value of the its Custom Sheet and Rollstock reporting unit exceeded its carrying amount by a substantial amount. Changes in any assumptions plus or minus 10% would not require goodwill impairment in the Custom Sheet and Rollstock reporting unit. Due to the difference between the Company’s enterprise value and book value and the results of the Company’s annual impairment test, the Company concluded that the carrying amounts of the Packaging Technologies and Color and Specialty Compounds reporting units exceeded their respective fair values. Accordingly, the Company performed the second step analysis, which compared the implied fair value of these segments’ goodwill with the carrying amount of each respective reporting unit’s goodwill. The process of determining a reporting unit’s implied fair value of goodwill involved estimation of the fair value of the reporting unit’s recorded and unrecorded tangible and intangible assets and liabilities. If the implied fair value of goodwill exceeded the carrying amount, then goodwill was not considered impaired. However, if the carrying amount of goodwill exceeded the implied fair value, an impairment loss was recognized in an amount equal to that excess.
Based upon the results of a third-party appraisal of long-lived assets and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that $44,800 and $11,349 of goodwill impairments in the Packaging Technologies and Color and Specialty Compounds reporting units, respectively, were required. A tax benefit was recognized on a portion of these goodwill impairments. See Note 11 for further details on the tax effect of the goodwill impairments. Changes in the carrying amount of goodwill for the years ended October 30, 2010, and October 31, 2009, are as follows:

	Custom Sheet and	Packaging	Color and Specialty	Engineered
	Rollstock	Technologies	Compounds	Products	Total

Goodwill balance as of November 1, 2008	$21,023	$94,636	$18,402	$11,437	$145,498
Transfer of business	10,284	—	—	(10,284)	—
Wheels divesture	—	—	—	(1,153)	(1,153)

Goodwill balance as of October 31, 2009	31,307	94,636	18,402	—	144,345
Discontinuance of business	(275)	—	—	—	(275)
Segment reorganization	9,423	(2,370)	(7,053)	—	—
Impairment	—	(44,800)	(11,349)	—	(56,149)

Goodwill balance as of October 30, 2010	$40,455	$47,466	$—	$—	$87,921

The Spartech Townsend reporting unit was transferred to the Custom Sheet and Rollstock reporting unit as part of the discontinuance of the Engineered Products group and accordingly, $10,284 of goodwill was reclassified in 2009. See Note 15 for additional information regarding the change in the Company’s segment reporting.
Identifiable Intangible Assets
In 2010, the Company performed impairment analyses pursuant to the Property, Plant and Equipment topic of the ASC for certain other intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company’s impairment analyses using the expected present value of future cash flows, the Company determined that certain intangible assets were either fully or partially impaired. Accordingly, the Company recorded $10,013 of impairments to write down these intangible assets to fair value. Intangible asset impairments of $204, $7,020, and $2,789 were recorded in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.
As of October 30, 2010, and October 31, 2009, the Company had amortizable intangible assets as follows:

	2010				2009
	Gross Carrying	Accumulated		Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Impairments	Amount	Amount	Amortization	Amount

Non-compete agreements	$980	$(776)	$(204)	$—	$980	$(711)	$269
Customer contracts / relationships	21,579	(9,812)	(8,862)	2,905	21,587	(7,942)	13,645
Product formulations / trademarks	23,520	(10,919)	(947)	11,654	23,570	(9,080)	14,490

	$46,079	$(21,507)	$(10,013)	$14,559	$46,137	$(17,733)	$28,404

Amortization expense for intangible assets totaled $3,774, $4,478 and $5,163 in 2010, 2009 and 2008, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Intangible
Year Ended	Amortization
2011	$1,689
2012	1,689
2013	1,689
2014	1,677
2015	1,546
Thereafter	6,269

$14,559

In 2008, due to market conditions, the Company performed impairment analyses pursuant to the Property, Plant and Equipment topic of the ASC for certain other intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company’s impairment analyses using the expected present value of future cash flows, the Company determined that certain intangible assets were either fully or partially impaired. Accordingly, the Company recorded $6,906 of impairments to write down these intangible assets to fair value. These impairments were included in the Color and Specialty Compounds segment. Additionally, the Company changed the classification of one of its trademarks from an indefinite life intangible to an amortizable intangible and began to amortize it over twenty (20) years.
5) Property, Plant and Equipment
Property, plant and equipment at October 30, 2010, and October 31, 2009, consisted of the following:

	2010	2009
Land	$9,820	$11,211
Buildings and leasehold improvements	96,946	102,155
Machinery and equipment	373,898	376,360
Computer equipment and software	39,428	38,456
Furniture and fixtures	4,663	5,245

	524,755	533,427
Accumulated depreciation	(312,911)	(304,424)

	$211,844	$229,003

In 2010, due to a change in the manner and extent to which certain fixed assets will be used, the Company performed impairment analyses pursuant to the Property, Plant and Equipment topic of the ASC, on certain buildings and machinery and equipment where it was determined that the carrying amount may not be recoverable. Included in the analyses were buildings and machinery and equipment that are held for sale or have been abandoned. Based on the Company’s impairment analyses of fair value using the expected present value of future cash flows and the market approach, the Company determined that certain intangible assets were either fully or partially impaired. Accordingly, fixed asset impairments of $506, $2,326 and $829 were recorded in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.
In 2009, due to a change in the manner and extent to which certain fixed assets will be used, the Company performed impairment analyses pursuant to the Property, Plant and Equipment topic of the ASC, on certain buildings and machinery and equipment, including a facility that is held for sale, and determined that the carrying amount may not be recoverable. Based on the Company’s impairment analyses of fair value using the expected present value of future cash flows and the market approach, the Company determined that certain intangible assets were either fully or partially impaired. Accordingly, fixed asset impairments of $207, $549, and $1,836 were recorded in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.

6) Restructuring
Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	2010	2009	2008
Restructuring and exit costs:
Custom Sheet and Rollstock	$2,585	$2,711	$636
Packaging Technologies	(662)	623	762
Color and Specialty Compounds	5,276	1,593	821
Corporate	91	307	11

Total restructuring and exit costs	7,290	5,234	2,230
Income tax benefit	(2,836)	(1,986)	(753)

Impact on net earnings from continuing operations	$4,454	$3,248	$1,477

2008 Restructuring Plan
In 2008, the Company announced a restructuring plan to address declines in end-market demand and to build a low cost-to-serve model. The plan included the consolidation of production facilities, shutdown of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. Since the plan was initiated, the Company has closed a packaging facility in Mankato, Minnesota; compounding facilities in St. Clair, Michigan, and Kearny, New Jersey; and sheet facilities in Atlanta, Georgia, and Arlington, Texas. The following table summarizes the cumulative restructuring and exit costs incurred to date under the 2008 restructuring plan:

				Cumulative
	2010	2009	2008	To-Date
Employee severance	$1,821	$3,150	$827	$5,798
Facility consolidation and shut-down costs	3,386	1,667	258	5,311
Fixed asset valuation adjustments, net	2,083	417	667	3,167

Total	$7,290	$5,234	$1,752	$14,276

Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shutdowns as well as other job reductions. Facility consolidation and shutdown costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Fixed asset valuation adjustments, net represents the effect from accelerated depreciation for reduced lives on property, plant and equipment and adjustments to the carrying value of assets held-for-sale to fair value, net of gains or losses on the ultimate sales of the assets.
During 2010, the Company sold a closed facility previously included in the Packaging Technologies segment and recorded a $712 gain on the sale. Furthermore, the Company decided to sell certain fixed assets of the business and changed its fair value estimates of fixed assets that were previously held-for-sale and for certain fixed assets that the Company abandoned. The fair value analyses, which were based on prevailing market prices for similar assets, resulted in a determination that the carrying amounts may not be recoverable. Accordingly during 2010, the Company recorded non-cash fixed asset impairments of $1,077 and $1,718 in the Custom Sheet and Rollstock and Color and Specialty Compounds segments, respectively. The decisions to sell these fixed assets were part of the Company’s restructuring plan started in 2008, and accordingly, these expenses were included in restructuring and exit costs.
The Company expects to incur approximately $1,400 of additional restructuring and exit costs in continuing operations for initiatives announced through October 30, 2010, which will primarily consist of employee severance and facility consolidation and shutdown costs. The Company’s announced facility consolidations and shutdowns are expected to be substantially complete by the second quarter of 2011. As of October 30, 2010, the Company had $3,256 of assets held-for-sale, the values of which were estimated at fair value upon sale.
The Company’s total restructuring liability, representing severance and relocation costs, was $540 and $1,772 at October 30, 2010, and October 31, 2009, respectively. Cash payments for restructuring activities of continuing operations were $4,692 and $3,183 for the year ended October 30, 2010, and October 31, 2009, respectively.
2006 Restructuring Plan
In 2006, the Company announced the consolidation of three existing Custom Sheet and Rollstock production facilities into one newly constructed facility in Greenville, Ohio. During 2008, the Company incurred $478 in facility consolidation and shutdown costs related to the 2006 restructuring plan, which was finalized in the third quarter of 2008.

7) Inventories
Inventories at October 30, 2010, and October 31, 2009, consisted of the following:

	2010	2009
Raw materials	$50,258	$36,707
Production supplies	6,547	7,055
Finished goods	29,425	24,609
Inventory reserves	(6,539)	(5,430)

Total inventories, net	$79,691	$62,941

8) Stock-Based Compensation
The Company’s 2004 Equity Compensation Plan (the “Plan”) allows for grants of stock options, restricted stock and restricted stock units. In 2007, the Compensation Committee of the Board of Directors adopted an amendment to the Plan that provides for the grant of stock appreciation rights (“SARs”) and performance shares. Beginning in 2007, SARs, restricted stock and performance shares had replaced stock options as the equity compensation instruments used by the Company. The Company did not issue performance shares during 2010.
General
The following table details the effect of stock-based compensation from the issuance of equity compensation instruments on operating earnings (loss), net earnings (loss), and basic and diluted earnings (loss) per share:

	2010	2009	2008

Cost of sales	$129	$160	$253
Selling, general and administrative	2,978	2,878	3,284

Total stock-based compensation expense included inoperating earnings (loss)	3,107	3,038	3,537
Income taxes benefit	(1,182)	(1,187)	(1,076)

Impact on net earnings (loss) from continuing operations	$1,925	$1,851	$2,461

Effect on basic and diluted earnings (loss) from continuing operations	$0.06	$0.06	$0.08

As discussed in Note 18, the Company entered into a separation and release agreement with its former President and Chief Executive Officer during 2010. Pursuant to the terms of his employment, non-compete and severance agreements with the Company, all nonvested stock compensation was forfeited on his termination date, and $494 of compensation expense was reversed related to equity instruments that were initially expected to vest but were ultimately forfeited.
SARs
SARs are granted with lives of ten (10) years and graded vesting over four (4) years and are settled in the Company’s common stock. The estimated fair value is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods commensurate with the expected life of SARs, and expected life is based on historical experience and expected exercise patterns in the future. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The following table presents the assumptions used in valuing SARs granted during 2010, 2009 and 2008:

	2010	2009	2008

Weighted average fair value	$5.62	$1.69	$4.08
Assumptions used:
Expected dividend yield	0%	2%	3%
Volatility	70%	55%	40%
Risk-free interest rates	1.4-2.3%	1.6-1.8%	2.5-3.7%
Expected lives	5.5 Years	5.5 years	5.5 years

A summary of activity for SARs during 2010 is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, beginning of the year	956	$10.80
Granted	930	9.18
Exercised	4	5.62
Forfeited	526	10.44

Outstanding, end of the year	1,356	$9.84

Exercisable, end of the year	331	$12.99

Information with respect to SARs outstanding at October 30, 2010, is as follows (shares in thousands):

		Weighted	Remaining		Weighted
	Outstanding	Average Exercise	Contractual Life	Exercisable	Average
Range of Exercise Prices	Shares	Price	(in Years)	Shares	Exercise Price
$2.33 - 4.60	289	$3.84	8.3	102	$3.90
$6.98 - 9.92	647	8.71	9.3	24	9.92
$10.47 - 29.12	420	15.72	7.6	205	17.89

	1,356			331

The SARs outstanding at October 30, 2010, had an intrinsic value of $1,673.
Restricted Stock and Performance Shares
Restricted stock is granted at fair value based on the closing stock price on the date of grant and vests ratably over four (4) years. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest.
Performance share awards permit the holder to receive, after a specified performance period, a number of shares of the Company’s common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which the Company achieves certain performance criteria specified in the award relative to a selected group of peer companies. The awards cliff vest at the end of the performance period, which is three years. The fair value of performance shares is determined using a Monte Carlo simulation model and stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The Company did not issue performance shares in 2010. In connection with the Monte Carlo valuations for the 2009 and 2008 performance share issuances, the following table presents the assumptions used:

	2009	2008

Weighted average fair value	$3.51	$9.08
Assumptions used:
Volatility	71%	40%
Risk-free interest rates	1.2%	3.1%
A summary of activity for restricted stock and performance shares during 2010 is as follows (shares in thousands):

	Restricted Stock		Performance Shares
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Non-vested , beginning of the year	364	$9.37	214	$6.14
Granted	355	8.76	—	—
Vested	116	10.61	—	—
Forfeited	174	8.95	163	9.89

Non-vested , end of the year	429	$8.70	51	$3.51

The weighted average remaining requisite service periods for non-vested restricted stock and performance shares were 2.9 years and 0.5 years, respectively, as of October 30, 2010. Performance shares outstanding at October 30, 2010, had no intrinsic value.
During 2008, the Company granted 30,300 shares of restricted stock with a fair value of $410 to non-employee directors. These shares vested fifteen (15) days subsequent to their issuance, and all stock compensation expense related to the awards was recognized upon grant. In addition, during 2008, the Company granted 69,882 shares of restricted stock, which vest over three years, with a value of $1,000 to its Chairman of the Board of Directors based on the closing stock price on the date of grant.
Restricted Stock Units
Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. For restricted stock unit awards prior to 2009, the restricted period ends one year after the director leaves the Board of Directors. In 2009, the Plan was amended to change the definition of the restriction period to “upon immediately leaving the Board of Directors.” This change was effective for 2009 and 2010 awards. During 2010, 2009 and 2008, the Company granted 36,421, 39,501 and 991 restricted stock units with fair values of $350, $352 and $12, respectively, to non-employee directors based on the fair value of the Company’s stock at the date of grant. As of October 30, 2010, there were 103,474 restricted stock units outstanding.
Stock Options
Beginning in 2007, the Company no longer granted stock options under its plan. Stock-based compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.
A summary of activity for stock options for 2010, is as follows (shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Outstanding, beginning of the year	994	$21.18
Granted	—	—
Exercised	—	—
Forfeited	231	21.16

Outstanding, end of the year	763	$21.20

Exercisable, end of the year	763	$21.20

Information with respect to options outstanding at October 30, 2010 is as follows (shares in thousands):

		Weighted	Remaining		Weighted
	Outstanding	Average	Contractual	Exercisable	Average
Range of Exercise Prices	Shares	Exercise Price	Life (in Years)	Shares	Exercise Price
$11.19 - 21.10	314	$17.82	1.1	314	$17.82
$21.19 - 23.18	231	21.77	3.7	231	21.77
$23.48 - 26.02	218	25.48	3.8	218	25.48

	763			763

The total intrinsic value, cash received and actual tax benefits realized for stock options exercised in 2010, 2009 and 2008 were not material. Stock options outstanding and exercisable at October 30, 2010, had a remaining average term of 2.6 years. Stock options outstanding had no intrinsic value.
As of October 30, 2010, there was a total of $5,384 of unrecognized compensation cost for stock-based compensation awards, net of expected forfeitures. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

9) Long-Term Debt
Long-term debt at October 30, 2010, and October 31, 2009, consisted of the following:

	2010	2009

2006 Senior Notes	$—	$45,684
2004 Senior Notes	113,972	137,054
Credit facility	45,900	—
Euro Bank term loan	—	20,292
Other	12,600	13,404

Total debt	172,472	216,434
Less current maturities	880	36,079

Total long-term debt	$171,592	$180,355

On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity to $150,000 with an optional $50,000 accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and requires a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amendment from existing Senior Note holders, acquisitions are permitted subject to a maximum pro forma Leverage Ratio of 3.0 to 1 and minimum pro forma undrawn availability level of $25,000.
The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. Capitalized fees incurred to establish the new facility in the third quarter of 2010 were $1,174.
The new credit facility and amendment from existing Senior Note holders requires the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the new credit facility and amendment from existing Senior Note holders, if the Company sells a business, it is required to offer a percentage (varies based on the Company’s Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1,000 threshold. Also under the debt agreements, the Company is required to offer a percentage of our annual “excess cash flow” as defined in the agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. Each Senior Note holder is entitled to its share of the extraordinary receipts and excess cash flow based on each Senior Note holders pro rata share of outstanding debt to the total of outstanding Senior Notes principal plus total credit facility capacity. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding.
At October 30, 2010, the Company had $91,549 of total capacity and $45,900 of outstanding loans under the credit facility at a weighted average interest rate of 3.23%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12,551. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $17,806 of availability on its credit facility as of October 30, 2010. The Company’s credit facility borrowings are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.
At October 31, 2009, the Company did not have any loans outstanding under its bank credit facility; however, a portion of the revolver was used by several standby letters of credit totaling $14,170.
On June 5, 2006, the Company completed a $50,000 private placement of Senior Unsecured Notes, which were payable on June 5, 2011. The 2006 Senior Notes did not require annual principal payments other than repayments resulting from early principal payments. Interest on the 2006 Senior Notes was 6.82% and was payable semiannually on December 5 and June 5 of each year. Concurrent with the closing of the new credit facility in June of 2010, the Company repaid in full its higher interest rate 6.82% 2006 Senior Notes from borrowings under the new facility. The Company recorded a $729 non-cash write-off of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010.
On February 16, 2005, the Company entered into a 20,000 Euro Bank term loan that matured on February 16, 2010. Interest on the term loan was payable monthly at a floating rate chosen by the Company equal to either the one-month, three-month or six-month

EURIBO rate plus a 2.25% borrowing margin. At October 31, 2009, the 13,705 Euro bank term loan was outstanding at a rate of 2.39%. The Company’s Euro bank term loan matured on February 2010; as such, 13,705 euros ($20,292 U.S.) were included in the current maturities of long-term debt at October 31, 2009. The Company was required to offer early principal payments to the Euro Bank term loan holders based on a percentage of annual excess cash flow or extraordinary receipts as defined in the agreements. The Company made excess cash flow payments in February 2009 of 1,295 euros ($1,650 U.S.) to the Euro Bank term loan holders. The Company also made an early principal payment to the Euro Bank term holders of 1,197 euros ($1,742 U.S.) in the first quarter of 2009 related to extraordinary receipts on the sales of businesses. Upon maturity in February 2010, the Company paid 12,543 Euros ($17,123 U.S.) to extinguish the Euro Bank term loan. The Company borrowed from its revolving credit facility to fund the required excess cash flow and maturity payments.
On September 15, 2004, the Company completed a $150,000 private placement of Senior Unsecured Notes over a term of twelve (12) years. Interest on the 2004 Senior Notes is 6.58% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of October 30, 2010, if the Company were to prepay the full principal outstanding on the 2004 Senior Notes, the make-whole amount would have been $22,588. The 2004 Senior Notes require equal annual principal payments of $22,718 that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the agreements. The Company made excess cash flow payments in February 2010 and 2009 of $15,308 and $17,262, respectively, to the Senior Note holders. The Company also made an early principal payment to the Senior Note holders of $15,467 in the first quarter of 2009 related to extraordinary receipts on the sales of businesses. The Company borrowed from its revolving credit facility to fund the required excess cash flow payments.
Based on the Company’s 2010 excess cash flow, the Company will offer $380 to the Senior Note holders. If accepted by the Senior Note holders, the early principal payment is expected to be paid in the second quarter of 2011.
The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year other than the 2010 excess cash flow payment discussed above, which is expected to be paid in the second quarter of 2011. Excluding the 2010 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months. As a result of the Company’s requirement to offer the 2010 excess cash flow amount, $380 has been classified as a current maturity of long-term debt.
The Company’s other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 2.00% to 12.47%. Scheduled maturities of long-term debt for the next five years and thereafter are:

Year Ended	Maturities
2011	$880
2012	23,333
2013	23,186
2014	69,007
2015	23,133
Thereafter	32,933

$172,472

The Company was in compliance with all debt covenants as of October 30, 2010. On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments are effective starting in the Company’s first quarter of 2011. Under the Amendments, the Company’s maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30,000 when the Company’s Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes. In addition, the Company is subject to certain restrictions on its ability to complete acquisitions. Capitalized fees incurred in the first quarter of 2011 for the Amendments were approximately $1,500. During the term of the Agreements, the Company is subject to an additional fee in the event the Company’s credit profile rating decreases to a defined level. The additional fee would be based on the Company’s debt level at that time and would have been approximately $1,100 as of October 30, 2010.

While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.
10) Shareholders’ Equity
The authorized capital stock of the Company consists of 55,000,000 shares of $.75 par value common stock and 4,000,000 shares of $1 par value preferred stock. At October 30, 2010, the Company had 30,884,503 common shares issued and 2,247,343 shares of common stock as treasury shares, which are primarily utilized for issuance of common stock shares under the Company’s stock-based compensation plans.
During 2010, 99,266 common stock shares were issued from treasury for issuance under the Company’s stock-based compensation plan. During 2009, 76,506 common stock shares were issued from treasury for issuance under the Company’s stock-based compensation plan. See Note 8 for further information.
During 2008, 236,802 common shares were issued from treasury, of which 200,000 of these shares were sold to the Chairman of the Board of Directors. By prior agreement, the price per share was equal to the New York Stock Exchange closing price of the Company’s common stock on the date of sale, which was $14.06.
In September 2007, the Company’s Board of Directors approved the repurchase of up to 2 million shares of the Company’s stock. As part of this plan, the Company acquired 524,000 shares of common stock in 2008. No stock repurchases occurred in 2010 or 2009.
The Company has a Shareholder Rights Plan in which rights trade with, and are inseparable from, each share of common stock. Prior to exercise, a right does not give its holder any dividend, voting or liquidation rights. If a new person or group acquires beneficial ownership of 15% or more of the Company’s common stock, a right may be exercised to purchase one one-thousandth of a share of Series Z Preferred Stock for $70 per share. The rights will expire on April 2, 2011, and may be redeemed by the Company for $.01 per right at any time before a new person or group becomes a beneficial owner of 15% or more of the Company’s outstanding common stock.
11) Income Taxes
Earnings (loss) before income taxes from continuing operations consist of the following:

	2010	2009	2008
United States	$(77,334)	$12,627	$(219,918)
Non-U.S. operations	3,444	(1,871)	(5,719)

	$(73,890)	$10,756	$(225,637)

The provision for (benefit from) income taxes for 2010, 2009 and 2008 from continuing operations consists of the following:

	2010	2009	2008
Current:
Federal	$(3,041)	$(76)	$(881)
State and local	(159)	(743)	(1,303)
Foreign	1,090	432	1,131

Total current provision	(2,110)	(387)	(1,053)

Deferred tax (benefit) provision:
Federal	(20,081)	6,059	(43,646)
State and local	(1,754)	1,629	(7,249)
Foreign	(302)	150	(2,040)

Total deferred (benefit) provision	(22,137)	7,838	(52,935)

Total tax provision	$(24,247)	$7,451	$(53,988)

The income tax (benefit) provision on earnings of the Company from continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 35% is as follows:

	2010	2009	2008

Federal income tax provision (benefit) at statutory rate	$(25,861)	$3,764	$(78,973)
State income taxes, net of applicable federal income tax benefit	(2,051)	546	(4,471)
Impairment of non-deductible goodwill	9,679	—	31,229
Foreign valuation allowance	—	1,648	680
Net changes in uncertain tax positions	172	84	(1,764)
Net change due to change in rates	207	625	985
Research and development tax credit	—	(250)	(500)
Return to provision adjustments	(1,953)	663	(452)
Deemed liquidation of subsidiary	(2,770)	—	—
Reversal of APB 23 assertion	(1,631)	—	—
Other, net	(39)	371	(722)

Total tax provision	$(24,247)	$7,451	$(53,988)

The tax expense from the impairment of goodwill in 2010 and 2008 represents the portion of goodwill impairments that were not deductible for tax purposes. In September 2008, the U.S. federal government approved legislation that extended the research and development credit retroactively to the Company’s 2008 tax year and prospectively to the Company’s 2009 tax year. The research and development tax credit expired on December 31, 2009. Due to the fact the credit was not extended during the Company’s 2010 tax year, there was an unfavorable impact to Spartech’s fiscal 2010 effective income tax rate when compared to 2009 and 2008. In December 2010, the U.S. Federal government approved legislation that extended the research and development credit retroactively to the Company’s 2010 tax year and prospectively to the Company’s 2011 tax year. Accordingly, the Company expects to record a benefit for both tax years in the 2011 fiscal year.
In the first quarter of 2010, the Company initiated a restructuring of its French entity and in the second quarter of 2010, the Company’s Canadian entity used $18,500 to recapitalize the Company’s French operations. These transactions resulted in income tax benefits to the Company of $2,770 and $1,631 in the first and second quarter of 2010, respectively. The difference between the Company’s U.S. federal statutory rate and the Company’s effective rate for the year ended October 30, 2010, was primarily attributable to these transactions as well as the non-deductible portion of the goodwill impairment.
As of October 31, 2009, a deferred tax liability of $1,631 was provided for U.S. income and foreign withholding taxes associated with $4,200 of accumulated earnings of the Company’s foreign subsidiaries that the Company did not consider to be indefinitely reinvested outside of the United States. As a part of the Company’s Canadian investment in France this deferred tax liability was reversed in 2010. The Company does not provide for U.S. income and foreign withholding taxes on the remaining accumulated earnings of its foreign subsidiaries of $36,900 that are not subject to the United States income tax as it is the Company’s intention to reinvest these earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

At October 30, 2010, and October 31, 2009, the Company’s principal components of deferred tax assets and liabilities consisted of the following:

	2010	2009
Deferred tax assets
Employee benefits and compensation	$4,957	$3,414
Workers’ compensation	1,570	1,147
Inventory capitalization of reserves	1,715	1,261
Reserve for product returns	1,226	650
Deferred compensation benefit plans	958	935
Bad debt reserves	3,100	838
Foreign net operating loss	3,488	4,466
Installment note	688	685
Goodwill and other intangible assets	222	—
Other	4,485	3,096

Total deferred tax assets	22,409	16,492
Valuation allowance	(6,701)	(7,579)

Net deferred tax assets	15,708	8,913

Deferred tax liabilities
Property, plant and equipment	37,038	46,951
Goodwill and other intangible assets	—	9,466
Inventory capitalization of reserves	1,010	537
Basis adjustment	4,814	—
Other	1,251	2,451

Total deferred tax liabilities	44,113	59,405

Net deferred income tax liability	$28,405	$50,492

As of October 30, 2010 the Company had available $20,573 in net operating loss carryforwards related to the French operation. The Company assessed the likelihood as to whether or not the benefit of the deferred tax assets related to these net operating loss carryforwards would be realized based on the amount of positive and negative evidence available. The Company determined that a valuation allowance was required for the amount of gross deferred tax assets that cannot be carried back or used through tax planning strategies. These assets do not expire and would be realized upon consistent future earnings that are sustained over a period of time.
The amount of net unrecognized tax benefits as of October 30, 2010, was $503 ($643 gross unrecognized tax benefits) which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $503 which would lower the Company’s effective tax rate. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the U.S. federal tax benefit from state tax deductions.
The following table shows the activity related to gross unrecognized tax benefits excluding interest and penalties during fiscal years ended October 31, 2010 and October 31, 2009:

	2010	2009
Unrecognized tax benefits, beginning of the year	$757	$774
Additions based on current year tax positions	—	63
Additions for prior year tax positions	33	84
Reductions for prior year tax positions	(21)	(128)
Settlements with tax authorities	(124)	(104)
Lapses in statutes of limitations	(142)	68

Unrecognized tax benefits, end of year	$503	$757

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (codified primarily in the Income Taxes topic of the ASC), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (codified primarily in the Income Taxes topic of the ASC). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on technical merits.

Upon adoption of FIN 48, the Company changed its accounting policy to include interest and penalties related to income taxes in income tax expense. Prior to the adoption of FIN 48, interest was included in interest expense and penalties were included within selling, general and administrative expenses. As of October 30, 2010, the Company had accrued approximately $140 for the payment of interest and penalties relating to unrecognized tax benefits.
The Company is currently the subject of several income tax audits in multiple jurisdictions. The Company expects that within the next twelve (12) months, it will reach closure on certain of these audits or the statute of limitations will lapse. Management anticipates that the gross unrecognized tax benefit will decrease by as much as $183 within the next (12) months as a result of the resolution of audits currently in progress and the lapsing of the statute of limitations in multiple jurisdictions.
The Company files U.S. federal, U.S. state and foreign income tax returns. The statutes of limitations for U.S. federal income tax returns are open for fiscal year 2007 and forward. The IRS has completed its examination through 2006. For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2004.
12) Earnings (Loss) Per Share
Basic earnings (loss) per share excludes any dilution and is computed by dividing net earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The dilution from each of these instruments is calculated using the treasury stock method. Outstanding equity instruments that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands):

	2010	2009	2008
Antidilutive shares:
SSARs	838	477	593
Stock options	763	924	665
Unvested restricted stock	103	189	284

Total antidilutive shares excluded from diluted earnings per share	1,704	1,590	1,542

The Company used the two-class method to compute basic and diluted EPS for all periods presented. The reconciliation of the net earnings (loss) from continuing operations, net earnings (loss) attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for year ended October 30, 2010, October 31, 2009 and November 1, 2008 is as follows (shares in thousands):

	2010	2009	2008
Basic and diluted net earnings:
Net (loss) earnings from continuing operations	$(49,643)	$3,305	$(171,649)
Less: net (loss) earnings allocated to participating securities	(699)	98	(1,788)

Net (loss) earnings from continuing operations attributable to common shareholders	(48,944)	3,207	(169,861)
(Loss) earnings from discontinued operations, net of tax	(732)	5,046	(20,463)

Net (loss) earnings attributable to common shareholders	$(49,676)	$8,253	$(190,324)

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,536	30,382	30,264
Add: dilutive shares from equity instruments	—	88	—

Diluted weighted average shares outstanding	30,536	30,470	30,264

13) Employee Benefits
The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. Certain senior managers of the Company also participate in a non-qualified deferred compensation plan. Total cost for the plans in 2010, 2009 and 2008 was $2,322, $1,357 and $1,785, respectively.

14) Commitments and Contingencies
The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2010, 2009 and 2008 was $7,220, $7,525 and $8,530, respectively. Future minimum lease payments under non-cancelable operating leases, by year, are as follows:

Operating
Year Ended	Leases
2011	$4,841
2012	2,663
2013	1,891
2014	1,421
2015	1,042
Thereafter	3,382

$15,240

The Company has various short-term take-or-pay arrangements associated with the purchase of raw materials. As of October 30, 2010, these commitments totaled $2,358.
In September 2003, the New Jersey Department of Environmental Protection (“NJDEP”) issued a directive to approximately 30 companies, including Franklin-Burlington Plastics, Inc., a subsidiary of the Company (“Franklin-Burlington”), to undertake an assessment of natural resource damage and perform interim restoration of the Lower Passaic River, a 17-mile stretch of the Passaic River in northern New Jersey. The directive, insofar as it relates to the Company and its subsidiary, pertains to the Company’s plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. The Company acquired the facility in 1986, when it purchased the stock of the facility’s former owner, Franklin Plastics Corp. The Company acquired all of Franklin Plastics Corp.’s environmental liabilities as part of the acquisition.
Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River. In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a Remedial Investigation/Feasibility Study (“RIFS”) of the Lower Passaic River. The RIFS is currently estimated to cost approximately $85 million to complete (in addition to USEPA oversight costs) and is currently expected to be completed by late 2012 or early 2013. However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives ranged from $900 million to $2.3 billion. The Cooperating Parties provided comments to the USEPA regarding this draft study and to date the USEPA has not taken further action. Given that the USEPA has not finalized its study and that the RIFS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time.
In 2009, the Company’s subsidiary and over 300 other companies were named as third-party defendants in a suit brought by the NJDEP in Superior Court of New Jersey, Essex County, against Occidental Chemical Corporation and certain related entities (collectively, the “Occidental Parties”) with respect to alleged contamination of the Newark Bay Complex, including the Lower Passaic River. The third-party complaint seeks contribution from the third-party defendants with respect to any award to NJDEP of damages against the Occidental Parties in the matter.
As of October 30, 2010, the Company had approximately $846 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company’s ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material effect on the Company’s results of operations, consolidated financial position, or cash flows because the Company’s Kearny, New Jersey, facility could not have contributed contamination along most of the river’s length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the October 30, 2010, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8,600 in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi is pursuing similar preference complaints against approximately 175 additional unrelated third parties. The complaint was originally filed under seal in September 2007 in the United States Bankruptcy Court for the Southern District of New York and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint, which motion was not yet filed as of October 30, 2010. Although the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
The Company is also subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of October 30, 2010, the Company held an unsecured note receivable balance, net of reserve totaling $1,400, due from one customer, whose net sales represented approximately 7% of the Company’s consolidated net sales for 2010. One of this customer’s products, for which the Company is a significant supplier of sheet, experienced substantial growth in 2009 followed by a significant reduction in volume during 2010. As a result of the decline in its business, this customer restructured its financing arrangements with its bank, increasing its liquidity in the near term. The subordinated secured note receivable is payable over a seven (7) month period, maturing in April 2011, and is subject to standstill periods and other restrictions. It is possible that this customer’s orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring. As a result, there can be no assurance that this customer will be able to pay the note receivable balance in accordance with its terms or that the Company will ultimately be able to collect the remaining note receivable balance, which could have a material impact on the Company’s consolidated results of operations and cash flows.
15) Segment Information
The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company uses operating earnings (loss) from continuing operations, excluding the effect of foreign exchange, to evaluate business segment performance. Accordingly, discontinued operations have been excluded from the segment results below, which is consistent with management’s evaluation metrics. Corporate operating losses include corporate office expenses, shared services costs, information technology costs, professional fees and the effect of foreign currency exchange that are not allocated to the reportable segments.
During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in the Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized its internal reporting and management responsibilities of certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments beginning in the second quarter and historical segment results have been reclassified to conform to these changes.
In 2009, the Company sold its wheels and profiles businesses and liquidated its marine business. These discontinued businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group. Years presented have been changed to conform to the current year presentation.
Segment accounting policies are described in Note 1. A description of the Company’s reportable segments is as follows:
Custom Sheet and Rollstock
The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, calendered film, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company’s custom sheet and rollstock is used in several end markets, including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and numerous other end markets.

Packaging Technologies
The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form, which are extruded into rollstock or thermoformed into an end product. The segment sells packaging products principally through its own sales force and produces and distributes the products from facilities in the United States. The Company’s Packaging Technologies products are mainly used in the food, medical and consumer packaging, and sign and advertising end markets.
Color and Specialty Compounds
The Color and Specialty Compounds segment manufactures custom-designed plastic alloys, compounds and color concentrates for use by a large group of manufacturing customers servicing the transportation (mostly automotive), building and construction, packaging, agriculture, lawn and garden, electronics and appliances, and numerous other end markets. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. This segment also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Color and Specialty Compounds segment sells its products principally through its own sales force, but it also uses independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada, Mexico and France.

	2010	2009	2008
Net sales: (a)(b)
Custom Sheet and Rollstock	$558,371	$511,789	$701,825
Packaging Technologies	221,218	208,391	258,428
Color and Specialty Compounds	243,307	206,597	360,916

	$1,022,896	$926,777	$1,321,169

Operating earnings (loss): (b)
Custom Sheet and Rollstock	$21,034	$27,256	$(95,350)
Packaging Technologies	(30,916)	30,556	20,222
Color and Specialty Compounds	(14,301)	5,132	(95,441)
Corporate	(36,953)	(36,809)	(35,665)

	$(61,136)	$26,135	$(206,234)

Assets:
Custom Sheet and Rollstock	$277,337	$244,992	$293,948
Packaging Technologies	140,177	196,221	207,427
Color and Specialty Compounds	108,790	155,743	190,196
Corporate and other (c)	50,837	65,115	70,848

	$577,141	$662,071	$762,419

Depreciation and amortization: (b)
Custom Sheet and Rollstock	$15,221	$15,661	$15,666
Packaging Technologies	8,427	9,018	9,292
Color and Specialty Compounds	8,856	11,712	13,190
Corporate	4,128	4,911	5,130

	$36,632	$41,302	$43,278

Capital expenditures: (b)
Custom Sheet and Rollstock	$11,013	$3,113	$6,086
Packaging Technologies	3,440	1,054	2,073
Color and Specialty Compounds	3,269	1,372	3,706
Corporate	3,710	1,931	4,262

	$21,432	$7,470	$16,127

Geographic financial information for 2010, 2009 and 2008 was as follows:

	Net Sales by Destination (a)(b)			Property, Plant and Equipment, net
	2010	2009	2008	2010	2009	2008

United States	$837,173	$762,481	$1,089,875	$183,231	$200,202	$236,400
Mexico	65,713	73,800	104,154	15,887	16,633	20,414
Canada	78,566	59,783	75,253	10,119	9,850	14,087
Europe	33,731	21,745	40,624	2,607	2,318	9,301
Asia and other	7,713	8,968	11,263	—	—	—

	$1,022,896	$926,777	$1,321,169	$211,844	$229,003	$280,202

Notes to tables:

(a)	In addition to external sales to customers, intersegment sales were $50,344, $44,428, and $57,126, in 2010, 2009 and 2008, respectively.

(b)	Excludes discontinued operations.

(c)	Includes assets of discontinued operations relating to wheels, profiles and marine businesses that were previously reported in the Company’s Engineered Products group.
16) Comprehensive Income
Comprehensive income is an entity’s change in equity during the period related to transactions, events and circumstances from non-owner sources. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency.
In 2010, comprehensive income included foreign currency translation adjustments of $3,589 resulting in an accumulated other comprehensive income balance of $5,885 at October 30, 2010. In the second quarter of 2010, the Company’s foreign currency exposure to the Canadian dollar in its results of operations was reduced due to the Company’s Canadian operations’ $18,500 recapitalization of the Company’s operations in France. This amount was used to repay an intercompany loan due from the Company’s French subsidiary which was created upon funding of the Company’s Euro bank term loan from its revolver in February 2010.
In 2009, $2,487 of foreign currency translation adjustments were partially offset by the recognition of a $2,277 ($1,390 net of tax) cumulative currency translation gain from the sale of the profiles business in Canada, resulting in an accumulated other comprehensive income balance of $2,296 at October 31, 2009.
As of October 30, 2010, the Company had monetary assets denominated in foreign currency of $7,780 of net Canadian liabilities, $3,155 of net euro assets and $500 of net Mexican Peso assets.

17) Quarterly Financial Information (Unaudited)
The following table includes certain unaudited quarterly financial information for the fiscal year quarters in 2010 and 2009, which have been adjusted for discontinued operations. See Note 2 for further discussion of the discontinued operations.

	Quarter
	1st	2nd	3rd	4th	Year

2010
Net sales	$225,164	$268,524	$269,635	$259,573	$1,022,896
Gross profit (a)	25,866	29,919	27,022	22,021	104,828
Operating earnings (loss)	6,779	7,871	(2,659)	(73,127)	(61,136)
Net earnings (loss) from continuing operations (b)	4,736	4,540	(3,826)	(55,093)	(49,643)
Net earnings (loss) from discontinued operations	8	(87)	(43)	(610)	(732)
Net earnings (loss) (b)	4,744	4,453	(3,869)	(55,703)	(50,375)

Basic earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	0.16	0.15	(0.12)	(1.78)	(1.60)
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.02)	(0.03)
Net earnings (loss) per share	0.16	0.14	(0.12)	(1.80)	(1.63)

Diluted earnings (loss) per share attributable to common shareholders:
Earnings (loss) from continuing operations	0.15	0.15	(0.12)	(1.78)	(1.60)
(Loss) from discontinued operations, net of tax	—	(0.01)	—	(0.02)	(0.03)
Net earnings (loss) per share	0.15	0.14	(0.12)	(1.80)	(1.63)

Dividends declared per common share	—	—	—	—	—

2009
Net sales	$237,301	$216,412	$230,506	$242,558	926,777
Gross profit (a)	19,887	29,962	31,096	30,884	111,829
Operating earnings (loss)	(2,988)	8,554	11,301	9,268	26,135
Net (loss) earnings from continuing operations (c)	(4,942)	2,148	3,910	2,189	3,305
Net (loss) earnings from discontinued operations (d)	(148)	1,615	(2,418)	5,997	5,046
Net (loss) earnings (c)	(5,090)	3,763	1,492	8,186	8,351

Basic earnings (loss) per share attributable to common stockholders:
(Loss) earnings from continuing operations	(0.16)	0.07	0.13	0.07	0.11
(Loss) earnings from discontinued operations, net of tax	(0.01)	0.05	(0.08)	0.20	0.16
Net (loss) earnings per share	(0.17)	0.12	0.05	0.27	0.27

Diluted earnings (loss) per share attributable to common shareholders:
(Loss) earnings from continuing operations	(0.16)	0.07	0.13	0.07	0.11
(Loss) earnings from discontinued operations, net of tax	(0.01)	0.05	(0.08)	0.19	0.16
Net (loss) earnings per share	(0.17)	0.12	0.05	0.26	0.27

Dividends declared per common share	0.05	—	—	—	0.05

Notes to tables:

(a)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(b)	Operating earnings and net earnings from continuing operations in the fourth quarter of 2010 were impacted by charges totaling $73,260 ($55,409 net of tax), comprising goodwill impairments of $56,149 ($45,033 net of tax), fixed asset and other intangible asset impairments of $13,621 ($8,287 net of tax), restructuring and exit costs of $2,121 ($1,256 net of tax), and expenses relating to a separation agreement with the Company’s former President and Chief Executive Officer of $1,369 ($833 net of tax).

(c)	Operating earnings and net earnings from continuing operations in the fourth quarter of 2009 were impacted by fixed asset impairments of $1,846 ($1,964 net of tax) and restructuring and exit costs of $683 ($424 net of tax).

(d)	Net earnings from discontinued operations and net earnings in the fourth quarter of 2009 included an after-tax gain of $6,242 from sales of businesses.

18) Former President and Chief Executive Officer’s Arrangement
Effective September 8, 2010, Mr. Odaniell resigned as President, Chief Executive Officer and a Director of the Company. Pursuant to the terms of his employment, non-compete and severance agreements with the Company, Mr. Odaniell received the following payments and benefits:
•	Severance compensation of $1,998 representing an amount equal to two times his former salary and the average of the bonus payments he earned during the prior two fiscal years. Of this amount, $490 was paid in 2010, and the remaining $1,508 will be paid over the two year period following the Separation Date.

•	As a result of stock-based compensation and bonus forfeitures, $494 of stock-based compensation expense and $218 of accrued bonus expense was recaptured during 2010. The Company also recorded $100 of expense for estimated health care coverage costs and other supplementary benefits. The net charge to operating earnings was $1,369 during the fourth quarter and is included in selling, general and administrative expenses in the consolidated statements of operations.
19) Subsequent Events
During 2009, the Company filed a proof of claim in Chemtura’s Chapter 11 case, alleging losses for breach of contract, fixed asset write-offs, severance and other related facility closure costs. In December 2010, the Company reached a final settlement agreement with Chemtura and obtained the Bankruptcy Court’s approval for the settlement of the claim for $4,188 in cash and equity in the newly reorganized Chemtura, which was subsequently sold for $4,844 of total cash proceeds.
On January 12, 2011, the Company entered into concurrent amendments to its Amended and Restated Credit and 2004 Senior Note agreements. Refer to Note 9, Long-Term Debt for a description of significant terms of the Amendments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of October 30, 2010, to provide reasonable assurance of the achievement of these objectives.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
Evaluation of Internal Control Over Financial Reporting
The Company is in the process of transitioning much of its general ledger processing, cash applications and credit management into a shared services model from a previously decentralized organizational structure. This shared services transition has resulted in changes and enhancements that have materially affected the Company’s internal control over financial reporting. The internal controls over financial reporting affected by the shared services transition were appropriately tested for design effectiveness. While some processes and controls will continue to evolve, existing controls and the controls affected by the shared services transition were evaluated as appropriate and effective during the current period. With the exception of the aforementioned shared services transition and associated changes to internal control over financial reporting, there were no other changes to internal control over financial reporting during the quarter ended October 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, are included in Part II — Item 8.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information concerning Directors of the Company contained in the section titled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on or about March 17, 2011 (the “Proxy Statement”), to be filed with the SEC on or about January 13, 2011, is incorporated herein by reference in response to this Item.
Audit Committee
The information regarding the Audit Committee and Audit Committee financial expert is contained in the sections titled “Board of Directors” and “Committees” of the Proxy Statement and is incorporated herein by reference in response to this Item.
Code of Ethics
The Board of Directors has established specific Corporate Governance Guidelines, a Code of Ethics for the President and Chief Executive Officer and Senior Financial Officers, and a Code of Business Conduct and Ethics for all directors, officers and employees. These documents are provided on the Company’s Website at www.spartech.com within the Investor Relations portion of the site. The Company intends to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to its Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on the Company’s website. At this same website location, the Company provides an Ethics Hotline phone number that allows employees, shareholders, and other interested parties to communicate with the Company’s management or Audit Committee (on an anonymous basis, if so desired) through an independent third-party hotline. In addition, this same Website location provides instructions for shareholders or other interested parties to contact the Company’s Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) beneficial ownership reporting compliance is contained in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference in response to this Item.
Recommendation of Director Nominees by Shareholders
Information concerning the procedures for security holders to recommend nominees to the Company’s Board of Directors is contained in the section titled “Proposals of Shareholders” of the Proxy Statement and is incorporated herein by reference in response to this Item. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.
Executive Officers of the Registrant
The following table provides certain information about the Company’s executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, Prior Positions and Employment

Victoria M. Holt	53	President and Chief Executive Officer (since September 2010). From January 2003 to September 2010, Ms. Holt was a Senior Vice President, Glass and Fiber Glass, for PPG Industries, Inc., a global manufacturer of coatings, chemicals and glass products. Prior to joining PPG Industries, Inc. in January 2003, she was Vice President of Performance Films for Solutia Inc. Ms. Holt began her career at Solutia’s predecessor, Monsanto Company, where she held various sales, marketing and global general management positions.

Randy C. Martin	48	Executive Vice President (since September 2000) Corporate Development and Chief Financial Officer (since May 1996); Interim President and Chief Executive Officer (July 2007 to January 2008); Vice President, Finance (May 1996 to September 2000); Corporate Controller (September 1995 to May 1996). Mr. Martin, a CPA and CMA, was with KPMG Peat Marwick LLP for 11 years before joining the Company in 1995.

Name	Age	Current Office, Prior Positions and Employment

Carol L. O’Neill	47	Senior Vice President, Packaging Technologies (since April 2010). Prior to joining the Company, Ms. O’Neill was President of Flying Food Group, a privately held food company (2007 to 2010). Prior to Flying Food Group, Ms. O’Neill held various leadership and management roles at Sealed Air Corporation, including Vice President Business Development, responsible for corporate strategy, mergers and acquisitions, and management of several acquired businesses (1996 to 2007).

Michael L. Marcum	62	Senior Vice President, Color and Specialty Compounds (since April 2006). Mr. Marcum was most recently President and Chief Executive Officer of American Decorative Surfaces Inc. (2001 to 2006) and was with Monsanto Company for 29 years in various general management, corporate strategic planning, and sales and marketing executive positions, both domestically as well as internationally, before joining the Company in 2006.

Janet E. Mann	56	Senior Vice President, Custom Sheet and Rollstock and Chief Technology Officer (since April 2010); Senior Vice President of Marketing, Technology and Commercial Development (June 2008 to April 2010). Prior to joining the Company, Ms. Mann was General Manager, Industrial Chemicals at Archer Daniels Midland Corporation in Decatur, Illinois (2007 to 2008). Prior to Archer Daniels Midland Corporation, Ms. Mann held various executive roles at Chemtura Corporation, Dow Chemical Company and ANGUS Chemicals, Inc.

Rosemary L. Klein	43	Senior Vice President, General Counsel and Corporate Secretary (since March 2009). Prior to joining the Company, Ms. Klein was Senior Vice President, General Counsel and Corporate Secretary at Solutia Inc. (2004 to 2008). Prior to Solutia in June 2003, Ms. Klein held various senior level legal roles at Premcor Inc. and Arch Coal, Inc.

Michael L. Roane	55	Senior Vice President, Human Resources (since June 2008). Prior to joining the Company, Mr. Roane was the Senior Vice President of Human Resources at the Sage Software Healthcare Division (2007 to 2008). Prior to Sage, Mr. Roane spent 10 years at Greif Brothers Corporation, where he held the position of Senior Vice President of Global Human Resources and Communications. Mr. Roane previously held various vice president and human resource roles at Owens & Minor, Inc., and Philip Morris, Inc.

Marc A. Roberts	48	Senior Vice President, Operations (since October 2008); Vice President, Sheet Operations (2006 to 2008). Mr. Roberts previously held positions as a manufacturing consultant with a private equity group (2005 to 2006), President and Director of Aerostructures at Precision Castparts Corporation (2001 to 2005), and various positions at Johnson Controls, Inc. and Price Corporation (1993 to 2001).

Michael G. Marcely	43	Senior Vice President, Finance (since September 2010); Senior Vice President, Planning and Controller (July 2009 to September 2010); Vice President, Financial Planning and Analysis (April 2008 to July 2009); Vice President, Corporate Controller (July 2004 to April 2008); Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Robert J. Byrne	52	Vice President and Chief Information Officer (since December 2008). Prior to joining the Company, Mr. Byrne spent more than 25 years in various plant operations and information technology positions with Anheuser-Busch Companies Inc., including six years as Vice President and Chief Information Officer.

Name	Age	Current Office, Prior Positions and Employment

Richard A. Locke	57	Vice President, Procurement (since April 2010). Prior to joining the Company, Mr. Locke was Vice President, Supply Chain for Alcan Packaging Americas responsible for its supply chain and procurement function (2005 to 2010). Prior to Alcan Packaging Americas, he held similar leadership roles at Pactiv and Sweetheart Cup Company.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained in the sections titled “Executive Compensation;” “Compensation of Directors;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report” of the Proxy Statement is incorporated herein by reference in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the sections titled “Security Ownership” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference in response to this Item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report: Financial Statements and Financial Statement Schedules
(1)	The following financial statements of Spartech Corporation, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:
•	Management’s Report on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to the Consolidated Financial Statements
(2)	List of financial statement schedules:
•	Schedule II — Valuation and Qualifying Accounts
(3)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings as required by Item 601(a) of Regulation S-K.

Exhibit
Number	Description	Location
3.1	Certificate of Incorporation, as currently in effect	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on September 30, 2009
3.2	Bylaws, as currently in effect	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 30, 2009
4	Rights Agreement dated April 2, 2001, between Spartech Corporation and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on April 5, 2001
10.1	Form of Indemnification Agreement entered into between the Company and each of its officers and directors	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on September 11, 2008
10.2*	Spartech Corporation 2006 Executive Bonus Plan	Incorporated by reference to Exhibit 1.01(a) to the Company’s Form 8-K filed with the SEC on December 21, 2005
10.3*	Spartech Corporation 2004 Equity Compensation Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the SEC on July 17, 2009
10.4*	Spartech Corporation Long-Term Equity Incentive Program	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the SEC on December 7, 2006
10.5*	Form of Incentive Stock Option	Incorporated by reference to Exhibit 1.01(2) to the Company’s Form 8-K filed with the SEC on December 14, 2004
10.6*	Form of Nonqualified Stock Option	Incorporated by reference to Exhibit 1.01(3) to the Company’s Form 8-K filed with the SEC on December 14, 2004
10.7*	Form of Restricted Stock Unit Award (directors)	Incorporated by reference to Exhibit 1.01(4) to the Company’s Form 8-K filed with the SEC on December 14, 2004
10.8*	Form of Restricted Stock Award (directors)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on March 12, 2007
10.9	Amended and Restated Note Purchase Agreement (Initially Dated as of September 15, 2004) dated September 10, 2008, 6.58% Senior Notes due 2016	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on September 11, 2008
10.10*	Form of Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the SEC on May 27, 2008

Exhibit
Number	Description	Location
10.11*	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the SEC on May 27, 2008
10.12*	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(3) to the Company’s Form 8-K filed with the SEC on May 27, 2008
10.13	Amendment No. 1 to Amended and Restated Note Purchase Agreement — 2004 Senior Notes	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 23, 2009
10.14*	Spartech Corporation Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the SEC on January 14, 2010
10.15	Amended and Restated Credit Agreement Dated as of June 9, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.16	Second Amendment to Amended and Restated Note Purchase Agreement Dated as of June 9, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.17	Amended and Restated Intercreditor and Collateral Agency Agreement Dated as of June 9, 2010, by and among PNC Bank, National Association, as Collateral and Administrative Agent, the Lenders and Note holders	Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.18	Amended and Restated Security Agreement Dated as of June 9, 2010, by and among PNC Bank, National Association, as Collateral Agent for the Secured Parties	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.19	Employment letter between Spartech Corporation and Victoria M. Holt	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 10, 2010
10.20	Severance and Noncompetition Agreement dated September 8, 2010 by and between Spartech Corporation and Victoria M. Holt	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 10, 2010
10.22	Form of Spartech Corporation Severance and Noncompetition Agreement for Named Executive Officers: Randy C. Martin, Janet E. Mann, Michael L. Marcum and Rosemary L. Klein	Filed herewith
10.23	Second Amendment to Amended and Restated Credit Agreement Dated as of January 12, 2011	Filed herewith
10.24	Third Amendment to Amended and Restated Note Purchase Agreement Dated as of January 12, 2011	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

*	Denotes management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Victoria M. Holt
Victoria M. Holt
January 13, 2011	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

January 13, 2011	/s/ Victoria M. Holt Victoria M. Holt	President and Chief Executive Officer (Principal Executive Officer)

January 13, 2011	/s/ Randy C. Martin Randy C. Martin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 13, 2011	/s/ Michael G. Marcely Michael G. Marcely	Senior Vice President of Finance (Principal Accounting Officer)

January 13, 2011		Director

*Ralph B. Andy

January 13, 2011		Director

*Lloyd E. Campbell

January 13, 2011		Director

*Edward J. Dineen

January 13, 2011		Director

*Walter J. Klein

January 13, 2011		Director

*Pamela F. Lenehan

January 13, 2011		Director

*Jackson W. Robinson

January 13, 2011		Director

*Craig A. Wolfanger

*	Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as an Exhibit to this Form 10-K.

/s/ Rosemary L. Klein
Rosemary L. Klein
Attorney-in-Fact

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED 2010, 2009 AND 2008
(Dollars in thousands)

		Additions and
	Balance at	Charges to
	Beginning of	Costs and		Balance End of
Description	Period	Expenses (1)	Write-Offs (2)	Period

October 30, 2010
Trade receivable allowance for doubtful accounts	$2,470	$1,566	$(632)	$3,404
Note receivable allowance for doubtful accounts	—	6,500	—	6,500

October 31, 2009
Trade receivable allowance for doubtful accounts	4,550	4,321	(6,401)	2,470

November 1, 2008
Trade receivable allowance for doubtful accounts	1,572	4,763	(1,785)	4,550

(1)	Includes provision for bad debt expense related to discontinued operations of $0, $644 and $67 in 2010, 2009 and 2008, respectively.

(2)	Includes accounts receivable write-offs related to discontinued operations of $0, $129 and $124 in 2010, 2009 and 2008, respectively.
All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”

F-1