Form 10-Q
period 2011-01-29
SPARTECH CORP
filed 2011-03-07
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,868,616 shares of Common Stock, $.75 par value per share, outstanding as of March 4, 2011.

SPARTECH CORPORATION
FORM 10-Q For the Three Months Ended January 29, 2011

Cautionary Statements Concerning Forward-Looking Statements

		Page No.
PART I — Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets:
	As of January 29, 2011 (Unaudited) and October 30, 2010	1

	Unaudited Consolidated Condensed Statements of Operations:
	For the Three Months Ended January 29, 2011 and January 30, 2010	2

	Unaudited Consolidated Condensed Statement of Cash Flows:
	For the Three Months Ended January 29, 2011 and January 30, 2010	3

	Notes to Unaudited Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	20

PART II — Other Information

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	21

	Signatures	21

	Certifications	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Cautionary Statements Concerning Forward-Looking Statements
Statements in this Form 10-Q that are not purely historical, including statements that express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ from our forward-looking statements are as follows:
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

(l)	Adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations

(m)	Our inability to develop and launch new products successfully

(n)	Possible weaknesses in internal controls
We assume no responsibility to update our forward-looking statements.

PART I — Financial Information

Item 1.	Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	January 29,	October 30,
(Dollars in thousands, except share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$3,535	$4,900
Trade receivables, net of allowances of $3,359 and $3,404, respectively	129,094	134,902
Inventories, net of inventory reserves of $7,689 and $6,539, respectively	90,048	79,691
Prepaid expenses and other current assets, net	30,282	35,789
Assets held for sale	3,256	3,256

Total current assets	256,215	258,538

Property, plant, and equipment, net	210,904	211,844
Goodwill	87,921	87,921
Other intangible assets, net	14,136	14,559
Other long-term assets	4,741	4,279

Total assets	$573,917	$577,141

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$876	$880
Accounts payable	119,317	129,037
Accrued liabilities	38,472	34,112

Total current liabilities	158,665	164,029

Long-term debt, less current maturities	172,283	171,592

Other long-term liabilities:
Deferred taxes	41,514	42,648
Other long-term liabilities	6,291	5,866

Total liabilities	378,753	384,135

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,865,820 and 30,884,503 shares, respectively	24,849	24,849
Contributed capital	204,793	204,966
Retained earnings	11,069	10,036
Treasury stock, at cost, 2,266,026 and 2,247,343 shares, respectively	(51,844)	(52,730)
Accumulated other comprehensive income	6,297	5,885

Total shareholders’ equity	195,164	193,006

Total liabilities and shareholders’ equity	$573,917	$577,141

See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended
	January 29,	January 30,
(Unaudited and dollars in thousands, except per share data)	2011	2010

Net sales	$234,783	$225,164

Costs and expenses
Cost of sales	216,377	198,332
Selling, general and administrative expenses	18,974	18,416
Amortization of intangibles	422	966
Restructuring and exit costs	828	671

Total costs and expenses	236,601	218,385

Operating (loss) earnings	(1,818)	6,779

Interest, net of interest income	2,571	3,516

(Loss) earnings from continuing operations before income taxes	(4,389)	3,263

Income tax benefit	(2,551)	(1,473)

Net (loss) earnings from continuing operations	(1,838)	4,736

Net earnings from discontinued operations, net of tax	2,871	8

Net earnings	$1,033	$4,744

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.06)	$0.16
Earnings from discontinued operations, net of tax	0.09	—

Net earnings per share	$0.03	$0.16

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.06)	$0.15
Earnings from discontinued operations, net of tax	0.09	—

Net earnings per share	$0.03	$0.15

See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	January 29,	January 30,
(Unaudited and dollars in thousands)	2011	2010

Cash flows from operating activities
Net earnings	$1,033	$4,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,101	9,555
Stock-based compensation expense	893	1,081
Goodwill impairment	—	275
Restructuring and exit costs	76	97
Gain (loss) on disposition of assets, net	124	(895)
Provision for bad debt expense	207	(298)
Deferred taxes	(2,531)	125
Change in current assets and liabilities	(1,329)	(5,214)
Other, net	1,137	(522)

Net cash provided by operating activities	7,711	8,948

Cash flows from investing activities
Capital expenditures	(7,986)	(3,368)
Proceeds from the disposition of assets	—	2,876

Net cash used by investing activities	(7,986)	(492)

Cash flows from financing activities
Bank credit facility borrowings (payments), net	800	—
Payments on notes and bank term loan	—	(17,185)
Payments on bonds and leases	(119)	(131)
Debt issuance costs	(1,595)	—
Stock-based compensation exercised	(180)	—

Net cash used by financing activities	(1,094)	(17,316)

Effect of exchnage rates on cash and cash equivalents	4	21

Decrease in cash and cash equivalents	(1,365)	(8,839)

Cash and cash equivalents at beginning of year	4,900	26,925

Cash and cash equivalents at end of year	$3,535	$18,086

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statement
1. Basis of Presentation
The consolidated financial statements include the accounts of Spartech Corporation and its consolidated subsidiaries (“Spartech” or the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company’s October 30, 2010 Annual Report on Form 10-K.
In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic, Discontinued Operations. Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group. See Notes 3 and 11 for further discussion of the Company’s discontinued operations and segments, respectively.
Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the second quarter of 2010, the Company moved organizational reporting and management responsibilities of two businesses previously included in the Color and Specialty Compounds segment to the Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized the internal reporting and management responsibilities of certain product lines between the Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company’s three reportable segments beginning in the second quarter. Accordingly, historical segment results have been reclassified to conform to these changes. See Note 11 for further discussion of the Company’s segments.
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
The Company’s fiscal year ends on the Saturday closest to October 31st. Fiscal years presented in this report contain 52 weeks and periods presented are fiscal unless noted otherwise.
2. Newly Adopted Accounting Standards
In June 2008, the FASB issued an accounting standard which addresses whether instruments granted in share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share (“EPS”) under the “two-class method.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In accordance with the standard, the Company’s unvested restricted stock awards are considered participating securities because they entitle holders to receive non-forfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested restricted stock awards. The standard became effective for the Company on November 1, 2009 when the two-class method of computing basic and diluted EPS was applied for all periods presented. See Note 10 for additional information.

3. Discontinued Operations
In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
During 2009, the Company filed a proof of claim in Chemtura’s Chapter 11 case, alleging losses for breach of contract, fixed asset write-offs, severance and other related facility closure costs. In the first quarter of 2011, the Company reached a final settlement agreement with Chemtura and obtained the Bankruptcy Court’s approval for the settlement of the claim for $4,188 in cash and equity in the newly reorganized Chemtura, which was subsequently sold, resulting in $4,844 of total cash proceeds. A summary of the net sales and the net earnings from discontinued operations is as follows:

	Three Months Ended
	January 29,	January 30,
	2011	2010

Net sales	$—	$—
Earnings from discontinued operations before income taxes	4,634	12
Provision for income taxes	1,763	4

Earnings from discontinued operations, net of tax	$2,871	$8

4. Inventories, net
Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximate average cost. Finished goods include the costs of material, labor and overhead. Inventories at January 29, 2011, and October 30, 2010, consisted of the following:

	January 29,	October 30,
	2011	2010

Raw materials	$54,997	$50,258
Production supplies	6,601	6,547
Finished goods	36,139	29,425
Inventory reserves	(7,689)	(6,539)

Total inventories, net	$90,048	$79,691

5. Restructuring and Exit Costs
Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended
	January 29,	January 30,
	2011	2010

Restructuring and exit costs:
Custom Sheet and Rollstock	$350	$84
Packaging Technologies	116	(729)
Color and Specialty Compounds	356	1,316
Corporate	6	—

Total restructuring and exit costs	828	671
Income tax benefit	(315)	(249)

Impact on net earnings from continuing operations	$513	$422

2008 Restructuring Plan
In 2008, the Company announced a restructuring plan to address declines in end-market demand and to build a low cost-to-serve model. The plan included the consolidation of production facilities, shut-down of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. During the first quarter of 2010, the Company sold a closed facility previously included in the Packaging Technologies segment and recorded a $712 gain on the sale.
The following table summarizes the cumulative restructuring and exit costs incurred to date under the 2008 restructuring plan:

		Three Months
		Ended
	Cumulative	January 29,	Cumulative
	through 2010	2011	To-Date

Employee severance	$5,798	$473	$6,271
Facility consolidation and shut-down costs	5,311	279	5,590
Fixed asset valuation adjustments, net	3,167	76	3,243

Total	$14,276	$828	$15,104

Employee severance includes costs associated with job eliminations and the reduction in jobs resulting from facility consolidations and shut-downs. Facility consolidation and shut-down costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Fixed asset valuation adjustments, net represents the effect from accelerated depreciation for reduced lives on property, plant and equipment and adjustments to the carrying value of assets held-for-sale to fair value, net of gains or losses on the ultimate sales of the assets.
The Company expects to incur approximately $1,000 of additional restructuring and exit costs in continuing operations for initiatives announced through January 29, 2011, which will primarily consist of employee severance and facility consolidation and shut-down costs. The Company’s announced facility consolidations and shut-downs are expected to be substantially complete by the third quarter of 2011.
The Company’s total restructuring liability, representing severance and relocation costs, was $1,164 and $540 at January 29, 2011, and October 30, 2010, respectively. Cash payments for restructuring activities of continuing operations were $128 and $1,383 for the three months ended January 29, 2011, and January 30, 2010, respectively.
6. Debt
Debt at January 29, 2011, and October 30, 2010, consisted of the following:

	January 29,	October 30,
	2011	2010

2004 Senior Notes	$113,972	$113,972
Credit facility	46,700	45,900
Other	12,487	12,600

Total debt	173,159	172,472
Less current maturities	876	880

Total long-term debt	$172,283	$171,592

On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150,000 with an optional $50,000 accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amended 2004 Senior Notes, acquisitions are permitted subject to a maximum pro forma Leverage Ratio of 3.0 to 1 and minimum pro forma undrawn availability under the credit facility of $25,000. The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.
Concurrent with the closing of the new credit facility in June of 2010, the Company repaid in full its higher interest rate 6.82% 2006 Senior Notes from borrowings under the new credit facility. The Company recorded a $729 non-cash write-off of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010. Capitalized fees incurred to establish the new credit facility in the third quarter of 2010 were $1,174.

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its new credit facility and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments were effective starting with the Company’s first quarter of 2011. Under the Amendments, the Company’s maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30,000 when the Company’s Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes. In addition, the Company is subject to certain restrictions on its ability to complete acquisitions during 2011. Capitalized fees incurred in the first quarter of 2011 for the Amendments were $1,595. During the term of the Agreements, the Company is subject to an additional fee in the event the Company’s credit rating decreases to a defined level. The additional fee would be based on the Company’s debt level at the time of the ratings decrease and would have been approximately $1,100 as of January 29, 2011.
The Agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company’s Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1,000 threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. Based on the Company’s 2010 excess cash flow, the Company will offer $378 to the Senior Note holders. If accepted by the Senior Note holders, the early principal payment is expected to be paid in the second quarter of 2011.
At January 29, 2011, the Company had $91,349 of total capacity and $46,700 of outstanding loans under the credit facility at a weighted average interest rate of 3.27%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $11,951. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $17,863 of availability on its credit facility as of January 29, 2011.
The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year other than the 2010 excess cash flow payment discussed above, which is expected to be paid in the second quarter of 2011. Excluding the 2010 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months. As a result of the Company’s requirement to offer the 2010 excess cash flow amount, $378 has been classified as a current maturity of long-term debt.
The Company’s other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 2.00% to 12.47%.
The Company was in compliance with all debt covenants as of January 29, 2011. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.
7. Income Taxes
The difference between the Company’s statutory rate and the Company’s effective rate for the three months ended January 29, 2011, was primarily attributable to a reorganization of the Company’s legal entities which resulted in a one-time $810 deferred benefit, coupled with the reinstatement of the research and development tax credit. These benefits were partially offset by adjustments to the Company’s FIN 48 reserves and the effects of permanent items.
The difference between the Company’s statutory rate and the Company’s effective rate for the three months ended January 30, 2010, was primarily attributable to the Company’s restructuring of its French entity, which resulted in an income tax benefit of $2,770.

8. Fair Value of Financial Instruments
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
The estimated fair value of the long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	January 29, 2011		October 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Total debt (including credit facilities)	$173,159	$178,071	$172,472	$176,631

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management’s best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of January 29, 2011, the Company had $3,256 of assets held-for-sale.
During the three months ended January 29, 2011, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.
9. Commitments and Contingencies
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
In 2009, the Company’s subsidiary and over 300 other companies were named as third-party defendants in a suit brought by the NJDEP in Superior Court of New Jersey, Essex County, against Occidental Chemical Corporation and certain related entities (collectively, the “Occidental Parties”) with respect to alleged contamination of the Newark Bay Complex, including the Lower Passaic River. The third-party complaint seeks contributions from the third-party defendants with respect to any award to NJDEP of damages against the Occidental Parties in the matter.
As of January 29, 2011, the Company had approximately $866 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company’s ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material effect on the Company’s results of operations, consolidated financial position, or cash flows because the Company’s Kearny, New Jersey, facility could not have contributed contamination along most of the river’s length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the January 29, 2011, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company’s results of operations, consolidated financial position or cash flows could be material to any specific period.
In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties. The complaint was originally filed under seal in September 2007 in the United States Bankruptcy Court for the Southern District of New York, and pursuant to certain court orders the service of process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint. Delphi has filed such motion, but a hearing on the motion has not yet been scheduled. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
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
In September 2010, the Company entered into a subordinated secured note receivable for $9.9 million with a customer. As of January 29, 2011 the gross note balance was $5.9 million. This customer’s net sales represented approximately 4% of the Company’s consolidated net sales for the first quarter of 2011. One of this customer’s products, for which the Company is a significant supplier of sheet, experienced substantial growth in 2009 followed by a significant reduction in volume during 2010 and 2011. As a result of the decline in its business, this customer restructured its financing arrangements with its bank, increasing its liquidity in the near term. The subordinated secured note receivable, which was in default as of January 29, 2011, is payable over a seven (7) month period, maturing in April 2011, and is subject to standstill periods and other restrictions. There can be no assurance that this customer will be able to pay the subordinated secured note receivable balance in accordance with its terms or that the Company will ultimately be able to collect the remaining subordinated secured note receivable balance. Also, it is possible that this customer’s orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring, which could have a material impact on the Company’s results of operations, consolidated financial position and cash flows. We believe we have adequate reserves for the potential uncollectible portion of the subordinated secured note receivable as of January 29, 2011.

10. Net Earnings (Loss) Per Share
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

	Three Months Ended
	January 29,	January 30,
	2011	2010

Antidilutive shares:
SSARs	831	948
Stock options	694	955
Unvested restricted stock	165	88

Total antidilutive shares excluded from diluted earnings per share	1,690	1,991

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings (loss) from continuing operations, net earnings (loss) attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three months ended January 29, 2011, and January 30, 2010 is as follows (shares in thousands):

	Three Months Ended
	January 29,	January 30,
	2011	2010

Basic and diluted net earnings:
Net (loss) earnings from continuing operations	$(1,838)	$4,736
Less: net (loss) earnings from continuing operations allocated to participating securities	(4)	13

Net (loss) earnings from continuing operations attributable to common shareholders	(1,834)	4,723
Net earnings from discontinued operations, net of tax	2,871	8
Less: net earnings from discontinued operations allocated to participating securities	6	—

Net earnings from discontinued operations attributable to common shareholders	2,865	8

Net earnings attributable to common shareholders	$1,031	$4,731

Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,586	30,544
Add: dilutive shares from equity instruments	—	175

Diluted weighted average shares outstanding	30,586	30,719

Basic earnings per share attributable to common stockholders:
Net (loss) earnings from continuing operations	$(0.06)	$0.16
Net earnings from discontinued operations, net of tax	0.09	—

Net earnings per share	$0.03	$0.16

Diluted earnings per share attributable to common shareholders:
Net (loss) earnings from continuing operations	$(0.06)	$0.15
Net earnings from discontinued operations, net of tax	0.09	—

Net earnings per share	$0.03	$0.15

11. Segment Information
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

The following presents the Company’s net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three months ended January 29, 2011, and January 30, 2010:

	Three Months Ended
	January 29,	January 30,
	2011	2010

Net sales: (a)(b)
Custom Sheet and Rollstock	$125,144	$125,170
Packaging Technologies	51,743	48,102
Color and Specialty Compounds	57,896	51,892

	$234,783	$225,164

Operating earnings (loss): (b)
Custom Sheet and Rollstock	$4,483	$8,291
Packaging Technologies	4,642	6,004
Color and Specialty Compounds	(2,598)	898
Corporate	(8,345)	(8,414)

	$(1,818)	$6,779

Notes to table:

(a)	Excludes intersegment sales of $10,758 and $10,144 in the first three months of 2011 and 2010, respectively.

(b)	Excludes discontinued operations.
12. Comprehensive Income
Comprehensive income is an entity’s change in equity during the period related to transactions, events and circumstances from non-owner sources. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The reconciliation of net earnings to comprehensive income for the three months ended January 29, 2011, and January 30, 2010 is as follows:

	Three Months Ended
	January 29,	January 30,
	2011	2010

Net earnings	$1,033	$4,744
Foreign currency translation adjustments	412	1,235

Total comprehensive income	$1,445	$5,979

The Company recorded foreign exchange gains before taxes of $106 and losses of $586 for the three months ended January 29, 2011, and January 30, 2010, respectively. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations. As of January 29, 2011, the Company had monetary assets denominated in foreign currency of $5,538 of net Canadian liabilities, $5,794 of net euro assets and $3,852 of net Mexican Peso assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations contains “forward-looking statements.” The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Spartech’s condensed consolidated financial statements and accompanying notes. The Company has based its forward-looking statements about its markets and demand for its products and future results on assumptions that the Company considers reasonable. Actual results may differ materially from those suggested by such forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements.” Unless otherwise noted, all amounts and analyses are based on continuing operations.
Non-GAAP Financial Measures
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and operating (loss) earnings excluding special items, net (loss) earnings from continuing operations excluding special items and net (loss) earnings from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include restructuring and exit costs, and tax benefits from restructuring of foreign operations.
Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of these measures is intended to supplement investors’ understanding of the Company’s operating performance. These measures may not be comparable to similar measures at other companies. The Company believes that these measurements are useful to investors because it helps them compare the Company’s results to previous periods and provides an indication of underlying trends in the business. Non-GAAP measurements are not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. See the “Liquidity and Capital Resources” section of Item 2 for a reconciliation of GAAP to non-GAAP measures.
Business Overview
Spartech is an intermediary producer of plastic products, including polymeric compounds, concentrates, custom extruded sheet and rollstock products and packaging technologies. The Company converts base polymers or resins purchased from commodity suppliers into extruded plastic sheet and rollstock, thermoformed packaging, specialty film laminates, acrylic products, specialty plastic alloys, color concentrates and blended resin compounds for customers in a wide range of markets. The Company has facilities located throughout the United States, Canada, Mexico and France that are organized into three segments; Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds.
In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within Item 2 are presented on a continuing basis, unless otherwise noted. See the notes to the consolidated condensed financial statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.
The Company assesses net sales changes using two major drivers: underlying volume and price/mix. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company’s fiscal year ends on the Saturday closest to October 31 and generally contains 52 weeks or 364 calendar days. In addition, periods presented are fiscal periods unless noted otherwise.
Results
Net sales of $234.8 million in the first quarter of 2011 increased 4% from the same period in 2010, reflecting a 3% decrease in volume more than offset by the pass-through of higher raw material costs as selling price increases. Operating loss excluding special items was $1.0 million in the first quarter of 2011 compared to operating earnings excluding special items of $7.5 million in the same period of 2010.
During the first quarter, the Company completed the management restructuring of our business units, which has provided for direct responsibility for sales, marketing and operations to each business segment leader. We believe that this structure will provide for greater responsiveness to the needs of our customers and improve overall financial performance of the business units. We are encouraged by the early results of this management change as we are beginning to make progress in material formulation, yield enhancement, on-time deliveries and product quality. We also finalized the Arlington, Texas sheet facility consolidation and restarted production at our Lockport, New York compounding facility. The Company continues to invest in new capital equipment that will increase capacity and expand the breadth of our product offerings. Operationally we are focusing our efforts to ensure our product formulations provide the most cost efficient solutions to our customers, while maintaining the highest quality standards.
Outlook
We are continuing to focus on improving our operational performance, building a more customer-focused organization, and investing in design, technology and equipment to enhance our growth initiatives. Subject to raw material pricing, we expect these operational and customer initiatives will result in gross margins returning back to our peak levels by the first calendar quarter of 2012. We believe these improvements will be achieved during a period when the overall market recovery continues at a slow pace and we experience continued volatility in raw material pricing. We have made organizational changes, continue to make operational improvements, and have identified the levers to generate higher margins that we believe will allow us to make steady progress during 2011.
Consolidated Results
Net sales were $234.8 million in the three month period ended January 29, 2011, representing a 4% increase, over the same period in the prior year. The increase was caused by:

Q1 2011 vs. Q1 2010

Underlying volume	-3%
Price/Mix	7%

Total	4%

The largest increase in volume was from sales of compounds and sheet to the automotive sector related to the recovery experienced throughout 2010, and commercial construction. Underlying volume in most other markets experienced a modest increase. Offsetting these increases were a decline in sales of sheet for material handling applications due to a considerable slowdown in orders from one of our largest customers, and a decline in food packaging sales due to lower share of a key customer’s product line. It is possible that our main material handling customer’s orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring, which could have a material impact on the Company’s results of operations, consolidated financial position and cash flows. The price/mix increase was primarily related to increases in selling prices to pass through increases in raw material costs.
The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three months ended January 29, 2011 and January 30, 2010. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended
	January 29,	January 30,
	2011	2010

Dollars and Pounds (in millions)
Net sales	$234.8	$225.2
Cost of sales	216.4	198.3

Gross margin	$18.4	$26.9

Pounds sold	203.9	210.6

Dollars per Pound Sold
Net sales	$1.152	$1.069

Cost of sales	1.061	0.941

Gross margin	$0.091	$0.128

Gross margin per pound sold declined from 12.8 cents in the first quarter of 2010 to 9.1 cents in the first quarter of 2011 primarily reflecting the continued impact of production inefficiencies that began in the second half of 2010, higher labor costs, increased freight expense, margin compression from increased competition, and the impact of higher material costs. The decrease in gross margin was partially offset by reduced depreciation expense due to the Company’s plant consolidation efforts.

Selling, general and administrative expenses were $19.0 million in the first quarter of 2011 compared to $18.4 million in the same period of the prior year. The increase was mainly due to higher employee compensation costs largely related to resource additions in the technology, sales and marketing and procurement areas.
Amortization of intangibles was $0.4 million in the first quarter of 2011 compared to $1.0 million in the same period of the prior year. The decrease reflects intangibles which became fully amortized coupled with the impact of intangible asset impairments recorded by the Company in the fourth quarter of 2010.
Restructuring and exit costs were $0.8 million in the first quarter of 2011 compared to $0.7 million in the same period of the prior year. Restructuring and exit costs included employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments.
Interest expense, net of interest income, was $2.6 million in the first quarter of 2011 compared to $3.5 million in the same period of the prior year. The decrease was primarily due to the $24.6 million reduction in debt during the last 12 months, which included a reduction in higher interest rate debt.
We reported a net loss from continuing operations of $1.8 million or $(0.06) per diluted share in the first quarter of 2011, compared to earnings of $4.7 million or $0.15 per diluted share in the same period of the prior year. Excluding special items (restructuring and exit costs, and tax benefits from restructuring of foreign operations), we reported a net loss from continuing operations of $1.3 million or $(0.04) per diluted share in the first quarter of 2011, compared to net earnings from continuing operations of $2.4 million or $0.08 per diluted share in the same period of the prior year. The decrease was mainly due to items previously discussed, partially offset by the effects of income tax benefits.
The difference between the Company’s statutory rate and the Company’s effective rate for the three months ended January 29, 2011, was primarily attributable to the reorganization of the Company’s legal entities which resulted in a $0.8 million deferred tax benefit, coupled with the reinstatement of the research and development tax credit. These benefits were partially offset by adjustments to the Company’s FIN 48 reserves and the effects of permanent items.
Net earnings from discontinued operations were $2.9 million in the first quarter of 2011, which mainly resulted from the settlement agreement for the breach of a contract by Chemtura that led to $4.8 million in total cash proceeds.
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
Custom Sheet and Rollstock Segment
Net sales were $125.1 million in the three month period ended January 29, 2011, representing flat year-over-year net sales. Fluctuations in net sales were caused by:

Q1 2011 vs. Q1 2010

Underlying volume	-9%
Price/Mix	9%

Total	0%

The decrease in underlying volume reflects the impact of a significant reduction in one customer’s business activity for a material handling application. Absent this customer’s decline, we realized a modest increase in volume across most of our end markets including the automotive, appliance and sign and advertising markets. The price/mix increase was mostly caused by increases in selling prices and greater mix of higher priced products.
Operating earnings excluding special items were $4.8 million in the first quarter of 2011 compared to $8.4 million in the same period of the prior year. The decrease in operating earnings reflects lower sales volume to a material handling customer, increased competition, production inefficiencies and increased freight expense.

Packaging Technologies
Net sales were $51.7 million in the three month period ended January 29, 2011, representing an 8% increase, over the same period in the prior year. The increase was caused by:

Q1 2011 vs. Q1 2010

Underlying volume	-2%
Price/Mix	10%

Total	8%

The decrease in underlying volume reflects the impact of the loss of share at a food packaging customer. Partially offsetting this loss was an increase in sales to the medical packaging and sign and advertising markets. Price/mix includes increases in selling prices from the pass through of increases in raw materials costs.
Operating earnings excluding special items were $4.8 million in the first quarter of 2011 compared to $5.3 million in the same period of the prior year. The decrease in operating earnings was mainly due to a higher mix of lower margin business and margin compression from increased competition, coupled with higher employee compensation costs primarily related to resource additions in the technology and sales and marketing areas.
Color and Specialty Compounds Segment
Net sales were $57.9 million in the three month period ended January 29, 2011, representing a 12% increase, over the same period in the prior year. The increase was caused by:

Q1 2011 vs. Q1 2010

Underlying volume	5%
Price/Mix	7%

Total	12%

The increase in underlying volume was due to a significant increase in the automotive sector related to the recovery experienced throughout 2010, coupled with increased sales to the agricultural products and building and construction markets. Offsetting these increases was a decline in sales to the appliance and electronics market. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs.
Operating loss excluding special items were $2.2 million in the first quarter of 2011 compared to operating earnings of $2.2 million in the same period of the prior year. The decrease in operating earnings reflects production inefficiencies which resulted in higher labor and material costs, the impact of higher material costs that were not passed through timely as selling price increases, a higher mix of lower margin sales, and increased freight and employee severance costs.
Corporate
Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $8.4 million in the first quarter of 2011 and 2010. Higher professional fees in the first quarter of 2011 were offset by lower foreign currency and bonus expense.
Liquidity and Capital Resources
Cash Flow
The Company’s primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company’s principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the three months ended January 29, 2011 and January 30, 2010:

	Three Months Ended
	January 29,	January 30,
	2011	2010

Cash Flows (in thousands)
Net cash provided by operating activities	$7,711	$8,948
Net cash used by investing activities	(7,986)	(492)
Net cash used by financing activities	(1,094)	(17,316)
Effect of exchange rate changes on cash and cash equivalents	4	21

Decrease in cash and cash equivalents	$(1,365)	$(8,839)

Net cash provided by operating activities was $7.7 million in the first quarter of 2011 compared to $8.9 million for the same period in the prior year. The decrease was mainly due to lower earnings. Net cash provided by operating activities in the first quarter of 2011 included a U.S. Federal income tax refund of $5.7 million.
Net cash used for investing activities of $8.0 million in the first quarter of 2011 consisted of capital expenditures. Net cash used for investing activities of $0.5 million in the first quarter of 2010 consisted of $3.4 million in capital expenditures partially offset by $2.9 million in proceeds from dispositions of assets associated with previously closed facilities. We expect to spend approximately $30.0 million of capital expenditures in 2011. Capital expenditure amounts are expected to be funded mainly from operating cash flows.
Net cash used for financing activities was $1.1 million in the first quarter of 2011 mainly consisted of debt financing costs associated with the Company’s Amendments, partially offset by credit facility borrowings. Net cash used for financing activities of $17.3 million in the first quarter of 2010 mainly consisted of required payments to debt holders associated with extraordinary receipts on the sale of a business that occurred in 2009.
Financing Arrangements
On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150.0 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amended 2004 Senior Notes, acquisitions are permitted subject to a maximum pro forma Leverage Ratio of 3.0 to 1 and minimum pro forma undrawn availability under the credit facility of $25.0 million. The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.
Concurrent with the closing of the new credit facility in June of 2010, the Company repaid in full its higher interest rate 6.82% 2006 Senior Notes from borrowings under the new credit facility. The Company recorded a $0.7 million non-cash write-off of unamortized debt issuance costs from the extinguishment of its previous credit facility and the 2006 Senior Notes in the third quarter of 2010. Capitalized fees incurred to establish the new credit facility in the third quarter of 2010 were $1.2 million.
On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its new credit facility and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments were effective starting with the Company’s first quarter of 2011. Under the Amendments, the Company’s maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30.0 million when the Company’s Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes. In addition, the Company is subject to certain restrictions on its ability to complete acquisitions during 2011. Capitalized fees incurred in the first quarter of 2011 for the Amendments were $1.6 million. During the term of the Agreements, the Company is subject to an additional fee in the event the Company’s credit rating decreases to a defined level. The additional fee would be based on the Company’s debt level at that the time of the ratings decrease and would have been approximately $1.1 million as of January 29, 2011.
The Agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year’s excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company’s Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. In addition, the Company is required to offer a percentage of annual

“excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. Based on the Company’s 2010 excess cash flow, the Company will offer $0.4 million to the Senior Note holders. If accepted by the Senior Note holders, the early principal payment is expected to be paid in the second quarter of 2011.
At January 29, 2011, the Company had $173.2 million of outstanding debt with a weighted average interest rate of 5.41%, of which 68.4% represented fixed rate instruments with a weighted average interest rate of 6.56%.
At January 29, 2011, the Company had $91.3 million of total capacity and $46.7 million of outstanding loans under the credit facility at a weighted average interest rate of 3.27%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12.0 million. Under the Company’s most restrictive covenant, the Leverage Ratio, the Company had $17.9 million of availability on its credit facility as of January 29, 2011.
The Company’s other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 2.00% to 12.47%.
The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year other than the 2010 excess cash flow payment discussed above, which is expected to be paid in the second quarter of 2011. Excluding the 2010 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months. As a result of the Company’s requirement to offer the 2010 excess cash flow amount, $0.4 million has been classified as a current maturity of long-term debt.
While the Company was in compliance with its covenants as of January 29, 2011 and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company’s failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.
We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations
The following table reconciles operating (loss) earnings (GAAP) to operating (loss) earnings excluding special items (Non-GAAP), net (loss) earnings from continuing operations (GAAP) to net (loss) earnings from continuing operations excluding special items (Non-GAAP) and net (loss) earnings from continuing operations per diluted share (GAAP) to net (loss) earnings from continuing operations per diluted share excluding special items (Non-GAAP):

	Three Months Ended
	January 29,	January 30,
(unaudited and in thousands, except per share data)	2011	2010

Operating (loss) earnings (GAAP)	$(1,818)	$6,779
Restructuring and exit costs	828	671

Operating (loss) earnings excluding special items (Non-GAAP)	$(990)	$7,450

Net (loss) earnings from continuing operations (GAAP)	$(1,838)	$4,736
Restructuring and exit costs, net of tax	513	422
Tax benefits from restructuring of foreign operations	—	(2,770)

Net (loss) earnings from continuing operations excluding special items (Non-GAAP)	$(1,325)	$2,388

Net (loss) earnings from continuing operations per diluted share (GAAP)	$(0.06)	$0.15
Restructuring and exit costs, net of tax	0.02	0.02
Tax benefit on restructuring of foreign operations	—	(0.09)

Net (loss) earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$(0.04)	$0.08

The following table reconciles operating (loss) earnings (GAAP) to operating (loss) earnings excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended January 29, 2011			Three Months Ended January 30, 2010
			Operating			Operating
			(Loss)			(Loss)
	Operating		Earnings	Operating		Earnings
	(Loss)		Excluding	(Loss)		Excluding
	Earnings	Special	Special Items	Earnings	Special	Special Items
Segment	(GAAP)	Items	(Non-GAAP)	(GAAP)	Items	(Non-GAAP)

Custom Sheet and Rollstock	$4,483	$350	$4,833	$8,291	$84	$8,375
Packaging Technologies	4,642	116	4,758	6,004	(729)	5,275
Color & Specialty Compounds	(2,598)	356	(2,242)	898	1,316	2,214
Corporate	(8,345)	6	(8,339)	(8,414)	—	(8,414)

Total	$(1,818)	$828	$(990)	$6,779	$671	$7,450

Item 4.	Controls and Procedures
Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of January 29, 2011, to provide reasonable assurance of the achievement of these objectives.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.
There was no change in the Company’s internal control over financial reporting during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — Other Information

Item 1.	Legal Proceedings
In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi’s bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom — Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint. Delphi has filed such motion, but a hearing on the motion has not yet been scheduled. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
In January 2011, the Stamford, CT facility of Spartech Polycast, Inc., a subsidiary of the Company, received three notices of violation (NOVs) from the Connecticut Department of Environmental Protection (CTDEP) alleging violations of regulations governing air pollution control. The NOVs allege: (1) failure to file a semi-annual monitoring report; (2) failure to have a leak detection and repair program that meets regulatory requirements; and, (3) failure to satisfy certain air emissions standards. Spartech filed timely responses to the NOVs during February 2011 as a first step in resolving these NOVs and will continue to engage CTDEP to resolve this matter. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company’s results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or cash flows.
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

SPARTECH CORPORATION (Registrant)
Date: March 7, 2011	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President of Finance (Principal Accounting Officer)