Form 10-Q
period 2011-04-30
SPARTECH CORP
filed 2011-06-08
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,830,637 shares of Common Stock, $.75 par value per share, outstanding as of May 31, 2011.

SPARTECH CORPORATION
FORM 10-Q For the Three and Six Months Ended April 30, 2011

Cautionary Statements Concerning Forward-Looking Statements

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

PART I — Financial Information
Item 1. Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	April 30,	October 30,
(Dollars in thousands, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,707	$4,900
Trade receivables, net of allowances of $3,863 and $3,404, respectively	149,254	134,902
Inventories, net of inventory reserves of $8,312 and $6,539, respectively	99,894	79,691
Prepaid expenses and other current assets, net	24,966	35,789
Assets held for sale	3,156	3,256
Total current assets	279,977	258,538
Property, plant, and equipment, net	210,835	211,844
Goodwill	87,921	87,921
Other intangible assets, net	13,716	14,559
Other long-term assets	4,102	4,279

Total assets	$596,551	$577,141
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$526	$880
Accounts payable	137,731	129,037
Accrued liabilities	32,877	34,112
Total current liabilities	171,134	164,029

Long-term debt, less current maturities	177,734	171,592

Other long-term liabilities:
Deferred taxes	41,751	42,648
Other long-term liabilities	6,358	5,866
Total liabilities	396,977	384,135
Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,825,000 and 30,884,503 shares, respectively	24,849	24,849
Contributed capital	204,435	204,966
Retained earnings	13,689	10,036
Treasury stock, at cost, 2,306,846 and 2,247,343 shares, respectively	(50,952)	(52,730)
Accumulated other comprehensive income	7,553	5,885
Total shareholders’ equity	199,574	193,006

Total liabilities and shareholders’ equity	$596,551	$577,141
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
(Unaudited and dollars in thousands, except per share data)	2011	2010	2011	2010
Net sales	$282,551	$268,524	$517,334	$493,687
Costs and expenses
Cost of sales	255,474	237,642	471,851	435,974
Selling, general and administrative expenses	19,010	20,452	37,984	38,868
Amortization of intangibles	422	963	845	1,928
Restructuring and exit costs	548	1,596	1,377	2,266
Total costs and expenses	275,454	260,653	512,057	479,036
Operating earnings	7,097	7,871	5,277	14,651
Interest, net of interest income	2,686	3,251	5,257	6,767
Earnings from continuing operations before income taxes	4,411	4,620	20	7,884
Income tax expense (benefit)	1,564	80	(987)	(1,393)
Net earnings from continuing operations	2,847	4,540	1,007	9,277
Net earnings (loss) from discontinued operations, net of tax	(225)	(87)	2,646	(80)
Net earnings	2,622	4,453	3,653	9,197
Basic earnings per share:
Earnings from continuing operations	$0.09	$0.15	$0.03	$0.30
Earnings (loss) from discontinued operations, net of tax	(0.01)	$(0.01)	0.09	$—
Net earnings per share	$0.08	$0.14	$0.12	$0.30
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.09	$0.15	$0.03	$0.30
Earnings (loss) from discontinued operations, net of tax	(0.01)	$(0.01)	0.09	$(0.01)
Net earnings per share	$0.08	$0.14	$0.12	$0.29
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	April 30,	May 1,
(Unaudited and dollars in thousands)	2011	2010
Cash flows from operating activities
Net earnings	$3,653	$9,197
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,137	19,013
Stock-based compensation expense	1,541	1,931
Restructuring and exit costs	299	152
Gain (loss) on disposition of assets, net	192	(884)
Provision for bad debt expense	774	25
Change in current assets and liabilities	(13,434)	(8,161)
Other, net	(673)	(1,703)
Net cash provided by operating activities	8,489	19,570
Cash flows from investing activities
Capital expenditures	(14,201)	(7,579)
Proceeds from the disposition of assets	—	2,876
Net cash used by investing activities	(14,201)	(4,703)
Cash flows from financing activities
Bank credit facility borrowings, net	6,000	11,900
Payments on notes and bank term loan	(378)	(49,590)
Payments on bonds and leases	(255)	(262)
Debt issuance costs	(1,561)	—
Stock-based compensation exercised	(294)	—
Net cash provided (used) by financing activities	3,512	(37,952)
Effect of exchange rates on cash and cash equivalents	7	18
Decrease in cash and cash equivalents	(2,193)	(23,067)
Cash and cash equivalents at beginning of year	4,900	26,925
Cash and cash equivalents at end of year	$2,707	$3,858
See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statement

1. Basis of Presentation

The consolidated financial statements include the accounts of Spartech Corporation and its consolidated subsidiaries (“Spartech” or the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 30, 2010 Annual Report on Form 10-K.

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic, Discontinued Operations. Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group. See Notes 2 and 10 for further discussion of the Company's discontinued operations and segments, respectively.

Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the second quarter of 2010, the Company moved organizational reporting and management responsibilities of two businesses previously included in the Color and Specialty Compounds segment to the Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized the internal reporting and management responsibilities of certain product lines between the Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments beginning in the second quarter. Accordingly, historical segment results have been reclassified to conform to these changes. See Note 10 for further discussion of the Company's segments.

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

The Company's fiscal year ends on the Saturday closest to October 31st. Fiscal years presented in this report contain 52 weeks and periods presented are fiscal unless noted otherwise.

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

During 2009, the Company filed a proof of claim in Chemtura's Chapter 11 case, alleging losses for breach of contract, fixed asset write-offs, severance and other related facility closure costs. In the first quarter of 2011, the Company reached a final settlement agreement with Chemtura and obtained the Bankruptcy Court's approval for the settlement of the claim for $4,188 in cash and equity in the newly reorganized Chemtura, which was subsequently sold, resulting in $4,844 of total cash proceeds. Chemtura was the sole customer at our closed Arlington, Texas, facility and closure and related expenses were accounted for as discontinued operations. A summary of the net sales and the net earnings from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net sales	$—	$6	$—	$6
Earnings from discontinued operations before income taxes	(363)	(89)	4,271	(78)
Provision for income taxes	(138)	(2)	1,625	2
Earnings from discontinued operations, net of tax	$(225)	$(87)	2,646	(80)

3. Inventories, net
Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximate average cost. Finished goods include the costs of material, labor and overhead. Inventories at April 30, 2011, and October 30, 2010, consisted of the following:

	April 30, 2011	October 30, 2010
Raw materials	$62,097	$50,258
Production supplies	6,767	6,547
Finished goods	39,342	29,425
Inventory reserves	(8,312)	(6,539)
Total inventories, net	$99,894	$79,691

4. Restructuring and Exit Costs
Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Restructuring and exit costs:
Custom Sheet and Rollstock	$109	$771	$459	$853
Packaging Technologies	131	10	247	(719)
Color and Specialty Compounds	308	787	665	2,104
Corporate	—	28	6	28
Total restructuring and exit costs	548	1,596	1,377	2,266
Income tax benefit	(203)	(598)	(509)	(848)
Impact on net earnings from continuing operations	$345	$998	$868	$1,418

2008 Restructuring Plan

In 2008, the Company announced a restructuring plan to address declines in end-market demand and to build a low cost-to-serve model. The plan included the consolidation of production facilities, shut-down of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. During the first quarter of 2010, the Company sold a closed facility previously included in the Packaging Technologies segment and recorded a $711 gain on the sale.

The following table summarizes the cumulative restructuring and exit costs incurred to date under the 2008 restructuring plan:

		Six Months Ended
	Cumulative through 2010	April 30, 2011	Cumulative To-Date
Employee severance	$5,798	$474	$6,272
Facility consolidation and shut-down costs	5,311	1,002	6,313
Fixed asset valuation adjustments, net	3,167	(99)	3,068
Total	$14,276	$1,377	$15,653

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

The Company expects to incur approximately $600 of additional restructuring and exit costs in continuing operations for initiatives announced through April 30, 2011, which will primarily consist of employee severance and facility consolidation and shut-down costs. The Company's announced facility consolidations and shut-downs are expected to be substantially complete by the third quarter of 2011.

The Company's total restructuring liability, representing severance and relocation costs, was $608 and $540 at April 30, 2011, and October 30, 2010, respectively. Cash payments for restructuring activities of continuing operations were $275 and $799 for the three and six months ended April 30, 2011.

5. Debt
Debt at April 30, 2011, and October 30, 2010, consisted of the following:

	April 30, 2011	October 30, 2010
2004 Senior Notes	$113,594	$113,972
Credit facility	51,900	45,900
Other	12,766	12,600
Total debt	178,260	172,472
Less current maturities	526	880
Total long-term debt	$177,734	$171,592

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

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its new credit facility and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments were effective starting with the Company's first quarter of 2011. Under the Amendments, the Company's maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30,000 when the Company's Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes.  In addition, the Company is subject to certain restrictions on its ability to complete acquisitions during 2011.  Capitalized fees incurred in the first quarter of 2011 for the Amendments were $1,595.  During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit rating decreases to a defined level.  The additional fee would be based on the Company's debt level at the time of the ratings decrease and would have been approximately $1,100 as of April 30, 2011.

The Agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1,000 threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. Based on the Company's 2010 excess cash flow, the Company paid $378 to the Senior Note holders during the second quarter of 2011.

At April 30, 2011, the Company had $86,149 of total capacity and $51,900 of outstanding loans under the credit facility at a weighted average interest rate of 2.55%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $11,951. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $8,977 of availability on its credit facility as of April 30, 2011.

The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year other than the excess cash flow payment discussed above.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.86% to 12.47%.

The Company was in compliance with all debt covenants as of April 30, 2011. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

6. Income Taxes

The difference between the Company's statutory rate and the Company's effective rate for the first half of 2011, was primarily attributable to a reorganization of the Company's legal entities which resulted in a one-time $810 deferred benefit, coupled with the reinstatement of the research and development tax credit, both of which occurred in the first quarter of 2011. These benefits were partially offset by adjustments to the Company's tax contingency reserves and the effects of permanent items.

In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity which resulted in income tax benefits to the Company of $2,770, and in the second quarter of 2010, the Company's Canadian entity used $18,500 to recapitalize our French operations which resulted in income tax benefits to the company of $1,631. These transactions resulted in a combined income tax benefits to the Company of $4,401 in the first half of 2010. The difference between the Company's statutory rate and effective rate in these periods was primarily attributable to these transactions.

7. Fair Value of Financial Instruments

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

The Company performs an analysis of all existing financial assets and financial liabilities measured at fair value on a recurring basis to determine the significance and character of all inputs used to determine their fair value. The Company's financial instruments, including cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, have net carrying values that approximate their fair values due to the short-term nature of these instruments.

The standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

Level 1 inputs - Quoted prices for identical assets and liabilities in active markets.

Level 2 inputs - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, observable inputs other than quoted prices and inputs that are derived principally from or corroborated by other observable market data.

Level 3 inputs - Unobservable inputs reflecting the entity's own assumptions about the assumptions market participants would use in pricing the asset or liability.

The estimated fair value of the long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	April 30, 2011		October 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$178,260	$184,879	$172,472	$176,631

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of April 30, 2011, the Company had $3,156 of assets held-for-sale.

During the six months ended April 30, 2011, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

8. Commitments and Contingencies

In September 2003, the New Jersey Department of Environmental Protection (“NJDEP”) issued a directive to approximately 30 companies, including Franklin-Burlington Plastics, Inc., a subsidiary of the Company (“Franklin-Burlington”), to undertake an assessment of natural resource damage and perform interim restoration of the Lower Passaic River, a 17-mile stretch of the Passaic River in northern New Jersey. The directive, insofar as it relates to the Company and its subsidiary, pertains to the Company's plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River. The Company acquired the facility in 1986, when it purchased the stock of the facility's former owner, Franklin Plastics Corp. The Company acquired all of Franklin Plastics Corp.'s environmental liabilities as part of the acquisition.

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

In 2009, the Company's subsidiary and over 300 other companies were named as third-party defendants in a suit brought by the NJDEP in Superior Court of New Jersey, Essex County, against Occidental Chemical Corporation and certain related entities (collectively, the “Occidental Parties”) with respect to alleged contamination of the Newark Bay Complex, including the Lower Passaic River. The third-party complaint seeks contributions from the third-party defendants with respect to any award to NJDEP of damages against the Occidental Parties in the matter.

As of April 30, 2011, the Company had approximately $777 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the April 30, 2011, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates ("Delphi"), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties. The complaint was originally filed under seal in September 2007 in the United States Bankruptcy Court for the Southern District of New York, and pursuant to certain court orders the service of process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint. Delphi has filed such motion, and a hearing on the motion has been scheduled for late June of 2011. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

The Company is also subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits, and administrative proceedings, the Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In September 2010, the Company entered into a subordinated secured note receivable for $9.9 million. As of April 30, 2011 the Company's gross receivable balance was $4.5 million. This customer's net sales represented approximately 2% of the Company's consolidated net sales for the second quarter of 2011. One of this customer's products, for which the Company is a significant supplier of sheet, experienced substantial growth in 2009 followed by a significant reduction in volume during 2010 and 2011.  As a result of the decline in its business, this customer restructured its financing arrangements with its bank, increasing its liquidity in the near term. The subordinated secured note receivable, which was in default as of April 30, 2011, is payable over a seven (7) month period, and matured during April 2011, and is subject to standstill periods and other restrictions. There can be no assurance that this customer will be able to pay the subordinated secured note receivable balance in accordance with its terms or that the Company will ultimately be able to collect the remaining subordinated secured note receivable balance. Also, it is possible that this customer's orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring, which could have a material impact on the Company's results of operations, consolidated financial position and cash flows. We believe we have adequate reserves for the potential uncollectible portion of the subordinated secured note receivable as of April 30, 2011.

9. Net Earnings (Loss) Per Share

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

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Antidilutive shares:
SSARs	994	1,113	991	1,166
Stock options	677	842	677	927
Unvested restricted stock	125	117	124	117
Performance shares	—	84	—	84
Total antidilutive shares excluded from diluted earnings per share	1,796	2,156	1,792	2,294

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings from continuing operations, net earnings attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three and six months ended April 30, 2011, and May 1, 2010 is as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Basic and diluted net earnings:
Net earnings from continuing operations	$2,847	$4,540	$1,007	$9,277
Less: net earnings from continuing operations allocated to participating securities	28	65	11	137
Net earnings from continuing operations attributable to common shareholders	2,819	4,475	996	9,140
Net earnings (loss) from discontinued operations, net of tax	(225)	(87)	2,646	(80)
Less: net earnings from discontinued operations allocated to participating securities	(2)	—	29	—
Net earnings (loss) from discontinued operations attributable to common shareholders	(223)	(87)	2,617	(80)
Net earnings attributable to common shareholders	$2,596	$4,388	$3,613	$9,060
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,652	30,556	30,619	30,515
Add: dilutive shares from equity instruments	76	227	85	215
Diluted weighted average shares outstanding	30,728	30,783	30,704	30,730
Basic earnings per share attributable to common stockholders:
Net earnings from continuing operations	$0.09	$0.15	$0.03	$0.30
Net earnings (loss) from discontinued operations, net of tax	(0.01)	$(0.01)	0.09	$—
Net earnings per share	$0.08	$0.14	$0.12	$0.30
Diluted earnings per share attributable to common shareholders:
Net earnings from continuing operations	$0.09	$0.15	$0.03	$0.30
Net earnings (loss) from discontinued operations, net of tax	(0.01)	(0.01)	0.09	(0.01)
Net earnings per share	$0.08	$0.14	$0.12	$0.29

10. Segment Information

The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company uses operating earnings (loss) from continuing operations, excluding the effect of foreign exchange, to evaluate business segment performance. Accordingly, discontinued operations have been excluded from the segment results below, which is consistent with management's evaluation metrics. Corporate operating losses include corporate office expenses, shared services costs, information technology costs, professional fees and the effect of foreign currency exchange that are not allocated to the reportable segments.

During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in the Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in the second quarter, the Company reorganized its internal reporting and management responsibilities of certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments beginning in the second quarter and historical segment results have been reclassified to conform to these changes. A description of the Company's reportable segments is as follows:

Custom Sheet and Rollstock
The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, calendered film, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company's custom sheet and rollstock is used in several end markets, including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and numerous other end markets.

Packaging Technologies
The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form, which are extruded into rollstock or thermoformed into an end product. The segment sells packaging products principally through its own sales force and produces and distributes the products from facilities in the United States. The Company's Packaging Technologies products are mainly used in the food, medical and consumer packaging, and sign and advertising end markets.

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

The following presents the Company's net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three and six months ended April 30, 2011, and May 1, 2010:

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net sales: (a)(b)
Custom Sheet and Rollstock	$146,116	$150,577	271,260	275,745
Packaging Technologies	62,362	54,869	114,105	102,972
Color and Specialty Compounds	74,073	63,078	131,969	114,970
	$282,551	$268,524	$517,334	$493,687
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$7,075	$9,815	11,558	18,106
Packaging Technologies	6,358	5,467	11,000	11,472
Color and Specialty Compounds	961	2,191	(1,637)	3,089
Corporate	(7,297)	(9,602)	(15,644)	(18,016)
	$7,097	$7,871	$5,277	$14,651

Notes to Table
(a)
Excludes intersegment sales of $14,012 and $13,388 in the second quarter of 2011 and 2010, respectively, and intersegment sales of $24,771 and $23,533 in the first six months of 2011 and 2010, respectively.

(b)	Excludes discontinued operations.

11. Comprehensive Income

Comprehensive income is an entity's change in equity during the period related to transactions, events and circumstances from non-owner sources. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The reconciliation of net earnings to comprehensive income for the three and six months ended April 30, 2011, and May 1, 2010 is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net earnings	$2,622	$4,453	$3,653	$9,197
Foreign currency translation adjustments	1,256	2,437	1,668	3,672
Total comprehensive income	$3,878	$6,890	$5,321	$12,869

The Company recorded foreign exchange gains before taxes of $516 and losses of $1,943 for the three months ended April 30, 2011, and May 1, 2010, respectively. The Company recorded foreign exchange gains before taxes of $621 and losses of $2,529 for the six months ended April 30, 2011 and May 1, 2010, respectively. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations. As of April 30, 2011, the Company had monetary assets denominated in foreign currency of $6,407 of net Canadian liabilities, $6,358 of net euro assets and $3,899 of net Mexican Peso assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations contains “forward-looking statements.” The following discussion of the Company's financial condition and results of operations should be read in conjunction with Spartech's condensed consolidated financial statements and accompanying notes. The Company has based its forward-looking statements about its markets and demand for its products and future results on assumptions that the Company considers reasonable. Actual results may differ materially from those suggested by such forward-looking statements for various reasons including those discussed in “Cautionary Statements Concerning Forward-Looking Statements.” Unless otherwise noted, all amounts and analyses are based on continuing operations.

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and operating (loss) earnings excluding special items, net (loss) earnings from continuing operations excluding special items and net (loss) earnings from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include restructuring and exit costs, and tax benefits from restructuring of foreign operations.

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of these measures is intended to supplement investors' understanding of the Company's operating performance. These measures may not be comparable to similar measures at other companies. The Company believes that these measurements are useful to investors because it helps them compare the Company's results to previous periods and provides an indication of underlying trends in the business. Non-GAAP measurements are not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. See the “Liquidity and Capital Resources” section of Item 2 for a reconciliation of GAAP to non-GAAP measures.

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

The Company assesses net sales changes using two major drivers: underlying volume and price/mix. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company's fiscal year ends on the Saturday closest to October 31 and generally contains 52 weeks or 364 calendar days. In addition, periods presented are fiscal periods unless noted otherwise.

Results
Net sales of $282.6 million and $517.3 million for the second quarter and first six months of 2011, increased 5% from the same periods in 2010, representing an 8% increase from price/mix offset by a 3% decrease in volume for both period comparisons. This decrease was due to a decline in sales of sheet for material handling applications caused by a considerable slowdown in orders from one of our significant customers. Mitigating this decrease was increased sales volume of compounds and sheet to the automotive sector and compounds to the commercial construction market from continued recovery of these end markets, and an increase in graphic arts sales. The price/mix increase was primarily related to increases in selling prices to pass through increases in raw material costs. Operating earnings excluding special items were $7.6 million and $6.7 million for the second quarter and first six months of 2011, compared to operating earnings excluding special items of $9.5 million and $16.9 million in the same periods of 2010.

During the second quarter, the Company improved from the operational inefficiencies that started in the second half of 2010.

We saw positive improvement on key metrics including on-time delivery to customers, product yield and production yield in portions of our business. Our turnaround efforts in our Color and Specialty Compounds segment helped increase earnings in the second quarter over the trailing first quarter which we believe shows that our back to basics priority is beginning to show results. A key focus for the Company over the next two quarters will be to implement this turnaround model to our Custom Sheet and Rollstock segment in which we have significant opportunities to improve in the operations and customer interface areas. We also made progress on our organic growth priorities and new business wins in our Packaging Technologies segment which helped this segment report an increase in earnings in the second quarter versus the second quarter of the prior year. We are realistic about the level of work and cultural change necessary for us to achieve our targeted improvements from our six key priorities (back to basics in operations, optimizing material usage, organic growth, new technology center, cross-unit business selling and engaging customers at multiple levels), and the headwinds brought by a volatile resin and inflationary environment. Although the headwinds may continue to cause our improvements to be slow, but gradual, we remain committed to the execution of our priorities initiatives which have the objective of organic sales growth coupled with a more efficient cost structure to improve shareholder returns.

Outlook
We are continuing to focus on our six key priorities which have an objective of improving our profitability, building a more customer-focused organization, and investing in capabilities to enhance growth. To date in fiscal 2011 we have managed through significant increases in raw materials and other costs and expect a volatile raw material and inflationary environment to continue through the rest of the year. Although we believe the fundamental operational changes being undertaken in each of our business segments during 2011 will lead to substantial levels of earnings improvement in fiscal 2012, we expect our fiscal 2011 earnings performance to remain at depressed levels. Our commitment to our shareholders is to execute on our plan to deliver significantly enhanced profitability and organic growth over the next twelve months.

Consolidated Results
Net sales were $282.6 million in the three month period ended April 30, 2011, representing a 5% increase, over the same period in the prior year. The increase was caused by:

	Q2 2011 vs. Q2 2010	YTD 2011 vs. YTD 2010
Underlying volume	-3%	-3%
Price/Mix	8%	8%
Total	5%	5%

The decrease in volume for both period comparisons was from a decline in sales of sheet for material handling applications due to a considerable slowdown in orders from one of our largest customers. It is possible that our main material handling customer's orders will not materialize at sufficient levels to support its continued operations, the customer will be unable to sustain adequate financing to fund payments under its obligations or the customer may undergo additional financial restructuring, which could have a material impact on the Company's results of operations, consolidated financial position and cash flows. Mitigating this decrease were increases in sales volume of compounds and sheet to the automotive sector of the transportation market and compounds to the commercial construction and agricultural end markets from continued demand recovery, and an increase in graphic arts sales. The price/mix increase was primarily related to increases in selling prices to pass through increases in raw material costs.

The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three and six months ended April 30, 2011 and May 1, 2010. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended		Six Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Dollars and Pounds(in millions)
Net sales	$282.6	$268.5	$517.3	$493.7
Cost of sales	255.5	237.6	471.9	436.0
Gross margin	$27.1	$30.9	$45.4	$57.7

Pounds sold	235.9	242.1	439.8	452.7
Dollars per Pound Sold
Net sales	$1.198	$1.109	$1.176	$1.091
Cost of sales	1.083	0.982	1.073	0.963
Gross margin	$0.115	$0.127	$0.103	$0.128

Gross margin per pound sold declined from 12.7 cents for the three months ended May 1, 2010 to 11.5 cents for the three months ended April 30, 2011, and declined from 12.8 cents for the six months ended May 1, 2010 to 10.3 cents for the six months ended April 30, 2011, primarily reflecting the continued impact of production inefficiencies that began in the second half of 2010, higher labor costs, increased freight expense, margin compression from increased competition, and the impact of higher material costs. The decrease in gross margin was partially offset by reduced depreciation expense due to the Company's plant consolidation efforts and a decrease in workers compensation expense due to lower claims.

Selling, general and administrative expenses were $19.0 million and $38.0 million in the second quarter and first six months of 2011 compared to $20.5 million and $38.9 million in the same periods of the prior year. These amounts include foreign currency gains of $0.5 million and $0.6 million in the second quarter and first half of 2011, and losses of $1.9 million and $2.5 million in the second quarter and first half of 2010. The gains in 2011 are primarily due to the strengthening of the US dollar to the Euro. The losses in 2010 were mostly caused by a weakening U.S. dollar to the Canadian dollar. Refer to Note 12, Comprehensive Income (Loss) for further discussion of the Company's foreign currency positions as of the end of the second quarter. The decrease in foreign currency losses were partially offset by higher employee compensation and relocation costs.

Amortization of intangibles was $0.4 million and $0.8 million in the second quarter and first six months of 2011 compared to $1.0 million and $1.9 million in the same periods of the prior year. The decreases in both period comparisons reflects intangible assets which became fully amortized, coupled with the impact of intangible asset impairments recorded by the Company in the fourth quarter of 2010.

Restructuring and exit costs were $0.5 million and $1.4 million in the second quarter and first six months of 2011 compared to $1.6 million and $2.3 million in the same periods of the prior year. For both period comparisons, restructuring and exit costs are mostly comprised of employee severance, facility consolidation and shut-down costs and accelerated depreciation. We expect to incur approximately $0.6 million of additional restructuring expenses for initiatives announced through April 30, 2011, which will be mostly comprised of cash employee severance, facility consolidation and shut-down costs and accelerated depreciation.

Interest expense, net of interest income, was $2.7 million and $5.3 million in the second quarter and first six months of 2011 compared to $3.3 million and $6.8 million in the same periods of the prior year. These decreases were primarily driven by a reduction in higher interest rate debt.

We reported net earnings from continuing operations of $2.8 million or $0.09 per diluted share and $1.0 million or $0.03 per diluted share for the second quarter and first six months of 2011, compared to net earnings from continuing operations of $4.5 million or $0.15 per diluted share and $9.3 million or $0.30 per diluted share in the same periods of the prior year. Excluding special items (restructuring and exit costs, and tax benefits from restructuring of foreign operations), we reported net earnings from continuing operations of $3.2 million or $0.10 per diluted share and $1.9 million or $0.06 per diluted share for the second quarter and first six months of 2011, compared to net earnings from continuing operations of $3.9 million or $0.13 per diluted share and $6.3 million or $0.21 per diluted share in the same periods of the prior year. The fluctuations reflect the impact of items previously discussed.

The difference between the Company's statutory rate and the Company's effective rate for the six months ended April 30, 2011,

was primarily attributable to the reorganization of the Company's legal entities which resulted in a $0.8 million deferred tax benefit, coupled with the reinstatement of the research and development tax credit. These benefits were partially offset by adjustments to the Company's tax contingency reserves and the effects of permanent items.

Net earnings from discontinued operations were $2.6 million in the first six months of 2011, which mainly resulted from the settlement agreement for the breach of a contract by Chemtura that led to $4.8 million in total cash proceeds.

Segment Results

The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The information included in this section is intended to provide specific information for the operation results of each segment.

Custom Sheet and Rollstock Segment
Net sales were $146.1 million and $271.3 million for the three and six months ended April, 30, 2011, respectively, representing a decrease of 3% and 2% over the same periods of the prior year. Fluctuations in net sales were caused by:

	Q2 2011 vs. Q2 2010	YTD 2011 vs. YTD 2010
Underlying volume	-16%	-13%
Price/Mix	13%	11%
Total	-3%	-2%

The decrease in underlying volume for both period comparisons reflects a significant reduction in one customer's business activity for a material handling application. Absent this customer's decline, our sales volume was flat reflecting additional sales volume sold to the automotive sector which was offset somewhat by a decrease in volume sold of refrigeration sheet. The price/mix increase was mostly caused by increases in selling prices and greater mix of higher priced products.

Operating earnings excluding special items were $7.2 million and $12.0 million for the three and six months ended April 30, 2011 compared to $10.6 million and $19.0 million for the three and six months ended May 1, 2010. The decrease in operating earnings for both period comparisons reflects lower sales volume to a material handling customer and cost increases.

Packaging Technologies
Net sales were $62.3 million and $114.1 million for the three and six months ended April 30, 2011, representing an increase of 14% and 11% over the same periods of the prior year. The increase was caused by:

	Q2 2011 vs. Q2 2010	YTD 2011 vs. YTD 2010
Underlying volume	2%	0%
Price/Mix	12%	11%
Total	14%	11%

The increase in underlying volume for the second quarter reflects an increase in graphic arts sales and new customer volume sold for packaging applications, both of which more than offset the impact of a loss of share at a food packaging customer. For the first six months of 2011 these two factors offset one another to result in consistent sales volume. Price/mix for both period comparisons includes increases in selling prices from the pass through of increases in raw materials costs.

Operating earnings excluding special items were $6.5 million and $11.2 million for the three and six months ended April 30, 2011 compared to $5.5 million and $10.8 million for the three and six months ended May 1, 2010. The increase in operating earnings for both period comparisons was due to lower depreciation and amortization relating to our prior year impairments, higher sales volume and an increase in mix of higher margin product.

Color and Specialty Compounds Segment
Net sales were $74.1 million and $132.0 million for the three and six months ended April 30, 2011, representing a 17% and 15% increase, over the same periods in the prior year. The increase was caused by:

	Q2 2011 vs. Q2 2010	YTD 2011 vs. YTD 2010
Underlying volume	13%	9%
Price/Mix	4%	6%
Total	17%	15%

The increase in underlying volume for both period comparisons was due to a significant increase in sales to the commercial construction market, automotive sector of the transportation market and agricultural market from continued end market demand recovery. Offsetting these increases was a decline in sales to the appliance and electronics market. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs.

Operating earnings excluding special items were $1.3 million and operating losses excluding special items were $1.0 million for the three and six months ended April 30, 2011 compared to operating earnings of $3.0 million and $5.2 million in the same periods of the prior year. The decrease in operating earnings for both period comparisons reflects continued production inefficiencies and the impact of cost increases.

Corporate
Corporate expenses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $7.3 million and $15.6 million for the three and six months ended April 30, 2011 compared to $9.6 million and $18.0 million for the same periods of the prior year. The decrease in expenses for both period comparisons can be attributed to foreign currency exchange gains and losses, which were offset by higher labor and bonus expense.

Liquidity and Capital Resources

Cash Flow
The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the three months ended April 30, 2011 and May 1, 2010:

	Six Months Ended
	April 30, 2011	May 1, 2010
Cash Flows (in thousands)
Net cash provided by operating activities	$8,489	$19,570
Net cash used by investing activities	(14,201)	(4,703)
Net cash provided (used) by financing activities	3,512	(37,952)
Effect of exchange rate changes on cash and cash equivalents	7	18
Decrease in cash and cash equivalents	$(2,193)	$(23,067)

Net cash provided by operating activities was $8.5 million in the first six months of 2011 compared to $19.6 million for the same period in the prior year. The decrease reflects lower earnings and a relatively higher investment in net working capital. Net cash provided by operating activities in the first six months of 2011 included a U.S. Federal income tax refund of $5.7 million received in the first quarter.

Net cash used for investing activities of $14.2 million in the first six months of 2011 consisted of capital expenditures. Net cash used for investing activities in the first six months of 2010 was comprised of $7.6 million of capital expenditures partially offset by $2.9 million of proceeds from dispositions of assets associated with previously shut down operations. We expect to spend approximately $30.0 million of capital expenditures in 2011. Capital expenditure amounts are expected to be funded mainly from operating cash flows and credit facility borrowings.

Net cash provided for financing activities of $3.5 million in the first six months of 2011 mainly consisted of credit facility borrowings partially offset by debt financing costs associated with the Company's Amendments.  Net cash used for financing activities in the first six months of 2010 of $38.0 million reflects payments on the Senior Notes and funding of the Euro Bank term loan which matured in February 2010.

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

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its new credit facility and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments were effective starting with the Company's first quarter of 2011. Under the Amendments, the Company's maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30.0 million when the Company's Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes.  In addition, the Company is subject to certain restrictions on its ability to complete acquisitions during 2011.  Capitalized fees incurred in the first quarter of 2011 for the Amendments were $1.6 million.  During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit rating decreases to a defined level.  The additional fee would be based on the Company's debt level at that the time of the ratings decrease and would have been approximately $1.1 million as of April 30, 2011.

The Agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. Based on the Company's 2010 excess cash flow, the Company paid $0.4 million to the Senior Note holders during the second quarter of 2011.

At April 30, 2011, the Company had $178.3 million of outstanding debt with a weighted average interest rate of 5.21%, of which 66.4% represented fixed rate instruments with a weighted average interest rate of 6.57%.

At April 30, 2011, the Company had $86.1 million of total capacity and $51.9 million of outstanding loans under the credit facility at a weighted average interest rate of 2.55%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12.0 million. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $9.0 million of availability on its credit facility as of April 30, 2011.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.86% to 12.47%.

The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year other than the 2010 excess cash flow payment discussed above, which was paid in the second quarter of 2011. Excluding the 2010 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

While the Company was in compliance with its covenants as of April 30, 2011 and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations

The following table reconciles operating earnings (GAAP) to operating earnings excluding special items (Non-GAAP), net earnings from continuing operations (GAAP) to net earnings from continuing operations excluding special items (Non-GAAP) and net earnings from continuing operations per diluted share (GAAP) to net earnings from continuing operations per diluted share excluding special items (Non-GAAP):

	Three Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
(unaudited and in thousands, except per share data)	2011	2010	2011	2010
Operating earnings (GAAP)	$7,097	$7,871	$5,277	$14,651
Restructuring and exit costs	548	1,596	1,377	2,266
Operating earnings excluding special items (Non-GAAP)	$7,645	$9,467	$6,654	$16,917
Net earnings from continuing operations (GAAP)	$2,847	$4,540	$1,007	$9,277
Restructuring and exit costs, net of tax	345	998	868	1,418
Tax benefits from restructuring of foreign operations	—	(1,631)	—	(4,401)
Net earnings from continuing operations excluding special items (Non-GAAP)	$3,192	$3,907	$1,875	$6,294
Net earnings from continuing operations per diluted share (GAAP)	$0.09	$0.15	$0.03	$0.30
Restructuring and exit costs, net of tax	0.01	0.03	0.03	0.05
Tax benefit on restructuring of foreign operations	—	(0.05)	—	(0.14)
Net earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$0.10	$0.13	$0.06	$0.21

The following table reconciles operating (loss) earnings (GAAP) to operating (loss) earnings excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended			Three Months Ended
	April 30, 2011			May 1, 2010
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$7,075	$109	$7,184	$9,815	$771	$10,586
Packaging Technologies	6,358	131	6,489	5,467	10	5,477
Color & Specialty Compounds	961	308	1,269	2,191	787	2,978
Corporate	(7,297)	—	(7,297)	(9,602)	28	(9,574)
Total	$7,097	$548	$7,645	$7,871	$1,596	$9,467

	Six Months Ended			Six Months Ended
	April 30, 2011			May 1, 2010
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$11,558	$459	$12,017	$18,106	$853	$18,959
Packaging Technologies	11,000	247	11,247	11,472	(719)	10,753
Color & Specialty Compounds	(1,637)	665	(972)	3,089	2,104	5,193
Corporate	(15,644)	6	(15,638)	(18,016)	28	(17,988)
Total	$5,277	$1,377	$6,654	$14,651	$2,266	$16,917

Item 4. Controls and Procedures
Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of April 30, 2011, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates ("Delphi"), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom - Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) and pursuant to certain court orders the service process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint. Delphi has filed such motion, and a hearing on the motion has been scheduled for late June of 2011. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

In January 2011, the Stamford, CT facility of Spartech Polycast, Inc., a subsidiary of the Company, received three notices of violation (NOVs) from the Connecticut Department of Environmental Protection (CTDEP) alleging violations of regulations governing air pollution control. The NOVs allege: (1) failure to file a semi-annual monitoring report; (2) failure to have a leak detection and repair program that meets regulatory requirements; and, (3) failure to satisfy certain air emissions standards. Spartech filed timely responses to the NOVs during February 2011 as a first step in resolving these NOVs and will continue to engage CTDEP to resolve this matter. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

In addition to the matters described above and the notes to the consolidated financial statements, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these claims, lawsuits and administrative proceedings, the Company's management believes that the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

SPARTECH CORPORATION (Registrant)
Date:	June 8, 2011	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President of Finance (Principal Accounting Officer)