Form 10-Q
period 2011-07-30
SPARTECH CORP
filed 2011-09-07
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,830,756 shares of Common Stock, $.75 par value per share, outstanding as of August 31, 2011.

SPARTECH CORPORATION
FORM 10-Q For the Three and Nine Months Ended July 30, 2011 and July 31, 2010

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

PART I — Financial Information
Item 1. Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	July 30,	October 30,
(Dollars in thousands, except share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,208	$4,900
Trade receivables, net of allowances of $3,571 and $3,404, respectively	147,175	134,902
Inventories, net of inventory reserves of $8,581 and $6,539, respectively	101,819	79,691
Prepaid expenses and other current assets, net	26,009	35,789
Assets held for sale	3,156	3,256
Total current assets	279,367	258,538
Property, plant, and equipment, net	207,620	211,844
Goodwill	87,921	87,921
Other intangible assets, net	13,294	14,559
Other long-term assets	4,002	4,279

Total assets	$592,204	$577,141
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$520	$880
Accounts payable	139,637	129,037
Accrued liabilities	32,486	34,112
Total current liabilities	172,643	164,029

Long-term debt, less current maturities	164,034	171,592

Other long-term liabilities:
Deferred taxes	46,045	42,648
Other long-term liabilities	6,374	5,866
Total liabilities	389,096	384,135
Stockholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,830,529 and 30,884,503 shares, respectively	24,849	24,849
Contributed capital	204,966	204,966
Retained earnings	16,696	10,036
Treasury stock, at cost, 2,301,317 and 2,247,343 shares, respectively	(50,828)	(52,730)
Accumulated other comprehensive income	7,425	5,885
Total stockholders’ equity	203,108	193,006

Total liabilities and stockholders’ equity	$592,204	$577,141
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
(Unaudited and dollars in thousands, except per share data)	2011	2010	2011	2010
Net sales	$291,716	$269,635	$809,050	$763,322
Costs and expenses
Cost of sales	265,051	241,706	736,902	677,680
Selling, general and administrative expenses	17,744	26,725	55,730	65,593
Amortization of intangibles	422	961	1,265	2,889
Restructuring and exit costs	174	2,902	1,550	5,168
Total costs and expenses	283,391	272,294	795,447	751,330
Operating earnings (loss)	8,325	(2,659)	13,603	11,992
Interest, net of interest income	2,784	2,799	8,041	9,566
Debt extinguishment costs	—	729	—	729
Earnings (loss) from continuing operations before income taxes	5,541	(6,187)	5,562	1,697
Income tax expense (benefit)	2,553	(2,361)	1,566	(3,754)
Net earnings (loss) from continuing operations	2,988	(3,826)	3,996	5,451
Net earnings (loss) from discontinued operations, net of tax	19	(43)	2,664	(123)
Net earnings (loss)	3,007	(3,869)	6,660	5,328
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.10	$(0.12)	$0.13	$0.18
Earnings (loss) from discontinued operations, net of tax	—	—	0.09	(0.01)
Net earnings (loss) per share	$0.10	$(0.12)	$0.22	$0.17
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.10	$(0.12)	$0.13	$0.18
Earnings (loss) from discontinued operations, net of tax	—	—	0.08	(0.01)
Net earnings (loss) per share	$0.10	$(0.12)	$0.21	$0.17
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	July 30,	July 31,
(Unaudited and dollars in thousands)	2011	2010
Cash flows from operating activities
Net earnings	$6,660	$5,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,868	27,934
Stock-based compensation expense	2,200	2,905
Restructuring and exit costs	510	1,979
(Gain) loss on disposition of assets, net	67	(905)
(Benefit) provision for bad debt expense	(1,154)	7,893
Change in current assets and liabilities	(8,938)	(8,131)
Other, net	1,998	(1,864)
Net cash provided by operating activities	25,211	35,139
Cash flows from investing activities
Capital expenditures	(19,191)	(13,013)
Proceeds from the disposition of assets	420	2,884
Net cash used by investing activities	(18,771)	(10,129)
Cash flows from financing activities
Bank credit facility (payment) borrowings, net	(7,504)	39,100
Payments on notes and bank term loan	(378)	(87,582)
Payments on bonds and leases	(395)	(393)
Debt issuance costs	(1,558)	(1,174)
Stock-based compensation exercised	(299)	(180)
Net cash provided (used) by financing activities	(10,134)	(50,229)
Effect of exchange rates on cash and cash equivalents	2	60
Decrease in cash and cash equivalents	(3,692)	(25,159)
Cash and cash equivalents at beginning of year	4,900	26,925
Cash and cash equivalents at end of year	$1,208	$1,766
See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statement
(Unaudited and Dollars in thousands, except per share amounts)

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

During 2009, the Company filed a proof of claim in Chemtura's Chapter 11 case, alleging losses for breach of contract, fixed asset write-offs, severance and other related facility closure costs. In the first quarter of 2011, the Company reached a final settlement agreement with Chemtura and obtained the approval of the Bankruptcy Court overseeing Chemtura's bankruptcy proceedings for the settlement of the claim for $4,188 in cash and equity in the newly reorganized Chemtura, which was subsequently sold, resulting in $4,844 of total cash proceeds. Chemtura was the sole customer at our closed Arlington, Texas, facility and closure and related expenses were accounted for as discontinued operations. A summary of the net sales and the net earnings from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Earnings (loss) from discontinued operations before income taxes	$30	$(117)	$4,301	$(195)
Provision (benefit) for income taxes	11	(74)	1,637	(72)
Earnings (loss) from discontinued operations, net of tax	$19	$(43)	$2,664	$(123)

3. Inventories, net

Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximate average cost. Finished goods include the costs of material, labor and overhead. Inventories at July 30, 2011, and October 30, 2010, consisted of the following:

	July 30, 2011	October 30, 2010
Raw materials	$63,088	$50,258
Production supplies	6,795	6,547
Finished goods	40,517	29,425
Inventory reserves	(8,581)	(6,539)
Total inventories, net	$101,819	$79,691

4. Restructuring and Exit Costs

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Restructuring and exit costs:
Custom Sheet and Rollstock	$(86)	$537	$372	$1,390
Packaging Technologies	—	—	247	(719)
Color and Specialty Compounds	260	2,309	925	4,412
Corporate	—	56	6	85
Total restructuring and exit costs	174	2,902	1,550	5,168
Income tax (benefit)	(64)	(1,088)	(574)	(1,936)
Impact on net earnings from continuing operations	$110	$1,814	$976	$3,232

2008 Restructuring Plan
In 2008, the Company announced a restructuring plan to address declines in end-market demand and to build a low cost-to-serve model. The plan included the consolidation of production facilities, shut-down of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. During the first quarter of 2010, the Company sold one of these closed facilities that was previously included in the Packaging Technologies segment and recorded a $711 gain on the sale. The remaining closed facilities owned by the Company have been classified as assets held for sale and the Company is currently trying to liquidate.

The following table summarizes the cumulative restructuring and exit costs incurred to date under the 2008 restructuring plan:

	Cumulative	Nine Months Ended	Cumulative
	through 2010	July 30, 2011	To-Date
Employee severance	$5,798	$494	$6,292
Facility consolidation and shut-down costs	5,311	1,243	6,554
Fixed asset valuation adjustments, net	3,167	(187)	2,980
Total	$14,276	$1,550	$15,826

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

The Company expects to incur approximately $319 of additional restructuring and exit costs in continuing operations for initiatives announced through July 30, 2011, which will primarily consist of employee severance and facility consolidation and shut-down costs. The Company's announced facility consolidations and shut-downs are expected to be substantially complete by the end of the fiscal year.

The Company's total restructuring liability, representing severance and relocation costs, was $554 and $540 at July 30, 2011, and October 30, 2010, respectively. Cash payments for restructuring activities of continuing operations were $227 and $1,026 for the three and nine months ended July 30, 2011.

5. Debt

Debt at July 30, 2011, and October 30, 2010, consisted of the following:

	July 30, 2011	October 30, 2010
2004 Senior Notes	$113,594	$113,972
Credit facility	38,396	45,900
Other	12,564	12,600
Total debt	164,554	172,472
Less current maturities	520	880
Total long-term debt	$164,034	$171,592

On September 14, 2004 the Company completed a $150,000 private placement of Senior Unsecured Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150,000 with an optional $50,000 accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amended 2004 Senior Notes, acquisitions are permitted subject to a maximum pro forma Leverage Ratio of 3.0 to 1 and minimum pro forma undrawn availability under the credit facility of $25,000. The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

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

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its new credit facility and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments were effective starting with the Company's first quarter of 2011. Under the Amendments, the Company's maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30,000 when the Company's Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes.  In addition, the Company is subject to certain restrictions on its ability to complete acquisitions during 2011.  Capitalized fees incurred in the first quarter of 2011 for the Amendments were $1,595.  During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit rating decreases to a defined level.  The additional fee would be based on the Company's debt level at the time of the ratings decrease and would have been approximately $1,100 as of July 30, 2011.

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

At July 30, 2011, the Company had $99,653 of total capacity and $38,396 of outstanding loans under the credit facility at a weighted average interest rate of 2.33%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $11,951. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $15,736 of availability on its credit facility as of July 30, 2011.

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

The Company was in compliance with all debt covenants as of July 30, 2011. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

6. Income Taxes

The difference between the Company's U.S. federal statutory and the Company's effective tax rate for the three months ended July 30, 2011 was primarily attributable to a change in state tax law which resulted in a one-time write-off of a $1,469 deferred tax asset established in 2008 as tax expense.  This was partially offset by $790 of discrete credits and other items including research and development tax credits from 2010 and state tax incentives related to the expansion of our Wichita, Kansas facility.

The difference between the Company's U.S. federal statutory and the Company's effective tax rate for the nine months ended July 30, 2011 was primarily attributable to a reorganization of the Company's legal entities which resulted in a one-time $810 deferred benefit, coupled with the reinstatement of the research and development tax credit, both of which occurred in the first quarter of 2011.  These benefits were partially offset by adjustments to the Company's tax contingency reserves, a change in state tax law as noted above, and the effects of permanent items.

In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity and in the second quarter of 2010, the Company's Canadian entity used $18,500 to recapitalize the Company's French operations.  These transactions resulted in income tax benefits to the Company of $2,770 and $1,631 in the first and second quarter of 2010, respectively.  The difference between the Company's U.S. federal statutory rate and the Company's effective rate for the nine months ended July 31, 2010 was primarily attributable to these transactions.  Items impacting the Company's third quarter 2010 effective tax rate include the negative impact of state income taxes offset by foreign losses and the domestic manufacturing deduction.

7. Fair Value of Financial Instruments

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

We prioritize the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

The estimated fair value of our long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for the same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	July 30, 2011		October 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$164,554	$170,514	$172,472	$176,631

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of July 30, 2011, the Company had $3,156 of assets held-for-sale.

During the nine months ended July 30, 2011, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

As of July 30, 2011, the Company had approximately $714 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the July 30, 2011, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates ("Delphi"), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties.  The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom - Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) but service process did not commence until March 2010.  The Company filed a motion to dismiss the complaint in May 2010.  Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint.  Delphi subsequently filed such motion, and a hearing on the motion was held in June 2011.  A second hearing date is scheduled for late October 2011 for continued oral argument on such motion. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared & Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons is seeking unspecified damages, including costs related to a product recall.  Creative Vinyl/Fabrics, Inc. (“Creative”) is seeking common law indemnification and contribution from the Company.  The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons.  Discovery is ongoing and a date for trial has not yet been scheduled.  At this point, the Company is unable to reasonably predict an outcome or estimate a range of reasonably possible losses, if any.  Based upon the discovery conducted to date, management believes that although the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, such liabilities would not have a material adverse effect on the Company's consolidated financial position or cash flows.

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

In September 2010, the Company entered into a subordinated secured note receivable with a customer for $9.9 million. As of July 30, 2011 the Company's gross receivable balance was approximately $4.0 million. The subordinated secured note receivable matured in April 2011 and is in default. During the third quarter of 2011 the customer sold its assets in a U.C.C article 9 foreclosure sale. The Company understands the customer is no longer a revenue generating entity and does not appear to have any additional assets to settle claims. It is doubtful that this customer will be able to pay the subordinated secured note receivable balance or that the Company will ultimately be able to collect from this customer. Based on the above circumstances we have adequate reserves for the potential uncollectible portion of the subordinated secured note receivable as of July 30, 2011.

9. Net Earnings (Loss) Per Share

Basic earnings per share excludes any dilution and is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The dilution from each of these instruments is calculated using the treasury stock method. Outstanding equity instruments that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Antidilutive shares:
SSARs	1,282	349	976	349
Stock options	670	705	670	705
Total antidilutive shares excluded from diluted earnings per share	1,952	1,054	1,646	1,054

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings from continuing operations, net earnings attributable to common stockholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three and nine months ended July 30, 2011, and July 31, 2010 is as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Basic and diluted net earnings:
Net earnings (loss) from continuing operations	$2,988	$(3,826)	$3,996	$5,451
Less: net earnings (loss) from continuing operations allocated to participating securities	30	(50)	40	69
Net earnings (loss) from continuing operations attributable to common shareholders	2,958	(3,776)	3,956	5,382
Net earnings (loss) from discontinued operations, net of tax	19	(43)	2,664	(123)
Less: net earnings from discontinued operations allocated to participating securities	—	—	26	—
Net earnings (loss) from discontinued operations attributable to common shareholders	19	(43)	2,638	(123)
Net earnings (loss) attributable to common shareholders	$2,977	$(3,819)	$6,594	$5,259
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,658	30,555	30,632	30,528
Add: dilutive shares from equity instruments	58	154	77	149
Diluted weighted average shares outstanding	30,716	30,709	30,709	30,677
Basic earnings per share attributable to common stockholders:
Net earnings (loss) from continuing operations	$0.10	$(0.12)	$0.13	$0.18
Net earnings (loss) from discontinued operations, net of tax	—	—	0.09	(0.01)
Net earnings (loss) per share	$0.10	$(0.12)	$0.22	$0.17
Diluted earnings per share attributable to common shareholders:
Net earnings (loss) from continuing operations	$0.10	$(0.12)	$0.13	$0.18
Net earnings (loss) from discontinued operations, net of tax	—	—	0.08	(0.01)
Net earnings (loss) per share	$0.10	$(0.12)	$0.21	$0.17

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

Custom Sheet and Rollstock
The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, calendered film, laminates and cell cast acrylic. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company's custom sheet and rollstock is used in numerous end markets, including packaging, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and others.

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

The following presents the Company's net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three and nine months ended July 30, 2011, and July 31, 2010:

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales: (a)(b)
Custom Sheet and Rollstock	$145,185	$143,480	416,446	419,225
Packaging Technologies	64,989	60,892	179,094	163,864
Color and Specialty Compounds	81,542	65,263	213,510	180,233
	$291,716	$269,635	$809,050	$763,322
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$5,772	$344	17,331	18,451
Packaging Technologies	6,855	6,701	17,855	18,172
Color and Specialty Compounds	3,333	(1,459)	1,696	1,630
Corporate	(7,635)	(8,245)	(23,279)	(26,261)
	$8,325	$(2,659)	$13,603	$11,992

Notes to Table
(a)
Excludes intersegment sales of $15,526 and $14,209 in the third quarter of 2011 and 2010, respectively, and intersegment sales of $40,297 and $37,742 in the first nine months of 2011 and 2010 respectively.

(b)	Excludes discontinued operations.

11. Comprehensive Income

Comprehensive income is an entity's change in equity during the period related to transactions, events and circumstances from non-owner sources. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The reconciliation of net earnings to comprehensive income for the three and nine months ended July 30, 2011, and July 31, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net earnings (loss)	$3,007	$(3,869)	$6,660	$5,328
Foreign currency translation adjustments	(128)	(549)	1,540	3,123
Total comprehensive income (loss)	$2,879	$(4,418)	$8,200	$8,451

The Company recorded foreign exchange losses before taxes of $423 and gains of $83 for the three months ended July 30, 2011 and July 31, 2010, respectively. The Company recorded foreign exchange gains before taxes of $198 and losses of $2,446 for the nine months ended July 30, 2011, and July 31, 2010, respectively. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations. As of July 30, 2011, the Company had monetary assets denominated in foreign currency of $3,624 of net Canadian liabilities, $547 of net Euro assets and $2,397 of net Mexican Peso assets.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and operating earnings (loss) excluding special items, net earnings (loss) from continuing operations excluding special items and net earnings (loss) from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include restructuring and exit costs, and tax benefits from restructuring of foreign operations.

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

Results
Net sales of $291.7 million and $809.1 million for the third quarter and first nine months of 2011, increased 8% and 6% from the same periods in 2010, representing a 9% increase from price/mix offset by a 1% decrease in volume for the third quarter, and an 8% increase from price/mix offset by a 2% decrease in volume for the first nine months of 2011. These decreases in volume were due to a decline in sales of sheet for material handling applications caused by a considerable slowdown in orders from one of our customers. Mitigating these decreases was increased sales volume of compounds and sheet to the automotive sector and agricultural sector and compounds to the commercial construction market from gradual recovery of these end markets. The price/mix increases were related to increases in selling prices to pass through increases in raw material costs and a product mix that included a greater percentage of higher priced products. Operating earnings excluding special items were $8.5 million and $15.2 million for the third quarter and first nine months of 2011, compared to operating earnings excluding special items of $0.2 million and $17.2 million in the same periods of 2010.

During the third quarter, the Company began to implement its turnaround effort in the Custom Sheet and Rollstock segment and continued to realize improved operational effectiveness resulting from turnaround efforts in the Color and Specialty Compounds segment. In the Custom Sheet and Rollstock segment, we have identified opportunities to improve key metrics by implementing the same turnaround process which has been effective in the Color and Specialty Compounds segment. We remain committed to the level of work necessary to advance cultural change and achieve our targeted improvements from our six key priorities (back to basics in operations, optimizing material usage, organic growth, new technology center, cross-unit business selling and engaging customers at multiple levels), but remain realistic with regard to the amount of time required for such changes to take root, especially in the challenging economic environment in which we currently operate.

Outlook
The Company continues to emphasize a back to basics culture as it moves forward in the execution of its six key priorities.  While we remain optimistic in the future earnings potential of our growth strategy and production capabilities, we believe recent economic volatility is indicative of slow and uncertain recovery in most of the markets we serve.  The current economic environment, coupled with a dynamic raw materials market, may impact our financial results for future periods.  We remain committed to providing value to our stockholders through the completion of our turnaround strategy and focus on sustainable growth.

Consolidated Results
Net sales were $291.7 million in the three month period ended July 30, 2011, representing an 8% increase over the same period in the prior year. The increase was caused by:

	Q3 2011 vs. Q3 2010	YTD 2011 vs. YTD 2010
Underlying volume	-1%	-2%
Price/Mix	9%	8%
Total	8%	6%

The decrease in underlying volume for both period comparisons primarily reflected a reduction in one customer's business activity for a sheet material handling application. Mitigating this decrease were increases in sales volume of compounds and sheet to the automotive sector of the transportation market and compounds to the commercial construction and agricultural end markets from gradual demand recovery. The price/mix increase was primarily related to increases in selling prices to pass through increases in raw material costs and a product mix that included a greater percentage of higher priced products.

The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three and nine months ended July 30, 2011 and July 31, 2010. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended		Nine Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Dollars and Pounds(in millions)
Net sales	$291.7	$269.6	$809.1	$763.3
Cost of sales	265.1	241.7	736.9	677.7
Gross margin	$26.6	$27.9	$72.2	$85.6

Pounds sold	231.2	233.8	670.9	686.5
Dollars per Pound Sold
Net sales	$1.262	$1.153	$1.206	$1.112
Cost of sales	1.147	1.034	1.098	0.987
Gross margin	$0.115	$0.119	$0.108	$0.125

Gross margin per pound sold declined from 11.9 cents for the three months ended July 31, 2010 to 11.5 cents for the three months ended July 30, 2011, and declined from 12.5 cents for the nine months ended July 31, 2010 to 10.8 cents for the nine months ended July 30, 2011. These decreases primarily reflect the continued impact of production inefficiencies that began in the second half of 2010, and higher costs. The inefficiencies and higher costs were partially offset by reduced depreciation expense due to the Company's plant consolidation efforts and a decrease in workers compensation expense due to lower claims.

Selling, general and administrative expenses were $17.7 million and $55.7 million in the third quarter and first nine months of 2011 compared to $26.7 million and $65.6 million in the same periods of the prior year. Both period comparisons reflect the impacts of $1.9 million of bad debt income in the third quarter of 2011 and $7.9 million of bad debt expense in the third quarter of 2010. We established reserves for two large customers in the third quarter of 2010 and in the third quarter of 2011 we recorded $2.1 million of income because of favorable developments of contingencies on two customer receivable balances. Selling, general and administrative expenses also include amounts of foreign currency losses of $0.4 million and gains of $0.2 million in the third quarter and first nine months of 2011, and gains of $0.1 million and losses of $2.5 million in the third quarter and first nine months of 2010. The losses in the first nine months of 2010 were mostly caused by a weakening U.S. dollar to the Canadian dollar. Refer to Note 11, Comprehensive Income (Loss) for further discussion of the Company's foreign currency positions as of the end of the third quarter. The decrease in bad debt expense and foreign currency losses were partially offset by higher employee compensation and relocation costs for the nine month period of comparison.

Amortization of intangibles was $0.4 million and $1.3 million in the third quarter and first nine months of 2011 compared to $1.0 million and $2.9 million in the same periods of the prior year. The decreases in both period comparisons reflects intangible assets which became fully amortized, coupled with the impact of intangible asset impairments recorded by the Company in the fourth quarter of 2010.

Restructuring and exit costs were $0.2 million and $1.6 million in the third quarter and first nine months of 2011 compared to $2.9 million and $5.2 million in the same periods of the prior year. For both third quarter periods of comparison, restructuring and exit costs are comprised of employee severance and facility consolidation and shut-down costs, while the third quarter ended July 31, 2010 also experienced significant fixed asset valuation adjustments for assets related to restructured facilities. For the first nine months of 2011, restructuring and exit costs are mostly comprised of employee severance, facility consolidation and shut-down costs and accelerated depreciation, while restructuring and exit costs in the first nine months of 2010 were comprised of the same expenses and also experienced significant fixed asset valuation adjustments for assets related to restructured facilities. We expect to incur approximately $0.3 million of additional restructuring expenses for initiatives announced through July 30, 2011, which will be mostly comprised of cash employee severance and facility consolidation.

Interest expense, net of interest income, was $2.8 million and $8.0 million in the third quarter and first nine months of 2011 compared to $2.8 million and $9.6 million in the same periods of the prior year. The decrease for the nine month periods of comparison was primarily driven by a reduction in higher interest rate debt.

We reported net earnings from continuing operations of $3.0 million or $0.10 per diluted share and $4.0 million or $0.13 per diluted share for the third quarter and first nine months of 2011, compared to net losses from continuing operations of $3.8 million or $(0.12) per diluted share and net earnings from continuing operations of $5.5 million or $0.18 per diluted share in the same periods of the prior year. Excluding special items (restructuring and exit costs, debt extinguishment costs, and tax benefits from restructuring of foreign operations), we reported net earnings from continuing operations of $3.1 million or $0.10 per diluted share and $5.0 million or $0.16 per diluted share for the third quarter and first nine months of 2011, compared to a net loss of $1.6 million or $(0.05) per diluted share and net earnings of $4.7 million or $0.16 per diluted share in the same periods of the prior year. The changes reflected the impact of items above.

Income tax expense was $2.6 million in the third quarter of 2011 compared to a $2.4 million benefit in the third quarter of 2010. Income tax expense in the current year third quarter includes a $1.5 million expense associated with the write-off of a deferred tax asset due to a change in Michigan tax law which was partially offset by $0.8 million of income from discrete tax credits. The income tax benefit in the prior year third quarter reflected the loss reported in this period. Income tax expense was $1.6 million in the first nine months of 2011 compared to a $3.8 million benefit in the first nine months of 2010. The expense in the current year reflects the impact of the change in Michigan tax law discussed above, partially offset by additional discrete tax credits throughout the year. The benefit recognized last year was the result of the Company initiating tax restructuring of its Donchery, France entity in the first quarter of 2010 and in the second quarter of 2010, the Company's Canadian entity used $18,500 to recapitalize the Company's French operations.  These transactions resulted in income tax benefits to the Company of $2,770 and $1,631 in the first and second quarter of 2010, respectively.

Net earnings from discontinued operations were $2.7 million in the first nine months of 2011, which mainly resulted from the settlement agreement for the breach of a contract by Chemtura that led to $4.8 million in total cash proceeds.

Segment Results

The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The information included in this section is intended to provide specific information for the operation results of each segment.

Custom Sheet and Rollstock Segment
Net sales were $145.2 million and $416.4 million for the three and nine months ended July, 30, 2011, respectively, representing an increase of 1% and decrease of 1% over the same periods of the prior year, respectively. Fluctuations in net sales were caused by:

	Q3 2011 vs. Q3 2010	YTD 2011 vs. YTD 2010
Underlying volume	-8%	-11%
Price/Mix	9%	10%
Total	1%	-1%

The decrease in underlying volume for both period comparisons reflected a reduction in one customer's business activity for a material handling application. Absent this customer's decline, our sales volume was down slightly for the three months ended July 30, 2011 and July 31, 2010 reflecting a decrease in sales volume of construction and building product sheet partially offset by additional sales volume to the agricultural market. Absent the reduction in one material handling customer's business, our sales volume increased slightly for the nine months ended July 30, 2011 compared to the same period of the prior year reflecting additional sales volume sold to the automotive sector, agriculture sector and sign and advertising market, which was slightly offset by a decrease in volume sold of construction and building product sheet and refrigeration sheet. The price/mix increase for both period comparisons was mostly caused by increases in selling prices and product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $5.7 million and $17.7 million for the three and nine months ended July, 30, 2011 compared to $0.9 million and $19.8 million for the three and nine months ended July 31, 2010. Both period comparisons reflect the impact of $9.1 million of earnings increase from a change in bad debt expense. We reported $7.6 million of bad debt expense to establish reserves for two large customers in the third quarter of 2010 and recorded $1.5 million of income because of favorable developments on one of the large customers in the third quarter of 2011. Without the bad debt expense change, operating earnings excluding special items decreased $4.2 million for the quarter comparison and $11.1 million for the nine month comparison due to the lower sales volume and cost increases.

Packaging Technologies
Net sales were $65.0 million and $179.1 million for the three and nine months ended July, 30, 2011, representing an increase of 7% and 9% over the same periods of the prior year. The increases were caused by:

	Q3 2011 vs. Q3 2010	YTD 2011 vs. YTD 2010
Underlying volume	(8)%	(3)%
Price/Mix	15%	12%
Total	7%	9%

The decrease in underlying volume for both period comparisons reflected the impact of a loss of share at a food packaging customer. The decrease for the quarter comparison also included lost sales volume on graphic art products. This was slightly offset by new customer volume sold for packaging applications in both period comparisons. Price/mix for both period comparisons includes increases in selling prices from the pass through of increases in raw materials costs.

Operating earnings excluding special items were $6.9 million and $18.1 million for the three and nine months ended July, 30, 2011 compared to $6.7 million and $17.4 million for the three and nine months ended July 31, 2010. The increase in operating earnings for both period comparisons was due to lower depreciation and amortization expense from our prior year impairments and income resulting from resolving a customer return, which more than offset the impact of lower sales volume and cost increases.

Color and Specialty Compounds Segment
Net sales were $81.5 million and $213.5 million for the three and nine months ended July, 30, 2011, representing a 25% and 18% increase over the same periods in the prior year. The increases were caused by:

	Q3 2011 vs. Q3 2010	YTD 2011 vs. YTD 2010
Underlying volume	11%	10%
Price/Mix	14%	8%
Total	25%	18%

The increase in underlying volume for both period comparisons was due to a significant increase in sales to the commercial construction market, automotive sector of the transportation market and agricultural market. Offsetting these increases in the nine month period comparison is a decline in sales to the appliance and electronics market. The price/mix increase for both period comparisons was mostly caused by increases in selling prices to pass through increases in raw material costs and for the three month period comparison included a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $3.6 million and $2.6 million for the three and nine months ended July, 30, 2011 compared to operating earnings of $0.9 million and $6.0 million in the same periods of the prior year. The increase in operating earnings was due to the increase in sales volume, benefits from improvements on our key priorities and $0.8 million of lower bad debt expense from favorable developments on a contingency, which more than offset the impact of cost increases. The decrease in operating earnings for the nine month period comparison reflects the continued production inefficiencies in the first two quarters of 2011 and the impact of cost increases.

Corporate
Corporate expenses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $7.6 million and $23.3 million for the three and nine months ended July, 30, 2011 compared to $8.2 million and $26.3 million for the same periods of the prior year. The decrease in expenses for the three month period of comparison can be attributed to lower professional service fees, stock option expense, and fringe benefits which were slightly offset by higher foreign currency exchange losses. The decrease in expense for the nine month period of comparison can mainly be attributed to foreign currency exchange gains, in addition to lower labor costs, professional fees and depreciation expense.

Liquidity and Capital Resources

Cash Flow
The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the three months ended July 30, 2011 and July 31, 2010:

	Nine Months Ended
	July 30, 2011	July 31, 2010
Cash Flows (in thousands)
Net cash provided by operating activities	$25,211	$35,139
Net cash used by investing activities	(18,771)	(10,129)
Net cash used by financing activities	(10,134)	(50,229)
Effect of exchange rate changes on cash and cash equivalents	2	60
Decrease in cash and cash equivalents	$(3,692)	$(25,159)

Net cash provided by operating activities was $25.2 million in the first nine months of 2011 compared to $35.1 million for the same period in the prior year. The decrease reflects the impact of lower non-cash charges related to bad debt expense and depreciation expense, coupled with the impacts of lower working capital. The decrease is offset by lower non-cash charges related to deferred taxes, fixed asset impairments and restructuring costs. Net cash provided by operating activities in the first nine months of 2011 include U.S. Federal income tax refunds of $7.3 million.

Net cash used for investing activities of $18.7 million in the first nine months of 2011 consisted of $19.2 million of capital expenditures which were slightly offset by $0.4 million of proceeds from the disposition of assets. Net cash used for investing activities in the first nine months of 2010 was comprised of $13.0 million of capital expenditures partially offset by $2.9 million of proceeds from dispositions of assets associated with previously shut down operations. We expect to spend approximately $27.0 million of capital expenditures in 2011. Capital expenditure amounts are expected to be funded mainly from operating cash flows and credit facility borrowings.

Net cash used for financing activities of $10.1 million in the first nine months of 2011 mainly consisted of credit facility payments and debt financing costs associated with the Company's Amendments.  Net cash used for financing activities in the first nine months of 2010 of $50.2 million reflects payments on the Senior Notes and funding of the Company's Euro Bank term loan which matured in February 2010.

Financing Arrangements
On September 14, 2004 the Company completed a $150,000 private placement of Senior Unsecured Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150.0 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreases to 1.4 to 1 in the fourth quarter of 2012). Under the new credit facility and amended 2004 Senior Notes, acquisitions are permitted subject to a maximum pro forma Leverage Ratio of 3.0 to 1 and minimum pro forma undrawn availability under the credit facility of $25.0 million. The new credit facility is secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

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

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “Amendments”) to its new credit facility and 2004 Senior Note agreements (collectively, the “Agreements”). The Amendments were effective starting with the Company's first quarter of 2011. Under the Amendments, the Company's maximum Leverage Ratio is amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 in the first quarter of 2011, 4.5 to 1 in the second quarter of 2011, 3.75 to 1 in the third quarter of 2011, 3.5 to 1 in the fourth quarter of 2011, 3.25 to 1 in the first quarter of 2012 through the third quarter of 2012, 3.0 to 1 in the fourth quarter of 2012 through the third quarter of 2013, and 2.75 to 1 in the fourth quarter of 2013 through the end of the Agreements. Under the Amendments, annual capital expenditures are limited to $30.0 million when the Company's Leverage Ratio exceeds 3.0 to 1, and during 2011 the Company is not permitted to pay dividends, complete purchases of its common stock, or prepay its Senior Notes.  In addition, the Company is subject to certain restrictions on its ability to complete acquisitions during 2011.  Capitalized fees incurred in the first quarter of 2011 for the Amendments were $1.6 million.  During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit rating decreases to a defined level.  The additional fee would be based on the Company's debt level at that the time of the ratings decrease and would have been approximately $1.1 million as of July 30, 2011.

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

At July 30, 2011, the Company had $164.6 million of outstanding debt with a weighted average interest rate of 5.37%, of which 71.8% represented fixed rate instruments with a weighted average interest rate of 6.57%.

At July 30, 2011, the Company had $99.7 million of total capacity and $38.4 million of outstanding loans under the credit facility at a weighted average interest rate of 2.33%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12.0 million. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $15.7 million of availability on its credit facility as of July 30, 2011.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.86% to 12.47%.

The Company is not required to make any principal payments on its bank credit facility or the 2004 Senior Notes within the next year. Excluding the 2010 excess cash flow payment, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

While the Company was in compliance with its covenants as of July 30, 2011 and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations

The following table reconciles operating earnings (loss) (GAAP) to operating earnings excluding special items (Non-GAAP), net earnings (loss) from continuing operations (GAAP) to net earnings (loss) from continuing operations excluding special items (Non-GAAP) and net earnings (loss) from continuing operations per diluted share (GAAP) to net earnings (loss) from continuing operations per diluted share excluding special items (Non-GAAP):

	Three Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
(unaudited and in thousands, except per share data)	2011	2010	2011	2010
Operating earnings (loss) (GAAP)	$8,325	$(2,659)	$13,603	$11,992
Restructuring and exit costs	174	2,902	1,550	5,168
Operating earnings excluding special items (Non-GAAP)	$8,499	$243	$15,153	$17,160
Net earnings (loss) from continuing operations (GAAP)	$2,988	$(3,826)	$3,996	$5,451
Restructuring and exit costs, net of tax	110	1,814	976	3,232
Debt Extinguishment costs, net of tax	—	456	—	456
Tax benefits from restructuring of foreign operations	—	—	—	(4,401)
Net earnings (loss) from continuing operations excluding special items (Non-GAAP)	$3,098	$(1,556)	$4,972	$4,738
Net earnings (loss) from continuing operations per diluted share (GAAP)	$0.10	$(0.12)	$0.13	$0.18
Restructuring and exit costs, net of tax	—	0.06	0.03	0.11
Debt Extinguishment costs, net of tax	—	0.01	—	0.01
Tax benefit on restructuring of foreign operations	—	—	—	(0.14)
Net earnings (loss) from continuing operations per diluted share excluding special items (Non-GAAP)	$0.10	$(0.05)	$0.16	$0.16

The following table reconciles operating earnings (loss) (GAAP) to operating earnings (loss) excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended			Three Months Ended
	July 30, 2011			July 31, 2010
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$5,772	$(86)	$5,686	$344	$537	$881
Packaging Technologies	6,855	—	6,855	6,701	—	6,701
Color & Specialty Compounds	3,333	260	3,593	(1,459)	2,309	850
Corporate	(7,635)	—	(7,635)	(8,245)	56	(8,189)
Total	$8,325	$174	$8,499	$(2,659)	$2,902	$243

	Nine Months Ended			Nine Months Ended
	July 30, 2011			July 31, 2010
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$17,331	$372	$17,703	$18,451	$1,390	$19,841
Packaging Technologies	17,855	247	18,102	18,172	(719)	17,453
Color & Specialty Compounds	1,696	925	2,621	1,630	4,412	6,042
Corporate	(23,279)	6	(23,273)	(26,261)	85	(26,176)
Total	$13,603	$1,550	$15,153	$11,992	$5,168	$17,160

Item 4. Controls and Procedures

Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of July 30, 2011, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of July 30, 2011, the Company had approximately $714 accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation. Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages. However, it is possible that the ultimate liability resulting from this matter could materially differ from the July 30, 2011, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates ("Delphi"), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties.  The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (In re: DPH Holdings Corp., et al., Delphi Corporation, et al. v. Spartech Polycom - Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639) but service process did not commence until March 2010.  The Company filed a motion to dismiss the complaint in May 2010.  Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint.  Delphi subsequently filed such motion, and a hearing on the motion was held in June 2011.  A second hearing date is scheduled for late October 2011 for continued oral argument on such motion. Though the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared & Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons is seeking unspecified damages, including costs related to a product recall.  Creative Vinyl/Fabrics, Inc. (“Creative”) is seeking common law indemnification and contribution from the Company.  The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons.  Discovery is ongoing and a date for trial has not yet been scheduled.  At this point, the Company is unable to reasonably predict an outcome or estimate a range of reasonably possible losses, if any.  Based upon the discovery conducted to date, management believes that although the ultimate liabilities resulting from this proceeding, if any, could be significant to the Company's results of operations in the period recognized, such liabilities would not have a material adverse effect on the Company's consolidated financial position or cash flows.

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
101
Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date:	September 7, 2011	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael G. Marcely
Michael G. Marcely
Senior Vice President of Finance (Principal Accounting Officer)