Form 10-K
period 2011-10-29
SPARTECH CORP
filed 2011-12-21
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (April 30, 2011): approximately $220 million.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,831,909 shares of Common Stock, $0.75 par value per share, outstanding as of December 12, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III of this Annual Report on Form 10-K).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED OCTOBER 29, 2011

Cautionary Statements Concerning Forward-Looking Statements

Statements in this Form 10-K that are not purely historical, including statements that express the Company's belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ from our forward-looking statements are as follows:

(a)	Adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce

(b)	Our ability to compete effectively on product performance, quality, price, availability, product development and customer service

(c)	Adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical

(d)
Volatility of prices and availability of supply of energy and raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future impacts of natural disasters

(e)	Our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities or other conversion costs

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

(g)	Our inability to collect all or a portion of our receivables with large customers or a number of customers

(h)	Loss of business with a limited number of customers that represent a significant percentage of our revenues

(i)	Restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments and the inability to access capital markets

(j)	Possible asset impairments

(k)
Our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, potential loss of business or savings to be achieved in connection with production plant consolidations and line moves

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

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205,-20, Presentation of Financial Statements - Discontinued Operations. All amounts presented within this Form 10-K are presented on a continuing basis, unless otherwise noted. See the Notes to Consolidated Financial Statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products segment, and due to these dispositions, the Company no longer has this reporting segment.

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in that second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. Additionally, during the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segments to better align its management of this product line with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments, and historical segment results have been reclassified to conform to these changes. A description of the reportable segments, including their principal products and markets, is provided below. See “Note 15 - Segment Information” of the Notes to Consolidated Financial Statements for certain financial information regarding each segment.

Custom Sheet and Rollstock
The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, calendered film, laminates and acrylic products. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company's custom sheet and rollstock is used in several market sectors including material handling, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and numerous other end markets.

Packaging Technologies
The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form which are extruded into rollstock or thermoformed into an end product. This segment sells packaging products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes the products from facilities in the United States and Mexico. The Company's Packaging Technologies products are mainly used in the food, medical and consumer packaging and graphic arts market sectors.

Color and Specialty Compounds
The Color and Specialty Compounds segment manufactures custom-designed plastic alloys, compounds and color concentrates for use by a large group of manufacturing customers servicing the transportation (primarily automotive), building and construction, packaging, agriculture, lawn and garden, electronics and appliances, and numerous other end markets. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. This segment also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Color and Specialty Compounds segment sells its products principally through its own sales force, but it also uses independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada, Mexico and France.

Raw Materials
The principal raw materials used in the Company's production processes are plastic resins that are derivatives of crude oil or natural gas and are available from a number of suppliers. The Company has multiple sources of supply for its raw materials and is not significantly dependent on any one or a few suppliers, but on occasion supply of certain raw materials could be limited.

Working Capital
The Company is not required to carry significant amounts of inventory to meet rapid customer delivery requirements or to assure itself of a continuous allotment of goods from suppliers. The Company does not offer material extended payment terms for customers. Product returns, which represent approximately 1% of sales, do not have a significant impact on the Company's working capital requirements.

Production
Spartech uses various types of production processes and methods. The principal production processes are extrusion, casting, thermoforming, compounding, calendering, printing and lamination. Management believes that the machinery, equipment and tooling used in these processes are adequate to meet the Company's needs.

Intellectual Property and Trademarks
Spartech has various intellectual properties including patents, trademarks, and trade secrets. Patents include certain product formulations, trademarks protect names of certain of the Company's products, and trade secrets protect knowledge of certain manufacturing processes. These assets are significant to the extent that they provide a certain amount of goodwill and name recognition in the industry. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any patent, trademark, or trade secret would not materially affect the Company or any of its segments.

Customer Base
The Company's top five (5) and twenty-five (25) customers represented approximately 16% and 38%, respectively of 2011 sales dollars. Approximately 80% of the Company's sales dollars are to companies operating in the United States. Based on the Company's classification of end markets, packaging is its largest single market, accounting for approximately 26% of 2011 sales dollars. Sales to the packaging end market as defined by the Company includes (i) rollstock and thermoformed packages sold from the Packaging Technologies reporting segment for use in food, medical and consumer packages; (ii) extruded sheet sold from the Custom Sheet and Rollstock reporting segment for material handling applications; and (iii) films, color concentrates and compounds sold from the Custom Sheet and Rollstock and Color and Specialty Compounds reporting segments for food and medical applications. The food and consumer sector of the packaging market historically has experienced higher growth and less cyclicality than other markets serviced by plastic processors. The Company is not dependent upon any single customer; however, the loss of a significant customer could adversely affect the Company's operating results, cash flows and financial condition on a short-term basis. The following table presents the Company's net sales dollars by end market in 2011 and 2010:

	2011	2010
Packaging (food packaging, material handling, consumer packaging)	26%	31%
Transportation (automotive, commercial truck, aircraft)	20%	18%
Building and Construction (building products, kitchen and bath)	17%	16%
Sign and Advertising (POP & display, graphic arts, signage)	9%	9%
Recreation and Leisure (RV parts, outdoor furniture and camping)	8%	9%
Appliance and Electronics (refrigeration, electronics)	7%	7%
Other	13%	10%
	100%	100%

Distribution
Generally, the Company sells products through its own sales force, but also uses a limited number of independent sales representatives and wholesale distributors.

Backlog
The Company estimates that the total dollar value of backlog of firm orders as of October 29, 2011 and October 30, 2010 was approximately $111.3 million and $119.1 million, respectively, all of which the Company expects to ship within one year. The estimated backlog by segment at October 29, 2011 and October 30, 2010 is as follows (in millions):

	2011	2010
Custom Sheet and Rollstock	$57.9	$73.0
Packaging Technologies	17.7	15.7
Color and Specialty Compounds	35.7	30.4
	$111.3	$119.1

Competition
Spartech operates in markets that are highly competitive and that environment is expected to continue. The Company experiences competition in each of its segments and in each of the geographic areas in which it operates. Generally, the Company competes on the basis of quality, price, product availability, security of supply, product development, innovation and customer service. Important competitive factors include the ability to manufacture consistently to required quality levels, meet demanding delivery times, provide technical support, exercise skill in raw material purchasing, achieve production efficiencies to make products cost effective for customers, and provide new product solutions to customer applications. Although no single company competes directly with Spartech in all of its product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Spartech. The Company also competes with many smaller companies.

Seasonality
The Company's sales are seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period, which represents the Company's first quarter. This seasonal variation is caused by the manufacturing activities of the Company's customers.

Environmental
The Company's operations are subject to extensive environmental, health and safety laws and regulations at the federal, state, local and foreign governmental levels. The nature of the Company's business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling, disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the Company's capital expenditures, earnings or competitive position. It is not anticipated that the Company will have material capital expenditures for environmental control facilities during the next year. For additional information regarding risks due to regulations relating to the protection of the environment, see Part 1 - Item 3 “Legal Proceedings” and “Note 14 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Employees
Spartech had approximately 2,500 employees as of October 29, 2011. Approximately 30% of the Company's employees are represented under multiple collective bargaining agreements, which terminate at various times between April 2012 and October 2015. Management believes that the Company's employee relations are satisfactory.

Geographic Areas
The Company operates in twenty-nine (29) manufacturing facilities located in the United States, Canada, France and Mexico. Information regarding the Company's operations in various geographic segments is discussed in the Notes to Consolidated Financial Statements. The Company's Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

Available Information
The Company provides information without charge about its business, including news releases and other supplemental information, on its website. The website address is www.spartech.com. In addition, the Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forms 3, 4 and 5 filed by the Company's officers and directors with respect to the Company's equity securities under Section 16(a) of the Exchange Act are also available as soon as reasonably practicable after they have been filed with or furnished to the SEC. All of these materials can be found under the “Investor Relations” tab on the Company's website. The “Investor Relations” tab also includes the Company's corporate governance information, including charters of the Board of Director committees. These materials are also available on paper. Shareholders may request any of these documents by contacting the Company's principal executive office. Information on the Company's website does not constitute part of this report.

The Company's principal executive office is located at 120 South Central Avenue, Suite 1700, Clayton, Missouri 63105-1705. The Company's telephone number is (314) 721-4242.

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

Recessions, adverse market conditions or downturns in the end markets served by the Company may negatively impact the Company's sales, profitability, operating results and cash flows.
The Company's sales, profitability, operating results and cash flows may be negatively impacted in the future due to changes in general economic conditions, recessions or adverse conditions. Continued uncertainty regarding the recovery of the global economy, especially in North America, including continued low levels of job recovery and business and consumer spending, have resulted in challenges to the Company's business and the end markets the Company serves, including the transportation, building and construction and recreation and leisure end markets, which represented approximately 20%, 17%, and 8%, respectively of the Company's sales during the year ended October 29, 2011. If economic conditions worsen, the Company could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by customers, prospective customers and suppliers.

The Company's credit facility and senior notes contain a number of restrictive covenants; breaches of these covenants are events of default and could cause the acceleration of debt beyond the Company's ability to fund such debt.
The Company's credit facility and senior notes contain a number of restrictive covenants as described in more detail in the Notes to Consolidated Financial Statements. The terms of the Company's senior notes also require certain prepayments of principal beginning in September 2012 and continuing each following year until their full repayment in September 2016. If one or more of these covenants is breached or liquidity is restricted due to the required repayments, the Company could be required to negotiate with its debt-holders to waive or revise the covenant or seek to refinance the debt. If the Company is not successful in an effort to negotiate with existing debt-holders or refinance the debt, the Company may not have the ability to fund the debt, which could adversely impact cash flows, liquidity and the Company's financial condition.

The Company's business is highly competitive and increased competition could adversely affect its sales and financial condition.
The Company competes on the basis of quality, price, product availability and security of supply, product development, and customer service. Some competitors in certain markets are larger than Spartech and may have greater financial resources or lower debt levels that allow them to be better positioned to withstand changes in such industries. The Company's competitors may introduce new products based on alternative technologies that may be more competitive, which would result in a decline in sales volume and earnings. The greater financial resources or the lower debt levels of certain of the Company's competitors may enable them to commit larger amounts of capital in response to changing market conditions. These competitive factors could cause the Company to lose market share, exit certain lines of business, increase expenditures or reduce pricing, each of which could have an adverse effect on its results of operations, financial condition and cash flows.

The cost and availability of raw materials, energy costs and freight costs could adversely impact the Company's operating results and financial condition.
Material, energy and freight costs represent a significant portion of the Company's cost structure. The Company purchases various raw material resins derived from crude oil or natural gas to produce its products. The Company also uses a significant amount of energy in its operations and incurs significant freight costs. The cost of these resins, energy and freight have been highly volatile in the last few years and on occasion supply of certain raw materials has been limited. Volatility of resin, energy and freight costs is expected to continue and may be affected by a number of factors, including the base cost of oil and natural gas, political instability or hostilities in oil-producing countries, vendor consolidations, exchange rates between the US dollar and other currencies and changes in supply and demand. The direction and degree of future resin, energy and freight cost changes; changes in resin availability; and the Company's ability to manage and pass through such changes timely is uncertain and large, rapid increases in resin, energy or freight costs could lead to declining margins, operating results, cash flows and financial condition.

A limited number of customers account for a significant percentage of the Company's revenues and the loss of several significant customers could adversely impact the Company's sales, operating results and cash flows.
Although no single customer represented more than 10% of the Company's consolidated sales in fiscal 2011, the Company's top five (5) and twenty-five (25) customers represented approximately 16% and 38%, respectively of fiscal 2011 sales dollars. The Company's financial results may continue to depend in part upon a small number of large customers. If a significant customer is lost, becomes unable to pay timely, is unable to continue its operations, or if changes in the business of a significant customer occur, the Company's results of operations, cash flows, and financial condition could be adversely impacted.

The Company is subject to litigation and environmental regulations that could adversely impact the Company.
The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. The Company has recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. It is possible that the Company's ultimate liability could materially differ from the Company's estimated liability. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and could incur substantial costs as a result of the non-compliance with or liability for cleanup or other costs or damages under environmental laws. In the event of one or more adverse determinations, the impact on the Company's results of operations, cash flows, and financial condition could be material to any specific period. See Part 1 - Item 3 “Legal Proceedings” and “Note 14 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements for further information on specific material cases.

A major failure to the Company's information systems could harm its business.
Over the past few years, the Company has implemented a company-wide Oracle information system and business intelligence reporting capabilities. Most of the Company is integrated into these information systems, which are required to process orders; respond to customer inquiries; schedule production, manage inventory; purchase, sell; and ship product on a timely basis; and provide daily, weekly, and monthly key performance indicators to decision-makers. The Company may experience operating problems with its information systems as a result of system failures, viruses, computer hackers, or other causes. Any significant disruption or slowdown of the Company's information systems could cause orders to be lost, delayed or cancelled or data to become unavailable, which could adversely impact the Company's business.

The Company's foreign operations subject it to economic risk because results of operations are affected by foreign currency fluctuations, changes in local government regulations and other political, economic and social conditions.
The Company sells, manufactures, and purchases products in foreign markets as well as holds assets and liabilities in these jurisdictions. Changes in the relative value of foreign currencies to US dollars to which the Company is exposed, specifically the Canadian dollar, euro and Mexican peso, occur from time to time and could have an adverse impact on the Company's operating results and the book values of net assets within these jurisdictions. Exposure to changes in local political or economic conditions, other potential domestic and foreign governmental practices or policies affecting US companies doing business abroad, or social unrest, including acts of violence, in the foreign countries in which the Company operates could have an adverse effect on the results of operations in those countries.

A major failure at certain of the Company's facilities that produce product lines that the Company cannot produce at alternate facilities, could result in customer loss, revenue loss and asset impairment.
Certain of the Company's product lines are currently produced at a single manufacturing facility with no ability to produce the product line at a second facility. Our manufacturing facilities and operations could be disrupted by a natural disaster, labor strife, terrorist activity, public health concerns or other events. Our manufacturing facilities may also be susceptible to changes in laws and policies of local governments and states which could cause disruptions. Any such disruption could cause delays in shipments of products and the loss of sales and customers, particularly with respect to product lines that the Company currently only produces at a single location. Although the Company has plans in place, including insurance, to mitigate the effects of any such disruption, there can be no assurance that mitigation efforts will be successful or that insurance proceeds will adequately compensate us for any resulting losses.

Labor matters could divert the attention of our management or disrupt our operations, which could negatively affect our business, financial condition or results of operations.
Various labor unions represent approximately 30% of our hourly-paid employees under collective bargaining agreements, which terminate at various times between April 2012 and October 2015. Labor organizing activities could result in additional employees becoming unionized. Although we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can successfully negotiate future collective bargaining agreements or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations. Labor negotiations and disputes could also require significant management resources to resolve, which could have a negative impact on our business.

Access to funding through capital markets is essential to execution of the Company's future business plans. An inability to maintain such access could have a material adverse effect on the Company's business and financial results.
The ability to invest in the Company's businesses and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowing needs. The capital markets have been volatile and credit markets have been more restrictive with the availability of credit. A lack of available credit or volatility in the financial markets could reduce business activity and the Company's ability to obtain and manage liquidity. The extent of this impact will depend on several factors, including the Company's operating cash flows, the duration of restrictive credit conditions and volatile equity markets, the Company's credit rating and credit capacity, the cost of financing, and other general economic and business conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

As of October 29, 2011, the Company operates in twenty-nine (29) manufacturing facilities located in the United States, Canada, France and Mexico. Additional information regarding the Company's operations within the various geographic segments is discussed in the Notes to Consolidated Financial Statements.

In 2008, the Company announced a financial improvement plan that included reducing costs, building a low cost-to-serve model and disposing of non-core assets. This resulted in the consolidation, shutdown or sale of underperforming and non-core facilities. Over the last three years, the total number of the Company's manufacturing facilities has been reduced by twelve (12) to twenty-nine (29).

Within the Company's core sheet, packaging and compounding operations, production lines have been moved from consolidated facilities into existing facilities with an objective of reducing the fixed portion of its cost structure without reducing production capacity. Use of the Company's manufacturing facilities may vary with seasonal, economic and other business conditions. Management believes that the present facilities are sufficient and adequate for the manufacture and distribution of Spartech's products.

The following table sets forth a list of our principal production and other facilities throughout the world as of October 29, 2011:

Facility Location	Segment	Primary Function	Primarily Owned/Leased
Arlington, Texas	Custom Sheet and Rollstock	Sales and Logistics	Leased
Brownsville, Texas	Packaging Technologies	Manufacturing	Leased
Cape Girardeau, Missouri	Custom Sheet and Rollstock	Administrative Offices and Manufacturing	Owned
Cape Girardeau, Missouri	Color and Specialty Compounds	Manufacturing	Owned
Clayton, Missouri	Corporate	Corporate Headquarters	Leased
Clayton, Missouri	Corporate	Administrative Offices	Leased
Cornwall, Ontario	Custom Sheet and Rollstock	Manufacturing	Owned
Donchery, France	Color and Specialty Compounds	Manufacturing	Owned
Donora, Pennsylvania	Color and Specialty Compounds	Manufacturing	Owned
Evanston, Illinois	Custom Sheet and Rollstock	Manufacturing	Leased
Goodyear, Arizona	Custom Sheet and Rollstock	Manufacturing	Leased
Granby, Quebec	Custom Sheet and Rollstock	Manufacturing	Owned
Greenville, Ohio	Custom Sheet and Rollstock	Manufacturing	Owned
Hackensack, New Jersey	Custom Sheet and Rollstock	Sales and Logistics	Owned
La Mirada, California	Custom Sheet and Rollstock and Packaging Technologies	Manufacturing	Leased
Lake Charles, Louisiana	Color and Specialty Compounds	Manufacturing	Owned
Lockport, New York	Color and Specialty Compounds	Manufacturing	Owned
Manitowoc, Wisconsin	Custom Sheet and Rollstock and Color and Specialty Compounds	Manufacturing	Owned
Maryland Heights, Missouri	Corporate	Technology & Innovation Center	Leased
McMinnville, Oregon	Custom Sheet and Rollstock	Manufacturing	Owned
Muncie, Indiana	Packaging Technologies	Manufacturing	Owned
Newark, New Jersey	Custom Sheet and Rollstock	Manufacturing	Owned
Paulding, Ohio	Custom Sheet and Rollstock	Manufacturing	Owned
Pleasant Hill, Iowa	Custom Sheet and Rollstock	Manufacturing	Owned
Portage, Wisconsin	Packaging Technologies	Administrative Offices and Manufacturing	Owned
Portage, Wisconsin	Custom Sheet and Rollstock	Manufacturing	Leased
Ramos Arizpe Coahuila, Mexico	Custom Sheet and Rollstock, Color and Specialty Compounds, and Packaging Technologies	Manufacturing	Owned
Ripon, Wisconsin	Packaging Technologies	Manufacturing	Owned
Salisbury, Maryland	Custom Sheet and Rollstock	Manufacturing	Owned
Sheboygan Falls, Wisconsin	Packaging Technologies	Manufacturing	Owned
Stamford, Connecticut	Custom Sheet and Rollstock	Manufacturing	Owned
Stratford, Ontario	Color and Specialty Compounds	Manufacturing	Owned
Warsaw, Indiana	Custom Sheet and Rollstock	Manufacturing	Owned
Washington, Pennsylvania	Color and Specialty Compounds	Administrative Offices	Leased
Wichita, Kansas	Custom Sheet and Rollstock	Manufacturing	Owned
Wichita, Kansas	Custom Sheet and Rollstock	Logistics	Leased

ITEM 3. LEGAL PROCEEDINGS

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study and to date the USEPA has not taken further action.  Given that the USEPA has not finalized its study and that the RIFS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time.

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

As of October 29, 2011, the Company had approximately $0.8 million accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the October 29, 2011, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (in re: DPH Holdings Corp., et al., Delphi Corporation, et al. v Spartech Polycom - Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639), but service of process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint. Delphi subsequently filed such motion, and an initial hearing on the motion was held in June 2011. A second hearing on certain issues related to the motion for leave to amend was held in October 2011, at which time the Court continued the hearing for further proceedings bearing on the motion to amend. At this point, the Company is unable to predict an outcome or estimate a range of reasonably possible losses, if any, related to the Delphi matter due to the complexity of the issues involved in the case, the early stage of the litigation, and the inherent uncertainties involved in litigation generally. Though the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared & Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons is seeking unspecified damages, including costs related to a product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) is seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. Fact discovery has concluded and expert discovery is ongoing. A date for trial has not yet been scheduled.  At this point, the Company is unable to predict an outcome or estimate a range of reasonably possible losses, if any, related to the Simmons matter due to the multiple parties involved in the case, the complexity of the issues involved, the early stage of the litigation, including that discovery is ongoing, and the inherent uncertainties involved in litigation generally.  Based upon the discovery conducted to date, management believes that although the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, such liabilities would not have a material adverse effect on the Company's consolidated financial position or cash flows.

In January 2011, the Stamford, CT facility of Spartech Polycast, Inc., a subsidiary of the Company, received three notices of violation (NOVs) from the Connecticut Department of Environmental Protection (CTDEP) alleging violations of regulations governing air pollution control. The NOVs allege: (1) failure to file a semi-annual monitoring report; (2) failure to have a leak detection and repair program that meets regulatory requirements; and, (3) failure to satisfy certain air emissions standards. Spartech filed timely responses to the NOVs during February 2011 as a first step in resolving these NOVs and is continuing to engage CTDEP to resolve this matter. Though the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Spartech's common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SEH.” There were approximately 1,280 shareholders of record at December 15, 2011. The following table sets forth the quarterly high and low prices of the common stock and cash dividends per common share for the fiscal years 2011 and 2010:

Common Stock Price		1stQuarter	2ndQuarter	3rdQuarter	4thQuarter	Fiscal Year
2011	High	$9.99	$8.89	$7.29	$6.08	$9.99
	Low	8.10	6.54	5.50	2.75	2.75

2010	High	$12.22	$14.86	$15.55	$10.83	$15.55
	Low	9.03	9.42	9.40	6.06	6.06

The Company's Board of Directors periodically reviews the dividend policy based upon the Company's financial results and cash flow projections. The Company did not complete any purchases of its common stock during 2011 or 2010. On December 6, 2011, the Company entered into concurrent amendments to its Amended and Restated Credit and 2004 Senior Note agreements. Under the amendments, the Company is subject to certain restrictions in its ability to pay dividends or buy back its common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial and other data below present consolidated financial information from continuing operations of Spartech Corporation and subsidiaries for the last five years and has been derived from the Company's audited consolidated financial statements, except as otherwise noted. The selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Company's consolidated financial statements and accompanying notes.

	Fiscal Year Ended (a)
(in thousands, except per share, per pound and employee data)	2011	2010	2009	2008	2007 (b)
Statement of Operations Data:
Net Sales:
In Dollars	$1,102,290	$1,022,896	$926,777	$1,321,169	$1,363,931
In Volume (pounds) (c)	898,156	914,990	860,437	1,166,282	1,346,916
Gross Margin (d)	$97,362	$108,603	$116,308	$116,237	$150,117
Depreciation and Amortization	32,824	36,632	41,302	43,278	39,050
Operating Earnings (Loss) (e)	(21,286)	(61,136)	26,135	(206,234)	63,750
Interest Expense	10,947	12,025	15,379	19,403	16,393
Net (Loss) Earnings from Continuing Operations (e)	(23,383)	(49,643)	3,305	(171,649)	28,765
Net (Loss) Earnings from Discontinued Operations	2,316	(732)	5,046	(20,463)	5,081
Net (Loss) Earnings (f)	(21,067)	(50,375)	8,351	(192,112)	33,846

Per Share Information:
(Loss) Earnings per Share-Diluted from Continuing Operations	$(0.76)	$(1.63)	$0.11	$(5.61)	$0.89
(Loss) Earnings per Share-Diluted from Discontinued Operations	0.08	(0.03)	0.16	(0.68)	0.16
(Loss) Earnings per Share-Diluted	(0.69)	(1.65)	0.27	(6.29)	1.05
Dividends Declared per Share	—	—	0.05	0.37	0.54
Book Value per Share (c)	5.61	6.25	7.71	7.42	14.37

Balance Sheet Data:
Working Capital (g)	$105,182	$90,489	$86,513	$99,224	$131,835
Working Capital as a Percentage of Net Sales (c)	9.5%	8.8%	9.3%	7.5%	9.7%
Total Debt	$157,211	$172,472	$216,434	$274,654	$334,283
Total Assets	549,702	577,141	662,071	762,419	1,110,871
Shareholders’ Equity	172,932	193,006	236,879	226,790	439,280

Ratios/Other Data:
Cash Flow from Operations	$42,298	$39,330	$65,264	$96,612	$104,011
Capital Expenditures	29,072	21,432	8,098	17,276	34,743
Cash Flow (used) provided by Investing Activities	(28,619)	(17,872)	24,579	(17,484)	(96,020)
Cash Flow used by Financing Activities	(17,153)	(43,565)	(65,006)	(80,395)	(9,972)
Operating (Loss) Earnings per Pound Sold (c)	(0.024)	(0.067)	0.030	(0.177)	0.047
Total Debt to Total Debt and Equity (c)	47.6%	47.2%	47.7%	54.8%	43.2%
Number of Employees (c)	2,500	2,400	2,350	3,150	3,600
Common Shares:
Outstanding at Year-End	30,832	30,884	30,719	30,564	30,565
Weighted Average-Diluted	30,663	30,536	30,470	30,264	32,180

Notes to table:

(a)	The Company's fiscal year ends on the Saturday closest to October 31. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2007 was reported as a 53-week year.

(b)	In 2007, the Company acquired Creative Forming (“Creative”) based in Ripon, Wisconsin.

(c)	Amounts are unaudited.

(d)	Calculated as net sales less cost of sales. Gross margin excludes the effect of amortization expense.

(e)
2011 operating loss and net loss from continuing operations were impacted by charges totaling $42.6 million ($29.8 million net of tax), comprising goodwill impairments of $40.5 million ($28.4 million net of tax) and restructuring and exit costs of $2.2 million ($1.4 million net of tax). 2010 operating loss and net loss from continuing operations were impacted by charges totaling $78.5 million ($58.6 million net of tax), comprising goodwill impairments of $56.1 million ($45.0 million net of tax), fixed asset and other intangible asset impairments of $13.7 million ($8.3 million net of tax), restructuring and exit costs of $7.3 million ($4.5 million net of tax) and expenses relating to a separation agreement with the Company's former President and Chief Executive Officer of $1.4 million ($0.8 million net of tax). 2010 net loss from continuing operations was also impacted by debt extinguishment costs of $0.7 million ($0.5 million net of tax) and tax benefits on restructuring of foreign operations of $4.4 million. 2009 operating earnings and net earnings from continuing operations were impacted by fixed asset impairments of $2.6 million ($2.4 million net of tax) and restructuring and exit costs of $5.2 million ($3.2 million net of tax). 2008 operating loss and net loss from continuing operations were impacted by charges of $229.2 million ($176.5 million net of tax) relating to goodwill impairments of $218.0 million ($168.8 million net of tax), fixed asset and other intangible asset impairments of $9.0 million ($6.2 million net of tax), and restructuring and exit costs of $2.2 million ($1.5 million net of tax). 2007 operating earnings and net earnings from continuing operations were impacted by charges of $4.8 million ($2.9 million net of tax) relating to a separation agreement with the Company's former President and Chief Executive Officer of $1.9 million ($1.1 million net of tax), an intangible asset impairment of $1.6 million ($1.0 million net of tax) and restructuring and exit costs of $1.3 million ($0.8 million net of tax).

(f)	2009 net earnings included a gain of $6.2 million relating to the sale of the wheels and profiles businesses.

(g)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with “Selected Financial Data” and Spartech's consolidated financial statements and accompanying notes. The Company has based its forward-looking statements about its markets and demand for its products and future results on assumptions that the Company considers reasonable. Actual results may differ materially from those suggested by such forward-looking statements for various reasons, including those discussed in “Cautionary Statements Concerning Forward-Looking Statements” and Part I - Item 1A, “Risk Factors.” Unless otherwise noted, all amounts and analyses are based on continuing operations.

Non-GAAP Financial Measures
Item 7 contains financial information prepared in accordance with US generally accepted accounting principles (“GAAP”) and operating earnings excluding special items, net earnings from continuing operations excluding special items and net earnings from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include goodwill impairment, restructuring and exit costs, other intangibles and fixed asset impairments, CEO separation costs, debt extinguishment costs and tax benefits from restructuring of foreign operations.

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of these measures is intended to supplement investors' understanding of the Company's operating performance. These measures may not be comparable to similar measures at other companies. The Company believes that these measurements are useful to investors because it helps them compare the Company's results to previous periods and provides an indication of underlying trends in the business. Non-GAAP measurements are not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. See the “Non-GAAP Reconciliations” section at the end of Item 7 for a reconciliation of GAAP to non-GAAP measures.

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

	Percentage of Net Sales
	2011	2010
Custom Sheet and Rollstock	53%	56%
Packaging Technologies	22%	22%
Color and Specialty Compounds	25%	22%
	100%	100%

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within this Item 7 are presented on a continuing basis, unless otherwise noted. See the Notes to Consolidated Financial Statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products group and due to these dispositions, the Company no longer has this reporting group.

The Company's Color and Specialty Compounds segment sells compounds to a previously divested business and prior to 2009 these sales were eliminated as intercompany sales. In 2010, these sales were reported as external sales to this business, resulting in a 1% increase in consolidated sales and a 3% increase in segment sales during 2010 compared to 2009.

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

Executive Summary
Net sales of $1.1 billion in 2011 increased 8% from 2010 representing a 10% increase from price/mix partially offset by a 2% decrease in volume. The decrease in volume was due to a decline in sales of sheet for material handling applications caused by a considerable slowdown in orders from one customer. Mitigating this decrease was increased sales volume of compounds and sheet to the automotive and agricultural sectors of our end markets, and compounds to the commercial construction end market from gradual demand recovery. The price/mix increases were related to increases in selling prices to pass through increases in raw material costs and a product mix that included a greater percentage of higher-priced products. Operating earnings excluding special items increased by $4.0 million to $21.4 million in 2011. The $4.0 million increase in earnings was primarily caused by $14.5 million of lower selling, general and administrative expenses partially offset by $11.2 million of lower gross margin. The lower selling, general and administrative expense reflects $10.1 million of less bad debt expense and $2.4 million of less foreign currency losses. The lower gross margin was caused by the decrease in sales volume, production inefficiencies and higher costs.

During 2011,we showed improvements from our turnaround efforts in our Color and Specialty Compounds segment, which we began in the first quarter, and initiated a turnaround effort in the Custom Sheet and Rollstock segment in the third quarter. In the Custom Sheet and Rollstock segment, we have identified opportunities to improve key metrics by implementing the same turnaround process that has been effective in the Color and Specialty Compounds segment. We remain committed to the level of work necessary to advance cultural change and achieve earnings growth, but remain realistic with regard to the amount of time required for such change to take root, especially in the challenging economic environment in which we currently operate.

Outlook
The Company made solid progress on its key priorities and turnaround efforts in 2011 which established a stronger foundation for future earnings growth. We expect to build on this foundation and execute on our growth strategy which focuses on continuing to shift our product mix towards more specialized and higher margin products. While recent customer order patterns have remained stable and resin costs have experienced downward pressure, slow and uncertain demand in the markets we serve and dynamic raw material costs may impact our financial results in future periods. We expect low to moderate sales volume growth in 2012 as well as higher selling prices and a continued shift in mix to higher margin business. While we expect solid improvement in our earnings per share for the full year 2012 compared to 2011, we anticipate our first quarter 2012 earnings per share to be a modest loss. Such loss will be comparable to the first quarter of 2011, excluding the benefit from the tax restructuring that occurred in the first quarter of 2011. Further, we expect that our traditionally weaker first quarter earnings results will be followed by our typically stronger second and third quarter earnings results.   In addition, due to our annual accounting convention, our 2012 results will have an extra week and represent a 53-week fiscal year.  We remain committed to providing value to our stockholders through the completion of our turnaround strategy and focus on sustainable growth.

Results of Operations
Comparison of 2011 and 2010:

Consolidated Summary
Net sales were $1,102.3 million and $1,022.9 million in 2011 and 2010, respectively, representing an 8% increase. The increase was caused by:

2011 vs. 2010
Underlying volume	(2)%
Price/Mix	10%
Total	8%

The decrease in volume was due to a decline in sales of sheet for material handling applications caused by a considerable slowdown in orders from one customer. Mitigating this decrease was increased sales volume of compounds and sheet to the automotive and agricultural sectors of our end markets, and compounds to the commercial construction end market from gradual demand recovery. The price/mix increases were related to increases in selling prices to pass through increases in raw material costs and a product mix that included a greater percentage of higher-priced products.

The following table presents net sales, cost of sales and the resulting gross margin in dollars and on a per pound sold basis for 2011 and 2010. Cost of sales presented in the consolidated statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2011	2010
Dollars and Pounds (in millions)
Net sales	$1,102.3	$1,022.9
Cost of sales	1,004.9	914.3
Gross margin	$97.4	$108.6

Pounds sold	898	915
Dollars per Pound Sold
Net sales	$1.227	$1.118
Cost of sales	1.119	0.999
Gross margin	$0.108	$0.119

Gross margin per pound sold declined from 11.9 cents in 2010 to 10.8 cents in 2011. This decrease primarily reflects the impact of production inefficiencies that began in the second half of 2010 and higher costs. The inefficiencies and higher costs were partially offset by reduced depreciation expense due to the Company's plant consolidation efforts and a decrease in workers' compensation expense due to lower claims.

Selling, general and administrative expenses were $74.3 million in 2011 compared to $88.9 million in 2010. The decrease reflects the impact of $2.0 million in net bad debt income in 2011 compared to $8.1 million of bad debt expense in 2010. We established reserves for two large customers in 2010 and we recorded $3.1 million of income in 2011 because of favorable developments of contingencies on two customer receivable balances. Selling, general and administrative expenses also include foreign currency gains of $0.2 million in 2011 and losses of $2.1 million in 2010. The 2010 loss was caused by a significant weakening of the US dollar versus the euro and Canadian dollar. Refer to Note 16 - Comprehensive Income for further discussion of the Company's foreign currency positions as of the end of the year.

Amortization of intangibles was $1.7 million in 2011 compared to $3.8 million in 2010. The decrease is due to intangibles that became fully amortized coupled with the impact of intangible asset impairments recorded by the Company in 2010.

During the fourth quarter of 2011, the Company completed its annual goodwill impairment test and recorded $40.5 million of non-cash goodwill impairments. We concluded that the carrying amount of goodwill was impaired due to differences between the Company's fair value and book value of our Custom Sheet and Rollstock segment. During the fourth quarter of 2010, the Company recorded $56.1 million of non-cash goodwill impairments because we concluded that the carrying amount of goodwill was impaired due to differences between the Company's fair value and book value of our Packaging Technologies and Color & Specialty Compounds segments.

During 2010, we recorded $13.7 million of non-cash other intangible and fixed asset impairments that were caused by underperformance of historical acquisitions and decisions to dispose of certain fixed assets.

Restructuring and exit costs were $2.2 million in 2011 compared to $7.3 million in 2010. For both periods, restructuring and exit costs were comprised of employee severance, facility consolidation and shutdown costs and fixed asset valuation adjustments. These costs resulted from the Company's improvement initiatives, which include an objective of reducing the Company's fixed portion of its cost structure. We do not anticipate any significant additional restructuring costs in 2012 for restructuring initiatives announced as of October 29, 2011. Refer to Note 6, Restructuring for further information regarding restructuring plans.

Interest expense, net of interest income, was $10.9 million in 2011 compared to $12.0 million in 2010. The decrease was primarily driven by lower debt levels and reduction in higher interest rate debt.

In the third quarter of 2010, we recorded $0.7 million of non-cash debt extinguishment costs related to the write-off of unamortized debt issuance costs from the extinguishment of the Company's previous credit facility and 2006 Senior Notes.

The Company's effective tax rate in 2011 and 2010 was impacted by the portion of goodwill impairments that was not deductible of $8.3 million and $27.7 million, respectively. Excluding the goodwill impairments in 2011, our effective tax rate would have been 38.6%.

We reported a net loss from continuing operations of $23.4 million or $0.76 per diluted share in 2011, which compared to a loss of $49.6 million or $1.63 per diluted share in 2010. Excluding special items, we reported net earnings from continuing operations of $6.4 million or $0.21 per diluted share in 2011, compared to $5.1 million or $0.16 per diluted share in 2010. The increase was mainly due to the lower selling, general and administrative expenses as previously discussed.

Net earnings from discontinued operations, net of tax were $2.3 million in 2011 compared to a loss of $0.7 million in 2010. The earnings in 2011 mainly resulted from the settlement agreement for breach of contract by Chemtura that led to $3.0 million in cash proceeds after tax. The loss in 2010 mostly resulted from the final settlement of a purchase price adjustment related to the prior year sale of the profiles business.

Segment Results
During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities of a product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align the management of this product line with end markets. During the second quarter of 2010, we moved our organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in this second quarter, we reorganized our internal reporting and management responsibilities of certain product lines between our Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments. Historical segment results have been reclassified to conform to these changes.

Custom Sheet and Rollstock Segment
Net sales were $577.4 million and $579.3 million in 2011 and 2010, respectively. The change was caused by:

2011 vs. 2010
Underlying volume	(11)%
Price/Mix	11%
Total	0%

The decrease in volume was caused by the impact of a significant reduction in one customer's business activity for a material handling application. Absent this customer's decline, we saw a slight increase in volume reflecting additional sales volume sold to the automotive and recreation and leisure sectors, which was offset by a decrease in volume sold of construction and building product and refrigeration sheet. The price/mix increase was mostly caused by increases in selling prices and greater mix of higher-priced products.

Operating earnings excluding special items were $24.9 million in 2011 compared to $28.4 million in 2010. The decrease in operating earnings reflected lower sales volume, production inefficiencies and higher costs which more than offset $9.2 million of lower bad debts expense. We reported $7.6 million of bad debt expense to establish reserves for two large customers in 2010 and recorded $2.5 million of income because of favorable developments on one of the large customers in 2011.

Packaging Technologies
Net sales were $244.0 million and $221.2 million in 2011 and 2010, respectively, representing a 10% increase. The increase was caused by:

2011 vs. 2010
Underlying volume	(2)%
Price/Mix	12%
Total	10%

The decrease in underlying volume reflects the impact of a loss of share at a food packaging customer. Price/mix primarily includes increases in selling prices from the pass through of increases in raw materials costs.

Operating earnings excluding special items were $23.8 million in 2011, compared to $22.6 million in 2010. The increase in operating earnings was due to improved mix, lower depreciation and amortization expense from our prior year impairments and income resulting from the favorable developments on contingencies with two customers, which more than offset the impact of lower sales volume and cost increases.

Color and Specialty Compounds Segment
Net sales were $280.9 million and $222.4 million in 2011 and 2010, respectively, representing a 26% increase. The increase was caused by:

2011 vs. 2010
Underlying volume	13%
Price/Mix	13%
Total	26%

The increase in underlying volume was due to a significant increase in sales to the commercial construction market, automotive sector of the transportation market and agricultural market. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs and a greater percentage of higher-priced products.

Operating earnings excluding special items were $2.9 million in 2011 compared to $1.8 million in 2010. The increase in operating earnings reflects the increase in sales volume, benefits from improvements on our key priorities and $0.6 million of lower bad debt expense from favorable developments on a contingency, which more than offset the impact of production inefficiencies caused by plant consolidation efforts that continued during the first half of 2011 and cost increases.
Corporate
Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $30.3 million in 2011 compared to $37.0 million in 2010. The lower expenses in 2011 were mainly due to costs related to the separation agreement with the Company's former President and Chief Executive Officer (CEO) in 2010, foreign currency exchange losses in 2010 and lower professional fees in 2011.
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

Gross margin per pound sold declined from 13.5 cents in 2009 to 11.9 cents in 2010 reflecting the impact of production inefficiencies due to disruptions from plant consolidation efforts, equipment line moves and organizational changes that included higher labor, product returns, freight and workers' compensation expenses, the impact of increases in material costs in the first half of 2010 that were not passed through timely as selling price increases, margin compression from increased competition and reinstatement of temporary compensation reductions that were in effect in 2009.

Selling, general and administrative expenses were $88.9 million in 2010 compared to $77.9 million in 2009. The 2010 increase was caused by $4.4 million of higher bad debts expense because of a provision for one customer, $1.4 million associated with the separation of the Company's former CEO in the fourth quarter of 2010, higher professional fees and other expenses associated with accelerating progress on resolving contingencies and the reinstatement of temporary compensation reductions that were in effect in 2009.

Amortization of intangibles was $3.8 million in 2010 compared to $4.5 million in 2009. The decrease is due to intangibles that became fully amortized.

During the fourth quarter of 2010, the Company completed its annual goodwill impairment test and recorded $56.1 million of non-cash goodwill impairments. We concluded that the carrying amount of goodwill was impaired due to differences between the Company's fair value and book value of our Packaging Technologies and Color & Specialty Compounds segments.

During 2010, we recorded $13.7 million of non-cash other intangible and fixed asset impairments that were caused by underperformance of historical acquisitions and decisions to dispose of certain fixed assets.

Restructuring and exit costs were $7.3 million in 2010 compared to $5.2 million in 2009. For both period comparisons, restructuring and exit costs were comprised of employee severance, facility consolidation and shutdown costs and fixed asset valuation adjustments. These costs resulted from the Company's improvement initiatives, which include an objective of reducing the Company's fixed portion of its cost structure.

Interest expense, net of interest income, was $12.0 million in 2010 compared to $15.4 million in 2009. The decrease was primarily due to the $42.2 million of debt pay down in 2010 which included a reduction in higher rate debt.

In the third quarter of 2010, we recorded $0.7 million of non-cash debt extinguishment costs related to the write-off of unamortized debt issuance costs from the extinguishment of the Company's previous credit facility and 2006 Senior Notes.

The Company's effective tax rate of 33% in 2010 was impacted by $27.7 million of the goodwill impairment that did not have tax basis and resulted in a lower benefit rate on taxable earnings of 13%. This was partially offset by tax benefits associated with the tax restructuring of our foreign operations. Our effective tax rate of 69% in 2009 was impacted by recording an allowance on a deferred tax asset, operating losses from our operations in France for which we had not reflected a tax benefit and other non-deductible items.

We reported a net loss from continuing operations of $49.6 million or $1.63 per diluted share in 2010, which compared to earnings of $3.3 million or $0.11 per diluted share in 2009. Excluding special items, we reported net earnings from continuing operations of $5.1 million or $0.16 per diluted share in 2010, compared to $9.0 million or $0.29 per diluted share in 2009. The decrease was mainly due to the previously discussed $7.7 million decrease in gross margin and $9.6 million increase in selling, general and administrative expenses (exclusive of CEO separation costs).

Discontinued operations, net of tax, resulted in a loss of $0.7 million in 2010 compared to earnings of $5.0 million in 2009.
The loss in 2010 mainly resulted from the final settlement of a purchase price adjustment related to the prior year sale of the profiles business. The earnings in 2009 resulted from a $6.2 million gain on the sale of our wheels and profiles businesses.

Custom Sheet and Rollstock Segment
Net sales were $579.3 million and $530.6 million in 2010 and 2009, respectively, representing a 9% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	6%
Price/Mix	3%
Total	9%

Net sales of $579.3 million in 2010 were up versus 2009, representing a 6% increase in volume and a 3% increase in price/mix changes. The increase in volume reflects increases in demand across most of this segment's end markets. However, overall volumes were significantly impacted by the slow-down in one customer's business activity due to volatile demand associated with customer ordering patterns for its new material handling application. Absent this customer's decline, the increase in underlying volume for both period comparisons included growth in sales of sheet used in the automotive markets, refrigeration sheet used in the appliance market, and sheet used in the commercial construction and recreation and leisure end markets. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs.

Operating earnings excluding special items were $28.4 million in 2010 compared to $35.0 million in 2009. The decrease in operating earnings reflects lower sales volume to one customer, $5.3 million of higher bad debt expense, increases in material costs in the first half of 2010 that were not passed through timely as selling price increases, inefficiencies caused by our plant consolidation efforts and equipment line moves, margin compression from increased competition and the reinstatement of temporary compensation reductions that were in effect in 2009.

Packaging Technologies
Net sales were $221.2 million and $208.4 million in 2010 and 2009, respectively, representing a 6% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	0%
Price/Mix	6%
Total	6%

Net sales of $221.2 million in 2010 were up versus 2009, representing a 6% increase from price/mix changes. Underlying volume was impacted by the loss of certain customers' product lines. Offsetting these losses was an increase in sales to the sign and advertising end market. Price/mix included increases in selling prices from the pass through of increases in raw materials costs, partially offset by a higher mix of lower margin products.

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

Color and Specialty Compounds Segment
Net sales were $222.4 million and $187.8 million in 2010 and 2009, respectively, representing an 18% increase. The increase was caused by:

2010 vs. 2009
Underlying volume	7%
Sales volume to a divested business	3%
Price/Mix	8%
Total	18%

Net sales of $222.4 million in 2010 increased 18% versus the prior year, reflecting a 7% increase in volume, an 8% increase from price/mix changes and a 3% increase from previously eliminated sales to a divested business. The increase in underlying volume was mainly due to a significant increase in the automotive sector of the transportation end market and an increase in the agricultural products sector. Demand in the building and construction market was lower compared to the prior year. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs, partially offset by a higher mix of lower margin products.

Operating earnings excluding special items were $1.8 million in 2010, compared to $3.7 million in 2009. The decrease in operating earnings reflects the impact of inefficiencies caused by plant consolidation efforts and equipment line moves that included higher labor, use of higher-priced materials and increases in product returns, freight and workers' compensation expenses. Operating earnings were also impacted by the reinstatement of temporary compensation reductions that were in effect in 2009, and higher selling, general and administrative expenses associated with an increase in professional fees and other expenses.

Corporate
Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $37.0 million in 2010 compared to $36.8 million in 2009. The increase in expenses during the year was mainly due to expenses related to the separation agreement with the Company's former President and CEO.

Liquidity and Capital Resources

Cash Flow

The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents in 2011, 2010 and 2009:

	2011	2010	2009
Cash Flows (in thousands)
Net cash provided by operating activities	$42,298	$39,330	$65,264
Net cash provided (used) by investing activities	(28,619)	(17,872)	24,579
Net cash used by financing activities	(17,153)	(43,565)	(65,006)
Effect of exchange rate changes on cash and cash equivalents	(549)	82	(30)
Increase (decrease) in cash and cash equivalents	$(4,023)	$(22,025)	$24,807

Net cash provided by operating activities was $42.3 million in 2011 compared to $39.3 million in 2010. The increase reflects a lower net loss in 2011, $11.4 million of income tax refunds in 2011 compared to $5.7 million of tax payments in 2010, and $3.0 million of after tax cash proceeds from the Chemtura settlement in 2011

Net cash used for investing activities of $28.6 million in 2011 consisted of $29.1 million of capital expenditures less $0.5 million of proceeds from the disposition of assets. Net cash used for investing activities of $17.9 million in 2010 consisted of $21.4 million of capital expenditures less $3.6 million of proceeds from the disposition of assets associated with previously shut down operations. We expect our capital expenditures to range from $20.0 million to $25.0 million in 2012. Capital expenditures are expected to be funded mainly from operating cash flows.

Net cash used for financing activities was $17.2 million in 2011 compared to $43.6 million in 2010. Net cash used for financing in 2011 consisted of credit facility payments and debt financing costs associated with the Company's Amendments. The net cash used for financing activities in 2010 included payments on the Senior Notes and funding of the Company's Euro Bank term loan, which matured in February 2010. A $22.0 million decrease in cash helped fund the cash used for financing activities in 2010.

Financing Arrangements

On September 14, 2004, the Company completed a $150 million private placement of Senior Unsecured Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150 million with an optional $50 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which was scheduled to decrease to 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. Capitalized fees incurred to establish the new facility in the third quarter of 2010 were $1.2 million.

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “January 2011 Amendments”) to its new credit facility and amended 2004 Senior Note agreements. The January 2011 Amendments were effective starting with the Company's first quarter of 2011. Under the January 2011 Amendments, the Company's maximum Leverage Ratio was amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 at the end of the first quarter of 2011, 4.5 to 1 at the end of the second quarter of 2011, 3.75 to 1 at the end of the third quarter of 2011, 3.5 to 1 at the end of the fourth quarter of 2011, 3.25 to 1 at the end of the first quarter of 2012, 3.0 to 1 at the end of the fourth quarter of 2012, and 2.75 to 1 at the end of the fourth quarter of 2013. Capitalized fees incurred in the first quarter of 2011 for the January 2011 Amendments were $1.6 million.  The Company was compliant with its debt covenants as of October 29, 2011.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”). The December 2011 Amendments are effective starting with the Company's first quarter of 2012. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments in the denominator of the calculation from the previous definition of including 100% of scheduled installment payments in the denominator. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 and 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million and the interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit profile rating decreases to a defined level.  The additional fee would be based on the Company's debt level at that time and would have been approximately $1.1 million as of October 29, 2011.

The new credit facility and amendment from existing Senior Note holders require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1,000 threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments in the second quarter of 2011 and 2010 of $0.4 million and $15.3 million, respectively, to the Senior Note holders. The Company also made an early principal payment to the Senior Note holders of $15.5 million in the first quarter of 2010 related to extraordinary receipts on the sales of businesses that occurred in 2009. The Company borrowed from its revolving credit facility to fund the required excess cash flow payments.

Based on the Company's 2011 excess cash flow, the Company will offer $2.5 million to the Senior Note holders. If accepted by the Senior Note holders, the early principal payment is expected to be paid in the second quarter of 2012.

At October 29, 2011, the Company had $106.3 million of total capacity and $31.7 million of outstanding loans under the credit facility at a weighted average interest rate of 3.50%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $12.0 million. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $37.6 million of availability on its credit facility as of October 29, 2011.

Interest on the amended 2004 Senior Notes is 7.08% (effective December 6, 2011) and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of October 29, 2011, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $19.2 million. The amended 2004 Senior Notes require equal annual principal payments of $22.7 million that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements.

The Company is required to make its first principal payment on its amended 2004 Senior Notes within the next year in addition to the 2011 excess cash flow payment discussed above. The excess cash flow payment is expected to be paid in the second quarter of 2012, and the first principal payment is expected to be paid in the fourth quarter of 2012, and the amounts associated with these payments are classified as current maturities of long term debt. Excluding these payments, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

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

(Dollars in thousands, except per share data)	2011	2010	2009
Operating (loss) earnings (GAAP)	$(21,286)	$(61,136)	$26,135
Goodwill impairment	40,455	56,149	—
Restructuring and exit costs	2,184	7,290	5,234
Other intangible and fixed asset impairments	—	13,674	2,592
CEO separation costs	—	1,369	—
Special items subtotal	42,639	78,482	7,826
Operating earnings excluding special items (Non-GAAP)	$21,353	$17,346	$33,961

Net (loss) earnings from continuing operations (GAAP)	$(23,383)	$(49,643)	$3,305
Goodwill impairment, net of tax	28,435	45,033	—
Restructuring and exit costs, net of tax	1,354	4,454	3,248
Other intangible and fixed asset impairments, net of tax	—	8,319	2,420
CEO separation costs, net of tax	—	833	—
Debt extinguishment costs, net of tax	—	456	—
Tax benefits from restructuring of foreign operations	—	(4,401)	—
Special items subtotal	29,789	54,694	5,668
Net earnings from continuing operations excluding special items (Non-GAAP)	$6,406	$5,051	$8,973

Net (loss) earnings from continuing operations per diluted share (GAAP)	$(0.76)	$(1.63)	$0.11
Goodwill impairment, net of tax	0.93	1.47	—
Restructuring and exit costs, net of tax	0.04	0.15	0.10
Other intangible and fixed asset impairments, net of tax	—	0.27	0.08
CEO separation costs, net of tax	—	0.03	—
Debt extinguishment costs, net of tax	—	0.01	—
Tax benefits from restructuring of foreign operations	—	(0.14)	—
Special items subtotal	0.97	1.79	0.18
Net earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$0.21	$0.16	$0.29

The following table reconciles operating (loss) earnings (GAAP) to operating (loss) earnings excluding special items (Non-GAAP) by segment (in thousands):

	2011
Segment	Operating (Loss) Earnings (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Custom Sheet and Rollstock	$(16,145)	$41,064	$24,919
Packaging Technologies	23,580	247	23,827
Color and Specialty Compounds	1,542	1,322	2,864
Corporate	(30,263)	6	(30,257)
Total	$(21,286)	$42,639	$21,353

	2010
Segment	Operating (Loss) Earnings (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Custom Sheet and Rollstock	$25,149	$3,295	$28,444
Packaging Technologies	(30,916)	53,483	22,567
Color and Specialty Compounds	(18,416)	20,244	1,828
Corporate	(36,953)	1,460	(35,493)
Total	$(61,136)	$78,482	$17,346

	2009
Segment	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Custom Sheet and Rollstock	$31,683	$3,309	$34,992
Packaging Technologies	30,556	1,207	31,763
Color and Specialty Compounds	705	3,004	3,709
Corporate	(36,809)	306	(36,503)
Total	$26,135	$7,826	$33,961

Contractual Obligations
The following table summarizes our contractual obligations as of October 29, 2011 and the estimated payments due by period:

Contractual Obligations (in thousands)	Total	Less than 1 Year	Years 2 & 3	Years 4 & 5	Greater than 5 Years
Debt obligations (principal and interest)	$178,178	$33,145	$88,117	$56,916	$—
Capital lease obligations	4,018	504	879	983	1,652
Operating lease obligations	16,855	4,246	6,306	3,298	3,005
Purchase obligations	112,931	105,000	7,931	—	—
Take-or-pay obligations	23,899	17,163	6,736	—	—
Total	$335,881	$160,058	$109,969	$61,197	$4,657

Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at October 29, 2011. As discussed above, certain of our long-term debt agreements are subject to mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments other than the $2,451 recorded as a current maturity of long-term debt. This mandatory prepayment was based on our excess cash flow during 2011, and is expected to be paid during the second quarter of 2012 if accepted by the Senior Note holders. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates. Purchase and take-or-pay obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. The table does not include long-term contingent liabilities, deferred compensation obligations and liabilities related to deferred taxes because the Company is not certain when these liabilities will become due.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must select and apply various accounting policies. Our most significant accounting policies are described in the notes to the consolidated financial statements. In order to apply our accounting policies, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, shareholders' equity, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. Accounting policies, estimates and judgments that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Allowance for Doubtful Trade Receivables
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness, as determined by our review of their current credit information. We monitor market and economic conditions as well as collections and payments from our customers. We maintain a provision for estimated credit losses based upon historical write-off experience, specific customer collection issues identified, and market and economic conditions. While such credit losses have historically been within our expectations and the provisions established, actual credit loss rates may differ from our estimates. Any significant increase in credit losses in excess of our expectations could have a material negative impact on the value of our trade receivables and operating results and cash flows.

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

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets. In compliance with ASC 360, Property, Plant and Equipment, fixed assets are reviewed for impairment whenever conditions indicate that the carrying amount may not be recoverable. In evaluating the recoverability of long-lived assets, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows, and a corresponding loss is recorded. The accompanying notes to the consolidated financial statements disclose the impact of fixed asset impairments and the factors which led to these impairments.

Goodwill
We follow the guidance of ASC 805, Business Combinations, in recording goodwill arising from a business combination as the excess of purchase price and related costs over the fair value of identifiable assets acquired and liabilities assumed. Goodwill is assigned to the reporting unit that benefits from the acquired business. Our annual goodwill impairment testing date is the first day of the Company's fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the implied fair value of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the recorded and unrecorded assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes the estimates of the underlying components of fair value are reasonable. The accompanying notes to the consolidated financial statements disclose the impact of goodwill impairments and the factors that led to these impairments.

Other Intangible Assets
Costs allocated to customer relationships, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-line basis over the assets' estimated useful life ranging from two (2) to nineteen (19) years. In accordance with the ASC 350, Intangibles - Goodwill and Other, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible asset. If the review indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible asset is reduced by the estimated cash flow shortfall on a discounted basis, and a corresponding loss is recorded. The accompanying notes to the consolidated financial statements disclose the impact of intangible asset impairments and the factors that led to these impairments.

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial statement carrying amounts and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized for credit and net operating loss carryforwards and then assessed to determine the likelihood of realization. Valuation allowances are established to the extent we believe it is more likely than not that deferred tax assets will not be realized. Expectations of future earnings, the scheduled reversal of deferred tax liabilities, the ability to carry back losses and credits to offset taxable income in a prior year, and tax planning strategies are the primary drivers underlying our evaluation of valuation allowances. Deferred tax amounts recorded may materially differ from the amounts that are ultimately payable and expensed if our estimates of future earnings and outcomes of tax planning strategies are ultimately inaccurate.

Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent that such earnings are reinvested for an indefinite period of time. If those undistributed foreign earnings were not considered indefinitely reinvested, we would be required to recognize additional income tax expense.

The Company accounts for income taxes under the updated provisions of ASC 740, Income Taxes. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company's returns in the jurisdictions in which Spartech does business. Management regularly assesses the tax risk of the company's return filing positions and believes its accruals for uncertain tax benefits are adequate as of October 29, 2011.

Litigation and Other Contingencies
We are involved in litigation in the ordinary course of business, including environmental matters. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with ASC 450, Contingencies, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involve substantial uncertainties that could cause actual costs to vary materially from estimates and accruals and, therefore, could have a material impact on our consolidated results of operations, financial position or cash flows in a future reporting period.

Restructuring and Exit Costs
The Company follows the guidance of ASC 420, Exit or Disposal Cost Obligations, in recognizing restructuring costs related to exit or disposal cost obligations. Detailed documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

For additional information regarding our significant accounting policies, as well as the impact of recently issued accounting standards, see the accompanying notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At October 29, 2011, we had $39.7 million of debt subject to variable short-term interest rates and $117.5 million of fixed rate debt outstanding. Based upon the October 29, 2011 balance of the floating rate debt, a hypothetical 10% increase or decrease in interest rates would cause an estimated $0.1 million impact on annual interest expense. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair value of our fixed rate debt is subject to changes in interest rates and the October 29, 2011 fair values of such instruments are disclosed in the accompanying notes to the consolidated financial statements.

Foreign Currency Exchange Risk
We are also exposed to market risk through changes in foreign currency exchange rates, including the Canadian dollar, euro and Mexican peso. Based upon our October 29, 2011 currency exposures, a hypothetical 10% strengthening of the US dollar against the Canadian dollar, euro and Mexican peso would cause a decrease in future earnings of approximately $0.6 million, $0.1 million and $0.2 million, respectively.

Commodity Price Risk
The Company uses certain commodities, primarily plastic resins, in its manufacturing processes. The cost of operations can be affected as the market for these commodities changes. As the price of resin increases or decreases, market prices for the Company's products will also generally increase or decrease. This will typically lead to higher or lower average selling prices and will impact the Company's gross profit and operating income. The impact on operating income is due to a lag in matching the change in raw material cost of goods sold and the change in product sales prices. The Company attempts to minimize its exposure to resin price changes by entering into indexed product sales pricing contracts with customers and carefully managing the quantity of its inventory on hand.

See Part I - Item 1A. “Risk Factors” for additional disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Responsibility for Financial Statements

The Company's management is responsible for the integrity and accuracy of the consolidated financial statements. Management believes that the consolidated financial statements for the three years ended October 29, 2011, October 30, 2011, and October 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.

In meeting its responsibility for the reliability of the consolidated financial statements, management relies on a system of internal controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to allow the preparation of financial statements in accordance with accounting principles generally accepted in the United States. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected in a timely period.

The Company's Board of Directors is responsible for ensuring the independence and qualifications of Audit Committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The Audit Committee consists of three independent directors and oversees the Company's financial reporting and internal controls system. The Audit Committee meets with management, the independent registered public accounting firm and internal auditors periodically to review auditing, financial reporting and internal control matters. The Audit Committee held nine (9) meetings during fiscal 2011.

The Company's independent registered public accounting firm, Ernst & Young LLP, is engaged to express an opinion on the Company's consolidated financial statements and on the Company's internal control over financial reporting. Ernst & Young LLP's opinions are based on procedures which the firm believes to be sufficient to provide reasonable assurance that the consolidated financial statements contain no material errors and that the Company's internal controls are effective.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management concluded that the Company's internal control over financial reporting was effective as of October 29, 2011.

The Company's independent registered public accounting firm, Ernst & Young LLP, was appointed by the Audit Committee of the Company's Board of Directors and ratified by the Company's shareholders. Ernst & Young LLP has audited and reported on the consolidated financial statements of Spartech Corporation and its subsidiaries and the effectiveness of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Spartech Corporation and subsidiaries (collectively, the “Company”) as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows of the Company for each of the three years in the period ended October 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and subsidiaries at October 29, 2011, and October 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartech Corporation and subsidiaries' internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 21, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries

We have audited Spartech Corporation and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 29, 2011, and our report dated December 21, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 21, 2011

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 29, 2011	October 30, 2010
Assets
Current assets:
Cash and cash equivalents	$877	$4,900
Trade receivables, net of allowances of $2,437 and $3,404, respectively	156,432	134,902
Inventories, net of inventory reserves of $9,152 and $6,539, respectively	91,186	79,691
Prepaid expenses and other current assets, net	26,367	35,789
Assets held for sale	2,744	3,256
Total current assets	277,606	258,538

Property, plant, and equipment, net	208,074	211,844
Goodwill	47,466	87,921
Other intangible assets, net	12,872	14,559
Other long-term assets	3,684	4,279
Total assets	$549,702	$577,141

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$25,211	$880
Accounts payable	140,628	129,037
Accrued liabilities	30,919	34,112
Total current liabilities	196,758	164,029

Long-term debt, less current maturities	132,000	171,592

Other long-term liabilities:
Deferred taxes	41,676	42,648
Other long-term liabilities	6,336	5,866
Total liabilities	376,770	384,135

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,831,919 and 30,884,503 shares, respectively	24,849	24,849
Contributed capital	201,945	204,966
Retained earnings	(11,031)	10,036
Treasury stock, at cost, 2,299,927 and 2,247,343 shares, respectively	(49,286)	(52,730)
Accumulated other comprehensive income	6,455	5,885
Total shareholders’ equity	172,932	193,006

Total liabilities and shareholders’ equity	$549,702	$577,141

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	2011	2010	2009
Net sales	$1,102,290	$1,022,896	$926,777
Costs and expenses
Cost of sales	1,004,928	914,293	810,469
Selling, general and administrative expenses	74,320	88,852	77,868
Amortization of intangibles	1,689	3,774	4,479
Goodwill impairments	40,455	56,149	—
Other intangible and fixed asset impairments	—	13,674	2,592
Restructuring and exit costs	2,184	7,290	5,234
Total costs and expenses	1,123,576	1,084,032	900,642

Operating (loss) earnings	(21,286)	(61,136)	26,135

Interest, net of interest income	10,947	12,025	15,379
Debt extinguishment costs	—	729	—

(Loss) earnings from continuing operations before income taxes	(32,233)	(73,890)	10,756

Income tax (benefit) expense	(8,850)	(24,247)	7,451

Net (loss) earnings from continuing operations	(23,383)	(49,643)	3,305

Net (loss) earnings from discontinued operations, net of tax	2,316	(732)	5,046

Net (loss) earnings	$(21,067)	$(50,375)	$8,351

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(1.63)	$0.11
(Loss) earnings from discontinued operations, net of tax	0.08	(0.03)	0.16
Net (Loss) earnings per share	$(0.69)	$(1.65)	$0.27

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.76)	$(1.63)	$0.11
(Loss) earnings from discontinued operations, net of tax	0.08	(0.03)	0.16
Net (Loss) earnings per share	$(0.69)	$(1.65)	$0.27

Dividends declared per share	$—	$—	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Contributed Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, November 1, 2008	$24,849	$202,656	$53,588	$(56,389)	$2,086	$226,790
Net earnings	—	—	8,351	—	—	8,351
Other comprehensive income:
Translation adjustments	—	—	—	—	210	210
Comprehensive income						8,561
Issuance of shares under employee stock plans, net of tax withholdings	—	(1,544)	—	1,529	—	(15)
Stock-based compensation	—	3,071	—	—	—	3,071
Dividends declared	—	—	(1,528)	—	—	(1,528)
Balance, October 31, 2009	$24,849	$204,183	$60,411	$(54,860)	$2,296	$236,879
Net loss	—	—	(50,375)	—	—	(50,375)
Other comprehensive income:
Translation adjustments	—	—	—	—	3,589	3,589
Comprehensive loss						(46,786)
Issuance of shares under employee stock plans, net of tax withholdings	—	(2,324)	—	2,130	—	(194)
Stock-based compensation	—	3,107	—	—	—	3,107
Balance, October 30, 2010	$24,849	$204,966	$10,036	$(52,730)	$5,885	$193,006
Net loss	—	—	(21,067)	—	—	(21,067)
Other comprehensive income:
Translation adjustments	—	—	—	—	570	570
Comprehensive loss						(20,497)
Issuance of shares under employee stock plans, net of tax withholdings	—	(3,739)	—	3,444	—	(295)
Stock based compensation tax deficiency	—	(1,537)	—	—	—	(1,537)
Stock-based compensation	—	2,255	—	—	—	2,255
Balance, October 29, 2011	$24,849	$201,945	$(11,031)	$(49,286)	$6,455	$172,932

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities
Net (loss) earnings	$(21,067)	$(50,375)	$8,351
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	32,824	36,632	44,030
Stock-based compensation expense	2,255	3,107	3,071
Goodwill impairment	40,455	56,424	—
Other intangible and fixed asset impairments	—	13,674	2,592
Restructuring and exit costs	865	2,849	2,114
Loss (gain) on disposition of assets, net	232	(1,116)	(6,242)
(Benefit) provision for bad debt expense	(1,925)	8,111	4,321
Deferred taxes	(5,139)	(22,067)	2,523
Change in current assets and liabilities:
Trade receivables	(19,424)	(12,175)	36,254
Inventories	(11,374)	(16,467)	29,343
Prepaid expenses and other current assets	12,926	2,868	(9,635)
Accounts payable	13,668	24,283	(47,519)
Accrued liabilities	(3,091)	(5,837)	(4,736)
Other, net	1,093	(581)	797
Net cash provided by operating activities	42,298	39,330	65,264

Cash flows from investing activities
Capital expenditures	(29,072)	(21,432)	(8,098)
Proceeds from the disposition of assets	453	3,560	32,677
Net cash (used) provided by investing activities	(28,619)	(17,872)	24,579

Cash flows from financing activities
Bank credit facility (payments) borrowings, net	(14,199)	45,900	(41,600)
Payments on notes and bank term loan	(378)	(87,582)	(18,936)
Payments on bonds and leases	(723)	(515)	(1,183)
Debt issuance costs	(1,558)	(1,174)	(215)
Cash dividends on common stock	—	—	(3,057)
Stock-based compensation exercised	(295)	(194)	(15)
Net cash used by financing activities	(17,153)	(43,565)	(65,006)
Effect of exchange rate changes on cash and cash equivalents	(549)	82	(30)
(Decrease) increase in cash and cash equivalents	(4,023)	(22,025)	24,807
Cash and cash equivalents at beginning of year	4,900	26,925	2,118
Cash and cash equivalents at end of year	$877	$4,900	$26,925

Supplemental Disclosures:
Cash paid during the year for:
Interest	$10,208	$12,780	$16,222
Income taxes (refunded) paid	(11,350)	5,711	6,598

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, or unless otherwise noted)

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

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations. Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group, and due to these dispositions, the Company no longer has this reporting group. See Notes 2 and 15 for further discussion of the Company's discontinued operations and segments, respectively.

The Company's fiscal year ends on the Saturday closest to October 31st. Fiscal years presented in this report contain 52 weeks, and years presented are fiscal unless noted otherwise. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53-week fiscal year containing 371 days of activity.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated in consolidation.

Segments
Spartech is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the second quarter of 2010, the Company moved organizational reporting and management responsibilities of two businesses previously included in the Color and Specialty Compounds segment to the Custom Sheet and Rollstock segment. Also in the second quarter of 2010, the Company reorganized the internal reporting and management responsibilities of certain product lines between the Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. In the fourth quarter of 2011, the Company reorganized the internal reporting and management responsibilities of certain product lines between the Color and Specialty Compounds and Custom Sheet and Rollstock segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments in each respective period. Accordingly, historical segment results have been reclassified to conform to these changes. See Note 15 for further discussion of the Company's segments.

Revenue Recognition
The Company manufactures products either to standard specifications or to custom specifications agreed upon with the customer in advance, and it inspects products prior to shipment to ensure that these specifications are met. Revenues are recognized as the product is shipped and title passes to the customer in accordance with GAAP in the United States based on ASC 605, Revenue Recognition. Shipping and handling costs associated with the shipment of goods are recorded as costs of sales in the consolidated statement of operations.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful accounts, sales returns and allowances, inventory obsolescence, income tax liabilities and assets and related valuation allowances, asset impairments, valuations of goodwill and other intangible assets, value of equity-based awards, restructuring reserves, self-insurance reserves, environmental reserves, contingencies, certain accruals, and the allocation of corporate costs to segments. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect the results of operations, financial condition and cash flows.

Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts
The Company performs ongoing credit evaluations of customers, including reviewing creditworthiness from third-party reporting agencies, monitoring market and economic conditions, monitoring payment histories, and adjusting credit limits as necessary. The Company continually monitors collections and payments from customers and maintains a provision for estimated credit losses based on an assessment of risk, historical write-off experience and specifically identified customer collection issues.

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

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $31,135, $32,858 and $36,824 in years 2011, 2010 and 2009, respectively.

Classification	Years
Buildings and leasehold improvements	20-25
Machinery and equipment	12-16
Furniture and fixtures	5-10
Computer equipment and software	3-7

In compliance with ASC 360, Property, Plant and Equipment, long-lived assets are reviewed for impairment whenever, in management's judgment, conditions indicate the carrying amount may not be recoverable. In evaluating the recoverability of long-lived assets, such assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows, and a corresponding loss is recorded. See Note 5 for further discussion of the Company's property, plant and equipment balances and impairment testing results.

Goodwill
The Company follows the guidance of ASC 805, Business Combinations, in recording goodwill arising from a business combination as the excess of purchase price over the fair value of identifiable assets acquired and liabilities assumed. Goodwill is assigned to the reporting unit that benefits from the acquired business. The Company's annual goodwill impairment testing date is the first day of the Company's fourth quarter. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process that requires the Company to make assumptions regarding fair value. The first step consists of estimating the fair value of each reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, the allocation of shared or corporate items and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair values of each reporting unit are compared to the respective carrying values, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount. Management believes that the estimates of the underlying components of fair value are reasonable. See Note 4 for further discussion of the Company's goodwill balances and annual impairment testing results.

Other Intangible Assets
Costs allocated to customer relationships, product formulations and other intangible assets are based on their fair value at the date of acquisition. The cost of other intangible assets is amortized on a straight-line basis over the assets' estimated useful life ranging from two (2) to nineteen (19) years. In accordance with ASC 350, Intangibles - Goodwill and Other, all amortizable intangible assets are assessed for impairment whenever events indicate a possible loss. Such an assessment involves estimating undiscounted cash flows over the remaining useful life of the intangible asset. If the assessment indicates that undiscounted cash flows are less than the recorded value of the intangible asset, the carrying amount of the intangible asset is reduced by the estimated cash-flow shortfall on a discounted basis, and a corresponding loss is recorded. See Note 4 for further discussion of the Company's intangible asset balances and impairment testing results.

Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value of financial instruments:

▪	Cash, accounts receivable, notes receivable, accounts payable and accrued liabilities - The carrying value of these instruments approximates fair value due to their short-term nature.

▪
Long-term debt (including bank credit facilities) - The estimated fair value of the long-term debt is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. See Note 3 for further details.

Stock-Based Compensation
In accordance with ASC 718, Compensation - Stock Compensation, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Foreign Currency
Assets and liabilities of the Company's non-US operations are translated from their functional currency to US dollars using exchange rates in effect at the balance sheet date, and adjustments resulting from the translation process are included in accumulated other comprehensive income. All income and expense activity is translated using the average exchange rate during the period. Transactional gains and losses arising from receivable and payable balances, including intercompany balances in the normal course of business that are denominated in a currency other than the functional currency of the operation, are recorded in the consolidated statements of operations when they occur. The impact of the Company's foreign currency adjustments from continuing operations, net, resulted in a $220 gain, a $2,146 loss and a $1,967 loss in 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes
In accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for credit and net operating loss carryforwards and then assessed (including the anticipation of future income) to determine the likelihood of realization. A valuation allowance is established to the extent management believes that it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using the rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The actual realization of the deferred taxes may be materially different from the amounts provided for in the consolidated financial statements due to the complexities of tax laws, changes in statutory tax rates, and estimates of the Company's future taxable income levels by jurisdiction. Deferred income taxes are not provided for undistributed earnings on foreign consolidated subsidiaries to the extent such earnings are reinvested for an indefinite period of time.

The Company accounts for income taxes under the updated provisions of ASC 740. Under ASC 740, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company's returns in the jurisdictions in which it does business. Management regularly assesses the tax risk of the Company's return filing positions and believes that its accruals for uncertain tax positions are adequate as of October 29, 2011.

Comprehensive Income
At October 29, 2011 and October 30, 2010, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments.

Restructuring and Exit Costs
The Company follows the guidance of ASC 420, Exit or Disposal Cost Obligations, in recognizing restructuring costs related to exit or disposal cost obligations. Documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Litigation and Other Contingencies
The Company is involved in litigation in the ordinary course of business, including environmental matters. Management routinely assesses the likelihood of adverse judgments or outcomes to those matters, as well as ranges of probable losses, to the extent losses are reasonably estimable. In accordance with ASC 450, Contingencies, accruals for such contingencies are recorded to the extent that management concludes their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, past experience, interpretation of relevant laws or regulations and the specifics and status of each matter. If the assessment of the various factors changes, the estimates may change. That may result in the recording of an accrual or a change in a previously recorded accrual. Predicting the outcome of claims and litigation and estimating related costs and exposure involve substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

New Accounting Standards
In June 2011, the FASB issued an amendment to ASC 220, Comprehensive Income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. In addition, items of other comprehensive income that may be reclassified to profit or loss in the future are required to be presented separately from those that would never be reclassified. The amendment is effective for fiscal years beginning after December 15, 2011, and interim periods within that year. Accordingly, we will adopt this amendment in first quarter fiscal year 2013. Adoption of this amendment is not expected to have an effect on the Company's financial position, results of operations or cash flows.

In May 2011, the FASB issued a new accounting standard update that amends ASC 820, Fair Value Measurement, and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after December 15, 2011. Accordingly, we will adopt this amendment in second quarter of fiscal year 2012. Adoption of this amendment is not expected to have an effect on the Company's financial position, results of operations or cash flows.

2) Discontinued Operations

Wheels Business Divestiture
On October 27, 2009, the Company sold its wheels business, a manufacturer of PVC tire and plastic wheel assemblies primarily for the lawn and garden and medical markets. The sales price of $34,500 included $6,000 of contingent payments, which are based on performance of the wheels business during 2010, 2011 and 2012. To date, the Company has not recognized any of the contingent consideration from this transaction. The wheels business has been segregated from continuing operations and presented as discontinued operations. The wheels business was previously reported as a part of the Engineered Products group, which no longer exists.

Profiles Business Divestiture
Effective October 3, 2009, the Company sold its profiles extrusion business located in Winnipeg, Manitoba, Canada. The profiles business was principally engaged in the manufacturing of profile window frames and fencing for the building and construction market. The sales price for the business was $7,000 Canadian ($6,486 US). The profiles business has been segregated from continuing operations and presented as discontinued operations. The profiles business was previously reported as a part of the Engineered Products group, which no longer exists. In October 2010, the Company finalized the closing EBITDA and working capital sales price adjustment of the Profiles divesture, which resulted in a reduction to the prior year gain on sale by $571.

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

A summary of the net sales and the net earnings (loss) from discontinued operations is as follows:

	2011	2010	2009
Net sales	$—	$8	$48,857
Costs and expenses	(4,459)	533	50,495
	4,459	(525)	(1,638)
(Loss) gain on the sale of discontinued operations	—	(571)	10,768
Earnings (loss) from discontinued operations before income taxes	4,459	(1,096)	9,130
Provision (benefit) for income taxes	2,143	(364)	4,084
Earnings (loss) from discontinued operations, net of tax	$2,316	$(732)	$5,046

As permitted under ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company allocated interest expense to the discontinued operations in 2009. As the allocation of interest is only permitted when there are associated revenues and no associated revenues existed in the current or prior year, no interest expense was allocated to discontinued operations in 2011 or 2010. Total interest expense allocated in 2009 was $1,235 and was based on debt pay down from the proceeds of sold businesses and related debt borrowing rates.

3)	Fair Value of Financial Instruments

The Company follows the ASC 820, Fair Value Measurement, which defines fair value, and establishes a framework for measuring fair value in accordance with GAAP.

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

The estimated fair value of the long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	October 29, 2011		October 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$157,211	$161,259	$172,472	$176,631

4) Goodwill and Identifiable Intangible Assets

Goodwill
The Company's annual measurement date for its goodwill impairment test is the first day of its fourth quarter. The Company also tests for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As discussed in Note 1, the Company reorganized its reportable segments in the fourth quarter of 2011. This realignment had no impact on the classification of goodwill at the reporting unit level.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the Company performs the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, EBITDA (earnings before interest, taxes, depreciation and amortization) and capital expenditure forecasts. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from the Company's estimates. The following is a description of the valuation methodologies the Company used to derive and test the reasonableness of the fair value of the reporting units:

▪
Income approach: To determine fair value, the Company discounted the expected cash flows of the reporting units. The Company calculated expected cash flows using forecasted annual revenue growth rates between approximately 2%-15% for each reporting unit over the next five years. The Company used discount rates between approximately 14%-16%, which represent the estimated weighted average cost of capital and reflect the overall level of inherent risk involved in the respective operations and the rate of return expected by market participants. To estimate cash flows beyond the final year of the forecast of five years, the Company used terminal growth rates of between approximately 2%-3% and incorporated the present value of the resulting terminal value into its estimate of fair value.

▪
Guideline public company multiples: The Company used the guideline public company method to select reasonably similar/guideline publicly traded companies for each of the Company's reporting units. Using the guideline public company method, the Company calculated EBITDA multiples for each of the public companies using both historical and forecasted EBITDA figures. By applying these multiples to the appropriate historical and forecasted EBITDA figures for each reporting unit, fair value estimates were calculated.

The Company weighted the discounted cash flow method by 100% in the valuation of each reporting unit and relied upon fair value estimates for each reporting unit using the public company and transaction multiples to test the reasonableness of the fair value estimates under the discounted cash flow method.

In the fourth quarter of 2011, the Company concluded that the fair value of its Custom Sheet and Rollstock reporting unit exceeded its carrying amount and that all of this reporting unit's goodwill was impaired.  The $40,455 impairment was caused by a lower stock price and lower 2011 earnings for this business coupled with the requirement to reconcile the total fair value of the Company's reporting units to a current enterprise value for the Company.   The Company's estimated goodwill fair value of zero for this business was based upon a third-party valuation and internal estimates of discounted cash flows.    In the fourth quarter of 2010, the Company concluded that the fair value of goodwill in its Packaging Technologies and Color and Specialty Compounds reporting units exceeded their carrying amounts and recorded goodwill impairments of $44,800 and $11,349, respectively.  The impairments were caused by lower earnings in these businesses and a difference between the Company's enterprise value and book value.   The Company measured the impairments based upon a third-party appraisal of long-lived assets and internal estimates of discounted cash flows.  Changes in the carrying amount of goodwill for the years ended October 29, 2011 and October 30, 2010 are as follows:

	Custom Sheet and Rollstock	Packaging Technologies	Color and Specialty Compounds	Total
Goodwill balance as of October 31, 2009	$31,307	$94,636	$18,402	$144,345
Discontinuance of business	(275)	—	—	(275)
Segment reorganization	9,423	(2,370)	(7,053)	—
Impairment	—	(44,800)	(11,349)	(56,149)
Goodwill balance as of October 30, 2010	40,455	47,466	—	87,921
Impairment	(40,455)	—	—	(40,455)
Goodwill balance as of October 29, 2011	$—	$47,466	$—	$47,466

Identifiable Intangible Assets
As of October 29, 2011 and October 30, 2010, the Company had amortizable intangible assets as follows:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairments	Net Carrying Amount
Non-compete agreements	$—	$—	$—	$980	$(776)	$(204)	$—
Customer contracts / relationships	5,460	(2,975)	2,485	21,579	(9,812)	(8,862)	2,905
Product formulations / trademarks	19,943	(9,556)	10,387	23,520	(10,919)	(947)	11,654
	$25,403	$(12,531)	$12,872	$46,079	$(21,507)	$(10,013)	$14,559

Amortization expense for intangible assets totaled $1,689, $3,774 and $4,479 in 2011, 2010 and 2009, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Year Ended	Intangible Amortization
2012	$1,689
2013	1,689
2014	1,677
2015	1,546
2016	1,546
Thereafter	4,725
$12,872

In 2010, the Company performed impairment analyses pursuant to ASC 360, Property, Plant, and Equipment, for certain other intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company's impairment analyses using the expected present value of future cash flows, the Company determined that certain intangible assets were either fully or partially impaired. Accordingly, the Company recorded $10,013 of impairments to write down these intangible assets to fair value in 2010. Intangible asset impairments of $204, $7,020, and $2,789 were recorded in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.

5) Property, Plant and Equipment

Property, plant and equipment at October 29, 2011 and October 30, 2010 consisted of the following:

	2011	2010
Land	$9,883	$9,820
Buildings and leasehold improvements	102,920	96,946
Machinery and equipment	389,030	373,898
Computer equipment and software	39,008	39,428
Furniture and fixtures	4,196	4,663
	545,037	524,755
Accumulated depreciation	(336,963)	(312,911)
	$208,074	$211,844

In 2011, the Company performed impairment analyses on certain fixed assets pursuant to ASC 360, Property, Plant and Equipment, for certain buildings and machinery and equipment that had indications that the carrying amount may not be recoverable. Based on the Company's impairment analyses using the sum of the undiscounted cash flows associated with each asset (asset group) tested, the Company determined that none of the assets tested were impaired.

In 2010, due to a change in the manner and extent to which certain fixed assets will be used, the Company performed impairment analyses pursuant to ASC 360, Property, Plant and Equipment, on certain buildings and machinery and equipment where it was determined that the carrying amount may not be recoverable. Included in the analyses were buildings and machinery and equipment that are held for sale or have been abandoned. Based on the Company's impairment analyses of fair value using the expected present value of future cash flows and the market approach, the Company determined that certain fixed assets were either fully or partially impaired. Accordingly, fixed asset impairments of $3,661 in total were recorded in 2010 which included $506, $2,326 and $829 in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.

6) Restructuring

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	2011	2010	2009
Restructuring and exit costs:
Custom Sheet and Rollstock	$609	$2,585	$2,711
Packaging Technologies	247	(662)	623
Color and Specialty Compounds	1,322	5,276	1,593
Corporate	6	91	307
Total restructuring and exit costs	2,184	7,290	5,234
Income tax benefit	(830)	(2,836)	(1,986)
Impact on net earnings from continuing operations	$1,354	$4,454	$3,248

2008 Restructuring Plan
In 2008, the Company announced a restructuring plan to address declines in end-market demand and build a low cost-to-serve model. The plan included the consolidation of production facilities, shutdown of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. Since the plan was initiated, the Company has closed a packaging facility in Mankato, Minnesota; compounding facilities in St. Clair, Michigan, and Kearny, New Jersey; and sheet facilities in Richmond, Indiana, Atlanta, Georgia, and Arlington, Texas. The following table summarizes the cumulative restructuring and exit costs incurred to date under the 2008 restructuring plan:

	2011	2010	2009	2008	Cumulative To-Date
Employee severance	$494	$1,821	$3,150	$827	$6,292
Facility consolidation and shut-down costs	1,632	3,386	1,667	258	6,943
Fixed asset valuation adjustments, net	58	2,083	417	667	3,225
Total	$2,184	$7,290	$5,234	$1,752	$16,460

Employee severance includes costs associated with the reduction in jobs resulting from facility consolidations and shutdowns as well as other job reductions. Facility consolidation and shutdown costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Fixed asset valuation adjustments, net represent the effect from accelerated depreciation for reduced lives on property, plant and equipment and adjustments to the carrying value of assets held for sale to fair value, net of gains or losses on the ultimate sales of the assets.

The Company does not expect to incur any significant additional restructuring and exit costs subsequent to 2011from the 2008 restructuring plan because all of its initiatives announced in conjunction with this plan have been substantially finalized. As of October 29, 2011, the Company had $2,744 of assets held-for-sale, the values of which were estimated at fair value upon sale. The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.

The Company's total restructuring liability, representing severance and relocation costs, was $382 and $540 at October 29, 2011 and October 30, 2010, respectively. Cash payments for restructuring activities of continuing operations were $1,477 and $4,692 for the years ended October 29, 2011 and October 30, 2011, respectively.

7) Inventories

Inventories at October 29, 2011 and October 30, 2011 consisted of the following:

	2011	2010
Raw materials	$52,270	$50,258
Production supplies	6,843	6,547
Finished goods	41,225	29,425
Inventory reserves	(9,152)	(6,539)
Total inventories, net	$91,186	$79,691

8) Stock-Based Compensation

The Company's 2004 Equity Compensation Plan (the “Plan”) allows for grants of stock options, restricted stock and restricted stock units. In 2007, the Compensation Committee of the Board of Directors adopted an amendment to the Plan that provides for the grant of stock appreciation rights (“SARs”) and performance shares. Beginning in 2007, SARs, restricted stock and performance shares had replaced stock options as the equity compensation instruments used by the Company. The Company did not issue performance shares during 2011 or 2010.

General
The following table details the effect of stock-based compensation from the issuance of equity compensation instruments on operating earnings (loss), net earnings (loss), and basic and diluted earnings (loss) per share:

	2011	2010	2009
Cost of sales	$86	$129	$160
Selling, general and administrative	2,169	2,978	2,911
Total stock-based compensation expense included in operating earnings (loss)	2,255	3,107	3,071
Income taxes benefit	(857)	(1,182)	(1,200)
Impact on net earnings (loss) from continuing operations	$1,398	$1,925	$1,871
Effect on basic and diluted earnings (loss) from continuing operations	$0.05	$0.06	$0.06

As discussed in Note 18, the Company entered into a separation and release agreement with its former President and Chief Executive Officer during 2010.  Pursuant to the terms of his employment, non-compete and severance agreements with the Company, all non-vested stock compensation was forfeited on his termination date, and $494 of compensation expense was reversed related to equity instruments that were initially expected to vest but were ultimately forfeited.

SARs
SARs are granted with lives of ten (10) years, are graded vesting over four (4) years and are settled in the Company's common stock. The estimated fair value is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods commensurate with the expected life of SARs, and expected life is based on historical experience and expected exercise patterns in the future. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The following table presents the assumptions used in valuing SARs granted during 2011, 2010 and 2009:

	2011	2010	2009
Weighted average fair value	$4.86	$5.62	$1.69
Assumptions used:
Expected dividend yield	0%	0%	2%
Volatility	71%	70%	55%
Risk-free interest rates	1.0-2.2%	1.4-2.3%	1.6–1.8%
Expected lives	5.2 Years	5.5 Years	5.5 years

A summary of activity for SARs during 2011 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	1,356	$9.84
Granted	400	8.12
Exercised	60	3.99
Forfeited	242	10.17
Outstanding, end of the year	1,454	$9.56
Exercisable, end of the year	454	$12.61

Information with respect to SARs outstanding at October 29, 2011 is as follows (shares in thousands):

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Exercisable Shares	Weighted Average Exercise Price
$2.33 - 6.98	444	$5.38	8.2	103	$3.74
$7.00 - 8.80	341	8.33	9.2	—	—
$9.61 - 10.84	415	9.84	8.0	153	9.90
$12.11 - 29.12	254	17.97	6.2	198	19.29
	1,454			454

The SARs outstanding at October 29, 2011 had an intrinsic value of $79.
Restricted Stock and Performance Shares
Restricted stock is granted at fair value based on the closing stock price on the date of grant and vests ratably over four (4) years. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest.

Performance share awards permit the holder to receive, after a specified performance period, a number of shares of the Company's common stock for each performance share awarded. The number of shares of common stock to be received is determined by a predetermined formula based on the extent to which the Company achieves certain performance criteria specified in the award relative to a selected group of peer companies. The awards cliff vest at the end of the performance period, which is three (3) years. The fair value of performance shares is determined using a Monte Carlo simulation model and stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The Company did not issue performance shares in 2011 or 2010. In connection with the Monte Carlo valuations for the 2009 performance share issuances, the following table presents the assumptions used:

2009
Weighted average fair value	$3.51
Assumptions used:
Volatility	71%
Risk-free interest rates	1.2%

A summary of activity for restricted stock and performance shares during 2011 is as follows (shares in thousands):

	Restricted Stock		Performance Shares
	Shares	Weighted Average Price	Shares	Weighted Average Price
Non-vested , beginning of the year	429	$8.70	51	$3.51
Granted	14	7.27	—	—
Vested	143	9.83	—	—
Forfeited	50	8.64	51	3.51
Non-vested , end of the year	250	$7.98	—	$—

The weighted average remaining requisite service periods for non-vested restricted stock and performance shares was 2.6 years as of October 29, 2011. There are no performance shares outstanding at October 29, 2011.

Restricted Stock Units
Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. For restricted stock unit awards prior to 2009, the restricted period ends one year after the director leaves the Board of Directors. In 2009, the Plan was amended to change the definition of the restriction period to “upon immediately leaving the Board of Directors.” This change was effective for awards granted in 2009 and forward. During 2011, 2010 and 2009, the Company granted 34,092, 36,421 and 39,501 restricted stock units with fair values of $300, $350 and $352, respectively, to non-employee directors based on the fair value of the Company's stock at the date of grant. As of October 29, 2011, there were 137,566 restricted stock units outstanding.

Stock Options
Beginning in 2007, the Company no longer granted stock options under its plan. Stock-based compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.

A summary of activity for stock options for 2011 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	763	$21.20
Granted	—	—
Exercised	—	—
Forfeited	93	13.01
Outstanding, end of the year	670	$22.34
Exercisable, end of the year	670	$22.34

Information with respect to options outstanding at October 29, 2011 is as follows (shares in thousands):

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Exercisable Shares	Weighted Average Exercise Price
$18.08 - 21.10	228	$19.94	0.4	228	$19.94
$21.19 - 22.49	215	21.67	2.9	215	21.67
$23.48 - 26.02	227	25.39	2.7	227	25.39
	670			670

The total intrinsic value, cash received and actual tax benefits realized for stock options exercised in 2011, 2010 and 2009 were not material. Stock options outstanding and exercisable at October 29, 2011, had a remaining average term of 0.9 years, and no intrinsic value.

As of October 29, 2011, there was a total of $5,051 of unrecognized compensation cost for stock-based compensation awards, net of expected forfeitures. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

9) Long-Term Debt

Long-term debt at October 29, 2011 and October 30, 2010, consisted of the following:

	2011	2010
2004 Senior Notes	$113,594	$113,972
Credit facility	31,707	45,900
Other	11,910	12,600
Total debt	157,211	172,472
Less current maturities	25,211	880
Total long-term debt	$132,000	$171,592

On September 14, 2004 the Company completed a $150,000 private placement of Senior Unsecured Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150,000 with an optional $50,000 accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which was scheduled to decrease to 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets. Capitalized fees incurred to establish the new facility in the third quarter of 2010 were $1,174.

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “January 2011 Amendments”) to its new credit facility and amended 2004 Senior Note agreements. The January 2011 Amendments were effective starting with the Company's first quarter of 2011. Under the January 2011 Amendments, the Company's maximum Leverage Ratio was amended from 3.5 to 1 during the term of the Agreements to 4.25 to 1 at the end of the first quarter of 2011, 4.5 to 1 at the end of the second quarter of 2011, 3.75 to 1 at the end of the third quarter of 2011, 3.5 to 1 at the end of the fourth quarter of 2011, 3.25 to 1 at the end of the first quarter of 2012, 3.0 to 1 at the end of the fourth quarter of 2012, and 2.75 to 1 at the end of the fourth quarter of 2013. Capitalized fees incurred in the first quarter of 2011 for the January 2011 Amendments were $1,595.  The Company was compliant with its debt covenants as of October 29, 2011.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”). The December 2011 Amendments are effective starting with the Company's first quarter of 2012. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments in the denominator of the calculation from the previous definition of including 100% of scheduled installment payments in the denominator. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 and 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30,000 when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $528 and the interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit profile rating decreases to a defined level.  The additional fee would be based on the Company's debt level at that time and would have been approximately $1,136 as of October 29, 2011.

The new credit facility and amendment from existing Senior Note holders require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1,000 threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments in the second quarter of 2011 and 2010 of $378 and $15,308, respectively, to the Senior Note holders. The Company also made an early principal payment to the Senior Note holders of $15,467 in the first quarter of 2010 related to extraordinary receipts on the sales of businesses that occurred in 2009. The Company borrowed from its revolving credit facility to fund the required excess cash flow payments.

Based on the Company's 2011 excess cash flow, the Company will offer $2,451 to the Senior Note holders. If accepted by the Senior Note holders, the early principal payment is expected to be paid in the second quarter of 2012.

At October 29, 2011, the Company had $106,348 of total capacity and $31,707 of outstanding loans under the credit facility at a weighted average interest rate of 3.50%. In addition to the outstanding loans, the credit facility borrowing capacity was partially reduced by several standby letters of credit totaling $11,951. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $37,615 of availability on its credit facility as of October 29, 2011.

Interest on the amended 2004 Senior Notes is 7.08% (effective December 6, 2011) and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of October 29, 2011, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $19,168. The amended 2004 Senior Notes require equal annual principal payments of $22,718 that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements.

The Company is required to make its first principal payment on its amended 2004 Senior Notes within the next year in addition to the 2011 excess cash flow payment discussed above. The excess cash flow payment is expected to be paid in the second quarter of 2012, the first principal payment is expected to be paid in the fourth quarter of 2012, and the amounts associated with these payments are classified as current maturities of long term debt. Excluding these payments, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.86% to 12.47%. Scheduled maturities of long-term debt for the next five (5) years and thereafter are:

Year Ended	Maturities
2012	$25,211
2013	22,648
2014	54,364
2015	22,689
2016	30,713
Thereafter	1,586
$157,211

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

10) Shareholders' Equity

The authorized capital stock of the Company consists of 55,000,000 shares of $.75 par value common stock and 4,000,000 shares of $1 par value preferred stock. At October 29, 2011, the Company had 30,831,919 common shares outstanding and 2,299,927 shares of common stock as treasury shares, which are primarily utilized for issuance of common stock shares under the Company's stock-based compensation plans.

During 2011, 103,849 common stock shares were issued from treasury for issuance under the Company's stock-based compensation plan. During 2010, 99,266 common stock shares were issued from treasury for issuance under the Company's stock-based compensation plan. See Note 8 for further information. No stock repurchases occurred in 2011 or 2010.

11)	Income Taxes
Earnings (loss) before income taxes from continuing operations consist of the following:

	2011	2010	2009
United States	$(34,903)	$(77,334)	$12,627
Non-U.S. operations	2,670	3,444	(1,871)
	$(32,233)	$(73,890)	$10,756

The provision for (benefit from) income taxes for 2011, 2010 and 2009 from continuing operations consists of the following:

	2011	2010	2009
Current:
Federal	$(5,700)	$(3,041)	$(76)
State and local	(917)	(159)	(743)
Foreign	2,100	1,090	432
Total current (benefit)	(4,517)	(2,110)	(387)
Deferred:
Federal	(4,451)	(20,081)	6,059
State and local	769	(1,754)	1,629
Foreign	(651)	(302)	150
Total deferred (benefit) provision	(4,333)	(22,137)	7,838
Total tax (benefit) provision	$(8,850)	$(24,247)	$7,451

The income tax (benefit) provision on earnings of the Company from continuing operations differs from the amounts computed by applying the US federal tax rate of 35% as follows:

	2011	2010	2009
Federal income tax (benefit) provision at statutory rate	$(11,281)	$(25,861)	$3,764
State income taxes, net of applicable federal income tax benefit	(1,084)	(2,051)	546
Impairment of non-deductible goodwill	2,899	9,679	—
Foreign valuation allowance	—	—	1,648
Net changes in uncertain tax positions	232	172	84
Net change due to change in rates	758	207	625
Impact of change in state deferred tax asset	1,470	—	—
Research and development tax credit	(1,086)	—	(250)
Impact of legal entity reorganization	(619)	—	—
Return to provision adjustments	(410)	(1,953)	663
Deemed liquidation of subsidiary	—	(2,770)	—
Reversal of APB 23 assertion	—	(1,631)	—
Other, net	271	(39)	371
Total tax provision	$(8,850)	$(24,247)	$7,451

The impact from the impairment of goodwill in 2011 and 2010 represents the portion of goodwill impairments that was not deductible for tax purposes. In September 2008, the US federal government approved legislation that extended the research and development credit prospectively to the Company's 2009 tax year. The 2010 Tax Relief Act further extended the research and development credit through December 31, 2011, which occurred in the Company's first quarter of 2011, and the Company reflected two years of research and development tax credits in 2011 (for 2010 and 2011 tax years). In 2011 the Company reorganized its legal entities which resulted in a one-time $619 deferred benefit. Additionally in 2011, a change in state tax law resulted in a one-time write-off of a $1,470 deferred tax asset. The difference between the Company's US federal statutory and the Company's effective rate for the year ended October 29, 2011 was primarily attributable to these items.

In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity, and in the second quarter of 2010, the Company's Canadian entity used $18,500 to recapitalize the Company's French operations. These transactions resulted in income tax benefits to the Company of $2,770 and $1,631 in the first and second quarter of 2010, respectively. The difference between the Company's US federal statutory rate and the Company's effective rate for the year ended October 30, 2010 was primarily attributable to these transactions and the non-deductible portion of the goodwill impairment.

As of October 31, 2009, a deferred tax liability of $1,631 was provided for US income and foreign withholding taxes associated with the $4,200 of accumulated earnings of the Company's foreign subsidiaries that the Company did not consider to be indefinitely reinvested outside of the United States. As a part of the Company's Canadian investment in France, this deferred tax liability was reversed in 2010. The Company does not provide for US income and foreign withholding taxes on the remaining accumulated earnings of its foreign subsidiaries of $60,147 that are not subject to the United States income tax as it is the Company's intention to reinvest these earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the US.

At October 29, 2011 and October 30, 2010 the Company's principal components of deferred tax assets and liabilities consisted of the following:

	2011	2010
Deferred tax assets
Net operating loss and other carryforwards	$11,512	$3,488
Employee benefits and compensation	3,758	4,957
Workers’ compensation	1,312	1,570
Inventory capitalization of reserves	2,363	1,715
Reserve for product returns	988	1,226
Deferred compensation benefit plans	1,066	958
Bad debt reserves	835	3,100
Installment note	665	688
Goodwill and other intangible assets	5,577	222
Other	3,747	4,485
Total deferred tax assets	31,823	22,409
Valuation allowance	(6,663)	(6,701)
Net deferred tax assets	25,160	15,708
Deferred tax liabilities
Property, plant and equipment	43,785	37,038
Inventory capitalization of reserves	889	1,010
Basis adjustment	4,709	4,814
Other	616	1,251
Total deferred tax liabilities	49,999	44,113
Net deferred income tax liability	$24,839	$28,405

As of October 29, 2011, the Company had a net operating loss carryforward of $17,172 ($5,718 tax effected) in France that has an indefinite carryforward.  The Company's French entity is in a cumulative loss position and therefore, has provided a valuation allowance for this carryforward balance and other temporary differences. In addition, the Company had available approximately $11,919 in federal and state net operating loss carryforwards and credits ($5,794 total tax effected) in the United States and Canada that expire on various dates through 2031.  The Company has provided a $442 valuation allowance on the portion of state net operating loss and credit carryforwards that are not considered more likely than not to be realized.

The amount of net unrecognized tax benefits as of October 29, 2011 was $450 ($723 gross unrecognized tax benefits), which includes interest and penalties. If none of these liabilities are ultimately paid, income tax expense would be reduced by $450, which would lower the Company's effective tax rate. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the US federal tax benefit from state tax deductions.

The following table shows the activity related to gross unrecognized tax benefits excluding interest and penalties during fiscal years ended October 29, 2011 and October 30, 2010:

	2011	2010
Unrecognized tax benefits, beginning of the year	$503	$757
Additions based on current year tax positions	56	—
Additions for prior year tax positions	118	33
Reductions for prior year tax positions	—	(21)
Settlements with tax authorities	(92)	(124)
Lapses in statutes of limitations	(135)	(142)
Unrecognized tax benefits, end of year	$450	$503

As of October 29, 2011, the Company had accrued through income tax expense approximately $274 for the payment of interest and penalties relating to unrecognized tax benefits.

The Company is currently the subject of several income tax audits in multiple jurisdictions. The Company expects that within the next twelve (12) months it will reach closure on certain of these audits or the statute of limitations will lapse. Management anticipates that the gross unrecognized tax benefit will decrease by as much as $261 within the next (12) months as a result of the resolution of audits currently in progress and the lapsing of the statute of limitations in multiple jurisdictions.

The Company files US federal, US state and foreign income tax returns. The statutes of limitations for US federal income tax returns are open for fiscal year 2008 and forward. The IRS has completed its examination through 2006. For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2006.

12) Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilution and are computed by dividing net earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The dilution from each of these instruments is calculated using the treasury stock method. Outstanding equity instruments that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because they were antidilutive are as follows (in thousands):

	2011	2010	2009
Antidilutive shares:
SSARs	1,236	838	477
Stock options	670	763	924
Total antidilutive shares excluded from diluted earnings per share	1,906	1,601	1,401

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings (loss) from continuing operations, net earnings (loss) attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for years ended October 29, 2011, October 30, 2010 and October 31, 2009 is as follows (shares in thousands):

	2011	2010	2009
Basic and diluted net earnings:
Net (loss) earnings from continuing operations	$(23,383)	$(49,643)	$3,305
Less: net (loss) earnings allocated to participating securities	—	—	98
Net (loss) earnings from continuing operations attributable to common shareholders	(23,383)	(49,643)	3,207
(Loss) earnings from discontinued operations, net of tax	2,316	(732)	5,046
Net (loss) earnings attributable to common shareholders	$(21,067)	$(50,374)	$8,253
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,663	30,536	30,382
Add: dilutive shares from equity instruments	—	—	88
Diluted weighted average shares outstanding	30,663	30,536	30,470

13) Employee Benefits

The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. Certain senior managers of the Company also participate in a non-qualified deferred compensation plan. Total cost for the plans in 2011, 2010 and 2009 was $2,231, $2,322 and $1,357, respectively.

14) Commitments and Contingencies

The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2011, 2010 and 2009 was $6,530, $7,220 and $7,525, respectively. Future minimum lease payments under non-cancelable operating leases by year are as follows:

Year Ended	Operating Leases
2012	$4,246
2013	3,397
2014	2,909
2015	2,076
2016	1,222
Thereafter	3,005
$16,855

The Company has various take-or-pay arrangements associated with the purchase of raw materials. As of October 29, 2011, these commitments totaled $23,899.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study and to date the USEPA has not taken further action.  Given that the USEPA has not finalized its study and that the RIFS is still ongoing, the Company does not believe that remedial costs can be reliably estimated at this time.

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

As of October 29, 2011, the Company had approximately $0.8 million accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and since the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the October 29, 2011, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties. The complaint, dated September 26, 2007, was originally filed under seal in the United States Bankruptcy Court for the Southern District of New York (in re: DPH Holdings Corp., et al., Delphi Corporation, et al. v Spartech Polycom - Bankruptcy Case No. 05-44481/Adversary Proceeding No. 07-02639), but service of process did not commence until March 2010. The Company filed a motion to dismiss the complaint in May 2010. Following oral argument on the motion to dismiss, the Bankruptcy Court ordered Delphi to file a motion for leave to amend its complaint. Delphi subsequently filed such motion, and an initial hearing on the motion was held in June 2011. A second hearing on certain issues related to the motion for leave to amend was held in October 2011, at which time the Court continued the hearing for further proceedings bearing on the motion to amend. At this point, the Company is unable to predict an outcome or estimate a range of reasonably possible losses, if any, related to the Delphi matter due to the complexity of the issues involved in the case, the early stage of the litigation, and the inherent uncertainties involved in litigation generally. Though the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or cash flows.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared & Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons is seeking unspecified damages, including costs related to a product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) is seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. Fact discovery has concluded and expert discovery is ongoing. A date for trial has not yet been scheduled.  At this point, the Company is unable to predict an outcome or estimate a range of reasonably possible losses, if any, related to the Simmons matter due to the multiple parties involved in the case, the complexity of the issues involved, the early stage of the litigation, including that discovery is ongoing, and the inherent uncertainties involved in litigation generally.  Based upon the discovery conducted to date, management believes that although the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, such liabilities would not have a material adverse effect on the Company's consolidated financial position or cash flows.

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

On September 15, 2011, we received a $4.8 million tax assessment for additional taxes, interest and penalties from the Mexico Tax Authorities related to our 2007 income tax and value added tax filings.  The Company has filed an administrative appeal to this assessment and we anticipate that this matter will be resolved during 2012.  The Company strongly disagrees with and intends to vigorously contest the assessment.  We estimate that it is reasonably possible that the ultimate outcome of this matter could have a material impact on our results of operations in the period in which this matter is resolved; however, such liability would not have a material adverse impact on the Company's financial position or cash flows.

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

During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in that second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. Additionally, during the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segments to better align its management of this product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments, and historical segment results have been reclassified to conform to these changes.

In 2009, the Company sold its wheels and profiles businesses and liquidated its marine business. These discontinued businesses were previously reported in the Engineered Products group, and due to these dispositions, the Company no longer has this reporting group. Years presented have been changed to conform to the current year presentation.

Segment accounting policies are described in Note 1. A description of the Company's reportable segments is as follows:

Custom Sheet and Rollstock
The Custom Sheet and Rollstock segment primarily manufactures plastic sheet, custom rollstock, calendered film, laminates and acrylic products. The principal raw materials used in manufacturing sheet and rollstock are plastic resins in pellet form. The segment sells sheet and rollstock products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada and Mexico. Finished products are formed by customers that use plastic components in their products. The Company's custom sheet and rollstock is used in several market sectors including material handling, transportation, building and construction, recreation and leisure, electronics and appliances, sign and advertising, aerospace and numerous other end markets.

Packaging Technologies
The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form, which are extruded into rollstock or thermoformed into an end product. This segment sells packaging products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes the products from facilities in the United States and Mexico. The Company's Packaging Technologies products are mainly used in the food, medical and consumer packaging and graphic arts market sectors.

Color and Specialty Compounds
The Color and Specialty Compounds segment manufactures custom-designed plastic alloys, compounds and color concentrates for use by a large group of manufacturing customers servicing the transportation (primarily automotive), building and construction, packaging, agriculture, lawn and garden, electronics and appliances, and numerous other end markets. The principal raw materials used in manufacturing specialty plastic compounds and color concentrates are plastic resins in powder and pellet form. This segment also uses colorants, mineral and glass reinforcements and other additives to impart specific performance and appearance characteristics to the compounds. The Color and Specialty Compounds segment sells its products principally through its own sales force, but it also uses independent sales representatives. This segment produces and distributes its products from facilities in the United States, Canada, Mexico and France.

	2011	2010	2009
Net sales: (a)(b)
Custom Sheet and Rollstock	$577,443	$579,260	$530,582
Packaging Technologies	243,997	221,218	208,391
Color and Specialty Compounds	280,850	222,418	187,804
	$1,102,290	$1,022,896	$926,777
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$(16,145)	$25,149	$31,683
Packaging Technologies	23,580	(30,916)	30,556
Color and Specialty Compounds	1,542	(18,416)	705
Corporate	(30,263)	(36,953)	(36,809)
	$(21,286)	$(61,136)	$26,135
Assets:
Custom Sheet and Rollstock	$268,635	$304,781	$272,917
Packaging Technologies	145,096	140,177	196,221
Color and Specialty Compounds	94,267	81,346	127,818
Corporate and other (c)	41,704	50,837	65,115
	$549,702	$577,141	$662,071
Depreciation and amortization: (b)
Custom Sheet and Rollstock	$14,942	$15,869	$16,358
Packaging Technologies	6,671	8,427	9,018
Color and Specialty Compounds	7,299	8,208	11,015
Corporate	3,912	4,128	4,911
	$32,824	$36,632	$41,302
Capital expenditures: (b)
Custom Sheet and Rollstock	$12,911	$11,013	$3,113
Packaging Technologies	6,993	3,440	1,054
Color and Specialty Compounds	3,965	3,269	1,372
Corporate	5,203	3,710	1,931
	$29,072	$21,432	$7,470

Geographic financial information for 2011, 2010 and 2009 was as follows:

	Net Sales by Destination (a)(b)			Property, Plant and Equipment, net
	2011	2010	2009	2011	2010	2009
United States	$878,046	$837,173	$762,481	$175,074	$183,231	$200,202
Mexico	81,498	65,713	73,800	15,716	15,887	16,633
Canada	74,651	78,566	59,783	9,742	10,119	9,850
Europe	59,067	33,731	21,745	7,542	2,607	2,318
Asia and other	9,028	7,713	8,968	—	—	—
	$1,102,290	$1,022,896	$926,777	$208,074	$211,844	$229,003
Notes to tables:

(a)	In addition to external sales to customers, intersegment sales were $54,396, $50,344, and $44,428, in 2011, 2010 and 2009, respectively.

(b)	Excludes discontinued operations.

(c)	Includes assets of discontinued operations relating to wheels, profiles and marine businesses that were previously reported in the Company’s Engineered Products group.

16) Comprehensive Income

At October 29, 2011 and October 30, 2010, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect US dollar-denominated transaction gains and losses due to fluctuations in foreign currency.

In 2011, comprehensive income included foreign currency translation adjustments of $570 resulting in an accumulated other comprehensive income balance of $6,455 at October 29, 2011. In 2010, comprehensive income included foreign currency translation adjustments of $3,589 resulting in an accumulated other comprehensive income balance of $5,885 at October 30, 2010. In the second quarter of 2010, the Company's foreign currency exposure to the Canadian dollar in its results of operations was reduced due to the Company's Canadian operations' $18,500 recapitalization of the Company's operations in France. This amount was used to repay an intercompany loan due from the Company's French subsidiary, which was created upon funding of the Company's Euro bank term loan from its revolver in February 2010.

As of October 29, 2011, the Company had monetary assets denominated in foreign currency of $5,773 of net Canadian liabilities, $639 of net euro assets and $1,983 of net Mexican Peso assets.

17)	Quarterly Financial Information (Unaudited)

The following table includes certain unaudited quarterly financial information for the fiscal year quarters in 2011 and 2010, which have been adjusted for discontinued operations. See Note 2 for further discussion of discontinued operations.

	Quarter
	1st	2nd	3rd	4th	Year
2011
Net sales	$234,783	$282,551	$291,716	$293,239	$1,102,290
Gross profit (a)	17,984	26,655	26,243	24,971	95,673
Operating (loss) earnings	(1,818)	7,097	8,325	(34,890)	(21,286)
Net (loss) earnings from continuing operations (b)	(1,838)	2,847	2,988	(27,380)	(23,383)
Net earnings (loss) from discontinued operations	2,871	(225)	19	(349)	2,316
Net (loss) earnings (b) (d)	1,033	2,622	3,007	(27,729)	(21,067)
Basic (loss) earnings per share attributable to common stockholders:
(Loss) earnings from continuing operations	(0.06)	0.09	0.10	(0.89)	(0.76)
Earnings (loss) from discontinued operations, net of tax	0.09	(0.01)	—	(0.01)	0.08
Net (loss) earnings per share	0.03	0.08	0.10	(0.90)	(0.69)
Diluted (loss) earnings per share attributable to common shareholders:
(Loss) earnings from continuing operations	(0.06)	0.09	0.10	(0.89)	(0.76)
Earnings (loss) from discontinued operations, net of tax	0.09	(0.01)	—	(0.01)	0.08
Net (loss) earnings per share	0.03	0.08	0.10	(0.90)	(0.69)
Dividends declared per common share	—	—	—	—	—
2010
Net sales	$225,164	$268,524	$269,635	$259,573	$1,022,896
Gross profit (a)	25,866	29,919	27,022	22,021	104,828
Operating earnings (loss)	6,779	7,871	(2,659)	(73,127)	(61,136)
Net (loss) earnings from continuing operations (c)	4,736	4,540	(3,826)	(55,093)	(49,643)
Net (loss) earnings from discontinued operations	8	(87)	(43)	(610)	(732)
Net (loss) earnings (c)	4,744	4,453	(3,869)	(55,703)	(50,375)
Basic (loss) earnings per share attributable to common stockholders:
(Loss) earnings from continuing operations	0.16	0.15	(0.12)	(1.80)	(1.63)
(Loss) earnings from discontinued operations, net of tax	—	(0.01)	—	(0.02)	(0.03)
Net (loss) earnings per share	0.16	0.14	(0.12)	(1.82)	(1.65)
Diluted (loss) earnings per share attributable to common shareholders:
(Loss) earnings from continuing operations	0.15	0.15	(0.12)	(1.79)	(1.63)
(Loss) earnings from discontinued operations, net of tax	—	(0.01)	—	(0.02)	(0.03)
Net (loss) earnings per share	0.15	0.14	(0.12)	(1.81)	(1.65)
Dividends declared per common share	—	—	—	—	—
Notes to tables:

(a)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(b)
Operating earnings and net earnings from continuing operations in the fourth quarter of 2011 were impacted by charges totaling $41,089 ($28,828 net of tax), comprising goodwill impairments of $40,455 ($28,435 net of tax), and restructuring and exit costs of $634 ($393 net of tax).

(c)
Operating earnings and net earnings from continuing operations in the fourth quarter of 2010 were impacted by charges totaling $73,260 ($55,409 net of tax), comprising goodwill impairments of $56,149 ($45,033 net of tax), fixed asset and other intangible asset impairments of $13,621 ($8,287 net of tax), restructuring and exit costs of $2,121 ($1,256 net of tax), and expenses relating to a separation agreement with the Company's former President and Chief Executive Officer of $1,369 ($833 net of tax).

(d)	The earnings from discontinued operations in 2011 include the settlement agreement for breach of contract by Chemtura that led to $4,844 in cash proceeds and after tax earnings of $3,003.

18) Former President and Chief Executive Officer's Arrangement

Effective September 8, 2010, Mr. Odaniell resigned as President, Chief Executive Officer and a Director of the Company. Pursuant to the terms of his employment, non-compete and severance agreements with the Company, Mr. Odaniell received the following payments and benefits:

▪
Severance compensation of $1,998 representing an amount equal to two times his former salary and the average of the bonus payments he earned during the prior two fiscal years. Of this amount, $490 was paid in 2010, $657 was paid in 2011 and the remaining $851 will be paid in 2012.

▪
As a result of stock-based compensation and bonus forfeitures, $494 of stock-based compensation expense and $218 of accrued bonus expense was recaptured during 2010. The Company also recorded $100 of expense for estimated health care coverage costs and other supplementary benefits. The net charge to operating earnings was $1,369 during the fourth quarter of 2010 and is included in selling, general and administrative expenses in the consolidated statement of operations for that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of October 29, 2011, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

Evaluation of Internal Control Over Financial Reporting
During the period ended October 29, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's report on internal control over financial reporting and the related report of the Company's independent registered public accounting firm, Ernst & Young LLP, are included in Part II - Item 8.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information concerning Directors of the Company contained in the section titled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on or about March 15, 2012 (the “Proxy Statement”), is incorporated herein by reference in response to this Item.

Audit Committee
The information regarding the Audit Committee and Audit Committee financial expert is contained in the sections titled “Board of Directors” and “Committees” of the Proxy Statement and is incorporated herein by reference in response to this Item.

Code of Ethics
The Board of Directors has established specific Corporate Governance Guidelines, a Code of Ethics for the President and Chief Executive Officer and Senior Financial Officers, and a Code of Business Conduct and Ethics for all directors, officers and employees. These documents are provided on the Company's website at www.spartech.com within the Investor Relations portion of the site. The Company intends to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to its Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on the Company's website. At this same website location, the Company provides an Ethics Hotline phone number that allows employees, stockholders, and other interested parties to communicate with the Company's management or Audit Committee (on an anonymous basis, if so desired) through an independent third-party hotline. In addition, this same website location provides instructions for stockholders or other interested parties to contact the Company's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) beneficial ownership reporting compliance is contained in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and is incorporated herein by reference in response to this Item.

Recommendation of Director Nominees by Stockholders
Information concerning the procedures for security holders to recommend nominees to the Company's Board of Directors is contained in the section titled “Proposals of Stockholders” of the Proxy Statement and is incorporated herein by reference in response to this Item. The Company has not implemented any material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the last time it provided disclosure of such procedures.

Executive Officers of the Registrant
The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, Prior Positions and Employment
Victoria M. Holt	54
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

Randy C. Martin	49
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

Carol L. O’Neill	48
Senior Vice President, Packaging Technologies (since April 2010). Prior to joining the Company, Ms. O'Neill was President of Flying Food Group, a privately held food company (2007 to 2010). Prior to Flying Food Group, Ms. O'Neill held various leadership and management roles at Sealed Air Corporation, including Vice President Business Development, responsible for corporate strategy, mergers and acquisitions, and management of several acquired businesses (1996 to 2007).

Timothy P. Feast	44
Senior Vice President, Color and Specialty Compounds (since May 2011). Prior to joining the Company, Mr. Feast was the Senior Vice President of Global Sales and Marketing for Tempel Steel Company, the largest independent manufacturer of electrical steel laminations for the global electric motor and transformer industry, with manufacturing facilities in the US, Mexico, Canada, China and India, from December 2010 to April 2011. Prior to Tempel Steel, Mr. Feast spent 12 years at Solutia in St. Louis, primarily with the Saflex Business, the world leader in the supply of plastic interlayer to the laminated glazing industry, most recently as President. Prior to Solutia, Mr. Feast held a number of positions at Monsanto in its global divisions where he led business and commercial development.

Rosemary L. Klein	44
Senior Vice President, General Counsel and Corporate Secretary (since March 2009). Prior to joining the Company, Ms. Klein was Senior Vice President, General Counsel and Corporate Secretary at Solutia Inc. (2004 to 2009). Prior to Solutia in June 2003, Ms. Klein held various senior level legal roles at Premcor Inc. and Arch Coal, Inc.

Michael G. Marcely	44
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

Robert E. Lorah	53
Senior Vice President, Human Resources (since April 2011). Prior to joining the Company, Mr. Lorah was Vice President of Human Resources for Sara Lee, with responsibility for the North American supply chain supporting a $5 billion annual revenue retail and food services business with 10,000 employees at 23 manufacturing sites, from October 2005 to April 2011. Prior to Sara Lee, Mr. Lorah spent nearly eight years at Solutia in St. Louis, MO as the Director of Human Resources and 17 years prior to that at Monsanto Corporation.

Robert J. Byrne	53
Senior Vice President and Chief Information Officer (since June 2011); Vice President and Chief Information Officer (from December 2008 to June 2011). Prior to joining the Company, Mr. Byrne spent more than 25 years in various plant operations and information technology positions with Anheuser-Busch Companies Inc., including six years as Vice President and Chief Information Officer

Richard A. Locke	58
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

▪	Management's Report on Internal Control over Financial Reporting

▪	Reports of Independent Registered Public Accounting Firm

▪	Consolidated Balance Sheets

▪	Consolidated Statements of Operations

▪	Consolidated Statements of Shareholders' Equity

▪	Consolidated Statements of Cash Flows

▪	Notes to the Consolidated Financial Statements

(2)     List of financial statement schedules:

▪	Schedule II - Valuation and Qualifying Accounts

(3)    Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings as required by Item 601(a) of Regulation S-K.

Exhibit Number	Description	Location
3.1	Certificate of Incorporation, as currently in effect	Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on September 30, 2009
3.2	Bylaws, as currently in effect	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 30, 2009
10.1	Form of Indemnification Agreement entered into between the Company and each of its officers and directors	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on September 11, 2008
10.2*	Spartech Corporation 2006 Executive Bonus Plan	Incorporated by reference to Exhibit 1.01(a) to the Company’s Form 8-K filed with the SEC on December 21, 2005
10.3*	Spartech Corporation 2004 Equity Compensation Plan, as amended	Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the SEC on July 17, 2009
10.4*	Spartech Corporation Long-Term Equity Incentive Program	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the SEC on December 7, 2006
10.5*	Form of Incentive Stock Option	Incorporated by reference to Exhibit 1.01(2) to the Company’s Form 8-K filed with the SEC on December 14, 2004
10.6*	Form of Nonqualified Stock Option	Incorporated by reference to Exhibit 1.01(3) to the Company’s Form 8-K filed with the SEC on December 14, 2004
10.7*	Form of Restricted Stock Unit Award (directors)	Incorporated by reference to Exhibit 1.01(4) to the Company’s Form 8-K filed with the SEC on December 14, 2004
10.8*	Form of Restricted Stock Award (directors)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on March 12, 2007
10.9	Amended and Restated Note Purchase Agreement (Initially Dated as of September 15, 2004) dated September 10, 2008, 6.58% Senior Notes due 2016	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on September 11, 2008
10.10*	Form of Stock Appreciation Right Award	Incorporated by reference to Exhibit 5.02(1) to the Company’s Form 8-K filed with the SEC on May 27, 2008

Exhibit Number	Description	Location
10.11*	Form of Restricted Stock Award	Incorporated by reference to Exhibit 5.02(2) to the Company’s Form 8-K filed with the SEC on May 27, 2008
10.12*	Form of Performance Share Award	Incorporated by reference to Exhibit 5.02(3) to the Company’s Form 8-K filed with the SEC on May 27, 2008
10.13	Amendment No. 1 to Amended and Restated Note Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 23, 2009
10.14*	Spartech Corporation Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the SEC on January 14, 2010
10.15	Amended and Restated Credit Agreement Dated as of June 9, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.16	Second Amendment to Amended and Restated Note Purchase Agreement Dated as of June 9, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.17
Amended and Restated Intercreditor and Collateral Agency Agreement Dated as of June 9, 2010, by and among PNC Bank, National Association, as Collateral and Administrative Agent, the Lenders and Note holders
Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.18	Amended and Restated Security Agreement Dated as of June 9, 2010, by and among PNC Bank, National Association, as Collateral Agent for the Secured Parties	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.19*	Employment letter between Spartech Corporation and Victoria M. Holt	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 10, 2010
10.20*	Severance and Noncompetition Agreement dated September 8, 2010 by and between Spartech Corporation and Victoria M. Holt	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 10, 2010
10.21*	Form of Severance and Noncompetition Agreement dated June 27, 2008 by and between Spartech Corporation and Randy C. Martin	Filed herewith
10.22*	Form of Spartech Corporation Severance and Noncompetition Agreement for Named Executive Officers	Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the SEC on January 13, 2011
10.23	Second Amendment to Amended and Restated Credit Agreement Dated as of January 12, 2011	Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on January 13, 2011
10.24	Third Amendment to Amended and Restated Note Purchase Agreement Dated as of January 12, 2011	Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed with the SEC on January 13, 2011
10.25	Third Amendment to Amended and Restated Credit Agreement dated as of December 6, 2011	Filed herewith
10.26	Fourth Amendment to Amended and Restated Note Purchase Agreement dated as of December 6, 2011	Filed herewith
10.27	First Amendment to Amended and Restated Credit Agreement dated as of July 2, 2010	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

Exhibit Number	Description	Location
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101
Data File for the Registrant's Annual Report on Form 10-K for the year ended October 29, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

Filed herewith
_______________________________

*	Denotes management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Victoria M. Holt
Victoria M. Holt
December 21, 2011	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

December 21, 2011	/s/ Victoria M. Holt	President and Chief Executive Officer (Principal Executive Officer)
Victoria M. Holt

December 21, 2011	/s/ Randy C. Martin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Randy C. Martin

December 21, 2011	/s/ Michael G. Marcely	Senior Vice President of Finance (Principal Accounting Officer)
Michael G. Marcely

December 21, 2011		Director
*Ralph B. Andy

December 21, 2011		Director
*Lloyd E. Campbell

December 21, 2011		Director
*Edward J. Dineen

December 21, 2011		Director
*Walter J. Klein

December 21, 2011		Director
*Pamela F. Lenehan

December 21, 2011		Director
*Jackson W. Robinson

December 21, 2011		Director
*Craig A. Wolfanger
_______________________________

*
Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as an Exhibit to this Form 10-K.

/s/ Rosemary L. Klein
Rosemary L. Klein
Attorney-in-Fact

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED 2011, 2010 AND 2009
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions and Charges to Costs and Expenses (1)	Write-Offs (2)	Balance End of Period
October 29, 2011
Trade receivable allowance for doubtful accounts	$3,404	$622	$(1,589)	$2,437
Note receivable allowance for doubtful accounts	6,500	(2,547)	(3,953)	—
October 30, 2010
Trade receivable allowance for doubtful accounts	$2,470	$1,566	$(632)	$3,404
Note receivable allowance for doubtful accounts	—	6,500	—	6,500
October 31, 2009
Trade receivable allowance for doubtful accounts	$4,550	$4,321	$(6,401)	$2,470
_______________________________

(1)	Includes provision for bad debt expense related to discontinued operations of $0, $0 and $644 in 2011, 2010 and 2009, respectively.

(2)	Includes accounts receivable write-offs related to discontinued operations of $363, $0 and $129 in 2011, 2010 and 2009, respectively.

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”

F-1