Form 10-Q
period 2012-02-04
SPARTECH CORP
filed 2012-03-14
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 4, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,799,666 shares of Common Stock, $.75 par value per share, outstanding as of March 8, 2012.

SPARTECH CORPORATION
FORM 10-Q For the Three Months Ended February 4, 2012 and January 29, 2011

Cautionary Statements Concerning Forward-Looking Statements

Cautionary Statements Concerning Forward-Looking Statements
Statements in this Form 10-Q that are not purely historical, including statements that express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ from our forward-looking statements are as follows:

(a)	Adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce

(b)	Restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments and inability to access capital markets

(c)	Our ability to compete effectively on product performance, quality, price, availability, product development, and customer service

(d)	Adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical

(e)
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

(g)	Our inability to achieve and sustain the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our improvement initiatives

(h)	Our inability to collect all or a portion of our receivables with large customers or a number of customers

(i)	Loss of business with a limited number of customers that represent a significant percentage of our revenues

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

PART I — Financial Information
Item 1. Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	February 4,	October 29,
(Dollars in thousands, except share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$728	$877
Trade receivables, net of allowances of $2,544 and $2,437, respectively	140,146	156,432
Inventories, net of inventory reserves of $9,579 and $9,152, respectively	102,450	91,186
Prepaid expenses and other current assets, net	30,704	26,367
Assets held for sale	2,624	2,744
Total current assets	276,652	277,606
Property, plant and equipment, net	203,775	208,074
Goodwill	47,466	47,466
Other intangible assets, net	12,449	12,872
Other long-term assets	4,018	3,684

Total assets	$544,360	$549,702
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$25,066	$25,211
Accounts payable	125,499	140,628
Accrued liabilities	31,755	30,919
Total current liabilities	182,320	196,758

Long-term debt, less current maturities	142,764	132,000

Other long-term liabilities:
Deferred taxes	41,678	41,676
Other long-term liabilities	5,981	6,336
Total liabilities	372,743	376,770
Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,805,528 and 30,831,919 shares, respectively	24,849	24,849
Contributed capital	202,179	201,945
Accumulated loss	(13,280)	(11,031)
Treasury stock, at cost, 2,326,318 and 2,299,927 shares, respectively	(48,641)	(49,286)
Accumulated other comprehensive income	6,510	6,455
Total shareholders’ equity	171,617	172,932

Total liabilities and shareholders’ equity	$544,360	$549,702
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended
	February 4,	January 29,
(Unaudited and dollars in thousands, except per share data)	2012	2011
Net sales	$281,781	$234,783
Costs and expenses
Cost of sales	260,109	216,377
Selling, general and administrative expenses	21,776	18,974
Amortization of intangibles	422	422
Restructuring and exit costs	—	828
Total costs and expenses	282,307	236,601
Operating loss	(526)	(1,818)
Interest expense, net of interest income	3,020	2,571
Loss from continuing operations before income taxes	(3,546)	(4,389)
Income tax benefit	(1,276)	(2,551)
Net loss from continuing operations	(2,270)	(1,838)
Net earnings from discontinued operations, net of tax	21	2,871
Net (loss) earnings	(2,249)	1,033

Basic (loss) earnings per share:
Loss from continuing operations	$(0.07)	$(0.06)
Earnings from discontinued operations, net of tax	—	0.09
Net (loss) earnings per share	$(0.07)	$0.03
Diluted (loss) earnings per share:
Loss from continuing operations	$(0.07)	$(0.06)
Earnings from discontinued operations, net of tax	—	0.09
Net (loss) earnings per share	$(0.07)	$0.03
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	February 4,	January 29,
(Unaudited and dollars in thousands)	2012	2011
Cash flows from operating activities
Net (loss) earnings	$(2,249)	$1,033
Adjustments to reconcile net (loss) earnings to net cash (used) provided by operating activities:
Depreciation and amortization	8,227	8,101
Stock-based compensation expense	943	893
Restructuring and exit costs	—	76
Loss on disposition of assets, net	53	124
Provision for bad debt expense	282	207
Change in current assets and liabilities	(13,793)	(1,329)
Other, net	(177)	(1,394)
Net cash (used) provided by operating activities	(6,714)	7,711
Cash flows from investing activities
Capital expenditures	(3,884)	(7,986)
Proceeds from the disposition of assets	105	—
Net cash used by investing activities	(3,779)	(7,986)
Cash flows from financing activities
Bank credit facility borrowings, net	11,009	800
Payments on bonds and leases	(122)	(119)
Debt issuance costs	(485)	(1,595)
Stock-based compensation exercised	(62)	(180)
Net cash provided (used) by financing activities	10,340	(1,094)
Effect of exchange rates on cash and cash equivalents	4	4
Decrease in cash and cash equivalents	(149)	(1,365)
Cash and cash equivalents at beginning of period	877	4,900
Cash and cash equivalents at end of period	$728	$3,535
See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited and Dollars in thousands, except per share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Spartech Corporation and its consolidated subsidiaries (“Spartech” or the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's October 29, 2011 Annual Report on Form 10-K.

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

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. These management and reporting changes resulted in a reorganization of the Company's reportable segments, and historical segment results have been reclassified to conform to these changes. See Note 10 for further discussion of the Company's segments.

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

The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 364 days. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53-week fiscal year containing 371 days of activity. The Company's first quarter, which ended February 4, 2012, included 14 weeks compared to 13 weeks in the first quarter of the prior year. Years presented are fiscal unless noted otherwise.

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

	Three Months Ended
	February 4, 2012	January 29, 2011
Earnings from discontinued operations before income taxes	$34	$4,634
Provision for income taxes	13	1,763
Earnings from discontinued operations, net of tax	$21	$2,871

3. Inventories, net

Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximates average cost. Finished goods include the costs of material, labor and overhead. Inventories at February 4, 2012, and October 29, 2011, consisted of the following:

	February 4, 2012	October 29, 2011
Raw materials	$58,176	$52,270
Production supplies	7,055	6,843
Finished goods	46,798	41,225
Inventory reserves	(9,579)	(9,152)
Total inventories, net	$102,450	$91,186

4. Restructuring and Exit Costs

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended
	February 4, 2012	January 29, 2011
Restructuring and exit costs:
Custom Sheet and Rollstock	$—	$350
Packaging Technologies	—	116
Color and Specialty Compounds	—	356
Corporate	—	6
Total restructuring and exit costs	—	828
Income tax benefit	—	(315)
Impact on net loss from continuing operations	$—	$513

2008 Restructuring Plan
In 2008, the Company announced a restructuring plan to address declines in end-market demand and build a low cost-to-serve model. The plan included the consolidation of production facilities, shutdown of underperforming and non-core operations and reductions in the number of manufacturing and administrative jobs. Since the plan was initiated, the Company has closed a packaging facility in Mankato, Minnesota; compounding facilities in St. Clair, Michigan, and Kearny, New Jersey; and sheet facilities in Richmond, Indiana, Atlanta, Georgia, and Arlington, Texas. The Company does not expect to incur any further significant restructuring and exit costs from the 2008 restructuring plan because all of its initiatives announced in conjunction with this plan have been substantially finalized.

The following table summarizes the cumulative restructuring and exit costs incurred to date under the 2008 restructuring plan:

Cumulative
To-Date
Employee severance	$6,292
Facility consolidation and shut-down costs	6,943
Fixed asset valuation adjustments, net	3,225
Total	$16,460

Employee severance includes costs associated with job eliminations and the reduction in jobs resulting from facility consolidations and plant shut downs. Facility consolidation and shut-down costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Fixed asset valuation adjustments, net represents the effect from accelerated depreciation for reduced lives on property, plant and equipment and adjustments to the carrying value of assets held-for-sale to fair value, net of gains or losses on the ultimate sales of the assets.

As of February 4, 2012, the Company had $2,624 of assets held-for-sale. The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.

The Company's total restructuring liability, representing severance and relocation costs, was $58 and $382 at February 4, 2012, and October 29, 2011, respectively. Cash payments for restructuring activities of continuing operations were $221 and $524 for the three months ended February 4, 2012 and January 29, 2011 respectively.

5. Debt

Debt at February 4, 2012, and October 29, 2011, consisted of the following:

	February 4, 2012	October 29, 2011
2004 Senior Notes	$113,594	$113,594
Credit facility	42,710	31,707
Other	11,526	11,910
Total debt	167,830	157,211
Less current maturities	25,066	25,211
Total long-term debt	$142,764	$132,000

On September 14, 2004 the Company completed a $150,000 private placement of Senior Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150,000 with an optional $50,000 accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which was scheduled to decrease to 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “January 2011 Amendments”) to its new credit facility and amended 2004 Senior Note agreements. The January 2011 Amendments were effective starting with the

Company's first quarter of 2011. Under the January 2011 Amendments, the Company's maximum Leverage Ratio was amended quarterly throughout 2011 in order to provide covenant flexibility, and was subsequently amended by the December 2011 Amendments discussed below. Capitalized fees incurred in the first quarter of 2011 for the January 2011 Amendments were $1,595.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. The December 2011 Amendments are effective starting with the Company's first quarter of 2012. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30,000 when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $485. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit profile rating decreases to a defined level.  The additional fee would be based on the Company's debt level at that time and would have been approximately $1,136 as of February 4, 2012.

The new credit facility and amendment from existing Senior Note holders require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1,000 threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments in the second quarter of 2011 of $378 and will make excess cash flow payments of $2,467 in the second quarter of 2012 to the Senior Note holders.

At February 4, 2012, the Company had $95,453 of total capacity and $42,710 of outstanding loans under the credit facility at a weighted average interest rate of 3.40%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11,837.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of February 4, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $16,894. The amended 2004 Senior Notes require equal annual principal payments of $22,718 that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements.

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

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.20% to 12.47%.

The Company was in compliance with all debt covenants as of February 4, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

6. Income Taxes

The difference between the Company's federal statutory rate and the Company's effective rate for the three months ended February 4, 2012, was primarily attributable to the impact of state income taxes.  These impacts were partially offset by benefits from the domestic manufacturer's deduction.

The difference between the Company's statutory rate and the Company's effective rate for the three months ended January 29, 2011, was primarily attributable to a reorganization of the Company's legal entities which resulted in a one-time $810 deferred benefit, coupled with the reinstatement of the research and development tax credit.  These benefits were partially offset by adjustments to the Company's unrecognized tax benefit reserves and the effects of permanent items.

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

The estimated fair value of our long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for the same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	February 4, 2012		October 29, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$167,830	$173,383	$157,211	$161,259

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of February 4, 2012, the Company had $2,624 of assets held-for-sale.

During the three months ended February 4, 2012, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

8. Commitments and Contingencies

In September 2003, the New Jersey Department of Environmental Protection (“NJDEP”) issued a directive to approximately 30 companies, including Franklin-Burlington Plastics, Inc., a subsidiary of the Company (“Franklin-Burlington”), to undertake an assessment of natural resource damage and perform interim restoration of the Lower Passaic River, a 17-mile stretch of the Passaic River in northern New Jersey.  The directive, insofar as it relates to the Company and its subsidiary, pertains to the Company's plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River.   The Company acquired the facility in 1986, when it purchased the stock of the facility's former owner, Franklin Plastics Corp.  The Company acquired all of Franklin Plastics Corp.'s environmental liabilities as part of the acquisition. Franklin-Burlington responded to the directive, and no further action under the directive as yet has been required by NJDEP.

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study. In early calendar year 2012, the USEPA indicated that it would like to discuss moving forward with early remedial action at a specific location of the river. The Cooperating Parties are currently engaging in these discussions with the USEPA.  The USEPA has not finalized its study and the RIFS is still ongoing, and the Company has not determined the extent to which, if any, it will participate in any early remedial action.

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

As of February 4, 2012, the Company had approximately $0.9 million accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the February 4, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

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

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared and Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons is seeking unspecified damages, including costs related to a voluntary product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) is seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. Fact discovery has concluded and expert discovery is ongoing. A date for trial has not yet been scheduled.  At this point, the Company is unable to predict an outcome or estimate a range of reasonably possible losses, if any, related to the Simmons matter due to the multiple parties involved in the case, the complexity of the issues involved, the current stage of the litigation, including that expert discovery is ongoing, and the inherent uncertainties involved in litigation generally.  Based upon the discovery conducted to date, management believes that although the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, such liabilities would not have a material adverse effect on the Company's consolidated financial position or cash flows.

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

On September 15, 2011, we received a $4.8 million tax assessment for additional taxes, interest and penalties from the Mexico Tax Authorities related to our 2007 income tax and value added tax filings.  The Company has filed an administrative appeal to this assessment and we anticipate that this matter will be resolved during 2012.  The Company disagrees with the majority of the issues raised in the assessment and intends to contest them vigorously.  We estimate that it is reasonably possible that the ultimate outcome of this matter could have a material impact on our results of operations in the period in which this matter is resolved; however, such liability would not have a material adverse impact on the Company's financial position or cash flows.  The Company files US federal, US state and foreign income tax returns.  The statute of limitations for US federal income tax returns are open for fiscal year 2008 and forward.  For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2006. In addition, the Company is currently the subject of several income tax audits for various periods in multiple jurisdictions.  The Company expects that within the next twelve (12) months it will reach closure on certain of these audits or the statute of limitations will lapse.  The outcome of these audits is not estimable at this time.

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

	Three Months Ended
	February 4, 2012	January 29, 2011
Antidilutive shares:
SSARs	1,828	831
Stock options	522	694
Total antidilutive shares excluded from diluted earnings per share	2,350	1,525

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings from continuing operations, net earnings attributable to common stockholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three months ended February 4, 2012, and January 29, 2011 are as follows (shares in thousands):

	Three Months Ended
	February 4, 2012	January 29, 2011
Basic and diluted net earnings:
Net loss from continuing operations	$(2,270)	$(1,838)
Less: net earnings (loss) from continuing operations allocated to participating securities	—	(4)
Net loss from continuing operations attributable to common shareholders	(2,270)	(1,834)
Net earnings from discontinued operations, net of tax	21	2,871
Less: net earnings from discontinued operations allocated to participating securities	—	6
Net earnings from discontinued operations attributable to common shareholders	21	2,865
Net (loss) earnings attributable to common shareholders	$(2,249)	$1,031
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,782	30,586
Add: dilutive shares from equity instruments	—	—
Diluted weighted average shares outstanding	30,782	30,586
Basic earnings per share attributable to common stockholders:
Net (loss) from continuing operations	$(0.07)	$(0.06)
Net earnings from discontinued operations, net of tax	—	0.09
Net (loss) earnings per share	$(0.07)	$0.03
Diluted earnings per share attributable to common shareholders:
Net (loss) from continuing operations	$(0.07)	$(0.06)
Net earnings from discontinued operations, net of tax	—	0.09
Net (loss) earnings per share	$(0.07)	$0.03

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

During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. These management and reporting changes resulted in a reorganization of the Company's reportable segments, and historical segment results have been reclassified to conform to these changes. A description of the Company's reportable segments is as follows:

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

The following presents the Company's net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three months ended February 4, 2012, and January 29, 2011:

	Three Months Ended
	February 4, 2012	January 29, 2011
Net sales: (a)(b)
Custom Sheet and Rollstock	$145,626	$127,560
Packaging Technologies	62,245	51,743
Color and Specialty Compounds	73,910	55,480
	$281,781	$234,783
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$3,214	$4,777
Packaging Technologies	3,706	4,642
Color and Specialty Compounds	821	(2,892)
Corporate	(8,267)	(8,345)
	$(526)	$(1,818)

Notes to Table
(a)	Excludes intersegment sales of $16,992 and $10,758 in the first quarter of 2012 and 2011, respectively.
(b)	Excludes discontinued operations.

11. Comprehensive Income

At February 4, 2012, and January 29, 2011, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The reconciliation of net earnings to comprehensive income for the three months ended February 4, 2012, and January 29, 2011 is as follows:

	Three Months Ended
	February 4, 2012	January 29, 2011
Net (loss) earnings	$(2,249)	$1,033
Foreign currency translation adjustments	55	412
Total comprehensive (loss) income	$(2,194)	$1,445

The Company recorded foreign exchange losses before taxes of $16 and gains of $106 for the three months ended February 4, 2012 and January 29, 2011, respectively. As of February 4, 2012, the Company had monetary assets denominated in foreign currency of $5,727 of net Canadian liabilities, $781 of net Euro assets and $3,332 of net Mexican Peso assets.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and operating earnings (loss) excluding special items, net earnings (loss) from continuing operations excluding special items and net earnings (loss) from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include restructuring and exit costs.

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

The Company assesses net sales changes using two major drivers: underlying volume and price/mix. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 364 days. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53-week fiscal year containing 371 days of activity. The Company's first quarter, which ended February 4, 2012, included 14 weeks compared to 13 weeks in the first quarter of the prior year. Periods presented are fiscal unless noted otherwise.

Results
Net sales were $281.8 million for the first quarter of 2012, representing a 9% increase from price/mix, an 8% increase in volume from the impact of an extra week and a 3% increase in underlying volume when compared to 2011. The price/mix increases were related to a product mix that included a greater percentage of higher priced products. Our underlying sales volume was up due to increases to specific end markets discussed below. Operating losses excluding special items were $0.5 million for the first quarter of 2012, compared to operating earnings excluding special items of $1.0 million in the same period of 2011.

The first quarter of 2012 was challenging for the Company as we continued our turnaround effort in the Custom Sheet and Rollstock segment. While we remain committed to the level of work necessary to achieve our goals we are realistic about the time and cost associated with this effort. As progress has been measurably improved on certain key metrics, offsetting cost increases associated with implementing the turnaround improvements has resulted in a negative impact to our bottom line in this segment. This coupled with our seasonally low first quarter demand and higher costs has led to diluted per share results that are down from the same period last year. Additionally, during the first quarter of 2012, we were also able to restructure our debt agreements, which will provide for additional covenant flexibility from the fourth quarter of 2012 forward. This flexibility will support greater liquidity to fund organic initiatives and growth from higher margin capacity investments. We also remain committed to our key priorities (delighting customers with improved service levels, enhancing margins through back to basics continuous improvements and material usage, and profitable organic growth) and recognize the challenges present in enacting such change.

Outlook
Although we expect our second quarter earnings will be comparable to the prior year second quarter, we believe our second half of the year will build on our foundation from the turnaround efforts over the last several quarters and support an improvement in our annual earnings per share over the prior year. Opportunity exists for additional margin improvement as we continue to execute the turnaround in our Custom Sheet and Rollstock and Color and Specialty Compounds segments. Slow and uncertain demand recovery in the markets we serve, coupled with a dynamic raw materials market may impact our financial results in future periods. We continue developing a back to basics culture as we move forward in the execution of our key operating priorities.  Using these priorities as a foundation, we expect to execute on our organic growth strategy and focus on shifting our product mix toward more specialized and higher margin products. We are focused on providing innovative and sustainable plastics solutions to our customers as we position ourselves as strategic partners within the markets we serve.

Consolidated Results
Net sales were $281.8 million in the three month period ended February 4, 2012. Fluctuations in net sales were caused by:

Q1 2012 vs. Q1 2011
Underlying volume	3%
Volume from additional week	8%
Price/Mix	9%
Total	20%

The increase in underlying volume is primarily attributed to the higher volume in our Color and Specialty Compounds segment related to the construction, automotive and packaging end markets, increased volume to the automotive sector in our Custom Sheet and Rollstock segment, and increased volume in our Packaging Technologies segment related to food packaging. These increases were somewhat offset by a decrease in sales volume to the material handling and appliance and electronics markets in the Custom Sheet and Rollstock segment. The price/mix increase was primarily related to a product mix that included a greater percentage of higher priced products.

The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three months ended February 4, 2012 and January 29, 2011. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended
	February 4, 2012	January 29, 2011
Dollars and Pounds(in millions)
Net sales	$281.8	$234.8
Cost of sales	260.1	216.4
Gross margin	$21.7	$18.4

Pounds sold	225.5	203.9
Dollars per Pound Sold
Net sales	$1.250	$1.152
Cost of sales	1.153	1.061
Gross margin	$0.097	$0.091

Gross margin per pound sold increased from 9.1 cents for the three months ended January 29, 2011 to 9.7 cents for the three months ended February 4, 2012. The increase primarily reflects improved material margin from an improved mix of high material margin products somewhat offset by increased costs. Cost increases compared to last year are the result of start up costs associated with accelerating production on our first Packaging Technologies line in Mexico and increases in repairs and maintenance, freight costs, labor and benefit expenses, including health care and training costs.

Selling, general and administrative expenses were $21.8 million in the first quarter of 2012 compared to $19.0 million in the prior year. The increase reflects the impact of an additional week, which accounts for approximately $1.6 million of the total change. The remaining $1.2 million is primarily attributed to higher consulting costs to initiate our turnaround effort, compensation and benefit expenses, including health care costs.

The Company completed its previously announced restructuring efforts in 2011 and therefore did not record any restructuring and exit costs in the first quarter of 2012 compared to $0.8 million in the same period of the prior year. Restructuring and exit costs were comprised of employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments for assets related to restructured facilities.

Interest expense, net of interest income, was $3.0 million in the first quarter of 2012 compared to $2.6 million in the same period of the prior year. The increase was primarily due to the extra week combined with an increase in interest rates on existing debt.

Income tax benefit was $1.3 million in the first quarter of 2012 compared to a $2.6 million benefit in the first quarter of 2011. Income tax benefit in the first quarter of 2012 and 2011 reflects the losses reported in each period. The additional benefit in the first quarter of 2011 can be attributed to a reorganization of the Company's legal entities which resulted in a one-time $0.8 million deferred benefit.

We reported a net loss from continuing operations of $2.3 million or $(0.07) per diluted share for the first quarter of 2012, compared to a net loss from continuing operations of $1.8 million or $(0.06) per diluted share in the prior year. Excluding special items (restructuring and exit costs), we reported a net loss from continuing operations of $2.3 million or $(0.07) per diluted share for the first quarter of 2012, compared to a net loss of $1.3 million or $(0.04) per diluted share in the prior year.

Net earnings from discontinued operations were negligible in the first three months of 2012 compared to $2.9 million in the first quarter of 2011, which mainly resulted from the settlement agreement for the breach of a contract by a third party that led to $4.8 million in total cash proceeds.

Segment Results

The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The information included in this section is intended to provide specific information for the operation results of each segment.

During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities of a product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align the management of this product line with end markets. This management and reporting change resulted in a reorganization of the Company's reportable segments. Historical segment results have been reclassified to conform to these changes.

Custom Sheet and Rollstock Segment
Net sales were $145.6 million for the three months ended February 4, 2012. Fluctuations in net sales were caused by:

Q1 2012 vs. Q1 2011
Underlying volume	-5%
Volume from additional week	8%
Price/Mix	11%
Total	14%

The underlying sales volume in this segment declined for the three months ended February 4, 2012 compared to the prior year, reflecting a decrease in sales volume to the material handling and appliance and electronics end markets. These decreases were somewhat offset by an increase in sales to the automotive sector and recreation and leisure end markets. The price/mix increase was mostly caused by a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $3.2 million for the three months ended February 4, 2012 compared to $5.1 million for the three months ended January 29, 2011. The decrease in earnings can be attributed to increased costs related to compensation, repairs and maintenance, utilities, freight and consulting costs to initiate our turnaround effort. The increased costs were somewhat offset by higher volume and a greater mix of high margin products. Both costs and volume were increased by the inclusion of an extra week during the first quarter of 2012 compared to the same period last year.

Packaging Technologies
Net sales were $62.2 million for the three months ended February 4, 2012. Fluctuations in net sales were caused by:

Q1 2012 vs. Q1 2011
Underlying volume	2%
Volume from additional week	8%
Price/Mix	10%
Total	20%

The underlying sales volume in this segment was up for the three months ended February 4, 2012 compared to the prior year, reflecting an increase in volume to the food packaging market and other packaging applications. The price/mix increase was primarily related to a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $3.7 million for the three months ended February 4, 2012 compared to $4.8 million for the three months ended January 29, 2011. The decrease in earnings can be attributed to increased costs related to compensation, depreciation expenses and freight, in addition to start up costs associated with accelerating production on our first Packaging Technologies line in Mexico. The increased costs were somewhat offset by a greater mix of high material margin product compared to the prior year. Both costs and volume were increased by the inclusion of an extra week during the first quarter of 2012 compared to the same period last year.

Color and Specialty Compounds Segment
Net sales were $73.9 million for the three months ended February 4, 2012. Fluctuations in net sales were caused by:

Q1 2012 vs. Q1 2011
Underlying volume	13%
Volume from additional week	8%
Price/Mix	12%
Total	33%

The underlying sales volume in this segment was up for the three months ended February 4, 2012 compared to the prior year, reflecting a significant increase in sales to the commercial construction market, automotive sector of the transportation market and packaging market. The price/mix increase was mostly caused by a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $0.8 million for the three months ended February 4, 2012 compared to operating losses of $2.5 million in the same period of the prior year. The increase in operating earnings was due to the increase in sales volume, benefits from improvements on our key operating metrics and greater mix of high material margin product compared to the prior year, which more than offset the impact of cost increases related to repairs and maintenance and compensation. Both cost and volume were increased by the inclusion of an extra week during the first quarter of 2012 compared to the same period last year.

Corporate
Corporate expenses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $8.3 million for the three months ended February 4, 2012 and January 29, 2011. The period comparison includes lower professional fees and relocation costs, which were offset by the impact of an additional week.

Liquidity and Capital Resources

Cash Flow
The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the three months ended February 4, 2012 and January 29, 2011:

	Three Months Ended
	February 4, 2012	January 29, 2011
Cash Flows (in thousands)
Net cash (used) provided by operating activities	$(6,714)	$7,711
Net cash used by investing activities	(3,779)	(7,986)
Net cash provided (used) by financing activities	10,340	(1,094)
Effect of exchange rate changes on cash and cash equivalents	4	4
Decrease in cash and cash equivalents	$(149)	$(1,365)

Net cash used by operating activities was $6.7 million in the first three months of 2012 compared to cash provided of $7.7 million for the same period in the prior year. The decrease reflects the impact of a $3.3 million change in net earnings including earnings from discontinued operations in 2011 and an increased investment in net working capital in 2012. The increase in net working capital can be attributed to receipts of a federal income tax refund of $5.7 million and cash received on a note receivable of $2.0 million in the first quarter of 2011, combined with a greater relative decrease in accounts payable and lower relative increase in accrued liabilities in the first quarter of 2012 compared to the first quarter of the prior year.

Net cash used for investing activities of $3.8 million in the first three months of 2012 consisted of $3.9 million of capital expenditures which were slightly offset by $0.1 million of proceeds from the disposition of assets. Net cash used for investing activities in the first three months of 2011 was comprised of $8.0 million of capital expenditures. We expect to spend approximately $20.0 million to $25.0 million on capital expenditures in 2012. Capital expenditure amounts are expected to be funded from operating cash flows and credit facility borrowings.

Net cash provided by financing activities of $10.3 million in the first three months of 2012 mainly consisted of credit facility borrowings offset by debt financing costs associated with the Company's December 2011 Amendments.  Net cash used for financing activities in the first three months of 2011 of $1.1 million reflects the impacts of debt financing costs associated with the Company's January 2011 Amendments, offset by credit facility borrowings.

Financing Arrangements

On September 14, 2004 the Company completed a $150.0 million private placement of Senior Notes over a term of twelve (12)

years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150.0 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which was scheduled to decrease to 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

On January 12, 2011, the Company entered into concurrent amendments (collectively, the “January 2011 Amendments”) to its new credit facility and amended 2004 Senior Note agreements. The January 2011 Amendments were effective starting with the Company's first quarter of 2011. Under the January 2011 Amendments, the Company's maximum Leverage Ratio was amended quarterly throughout 2011 in order to provide covenant flexibility, and was subsequently amended by the December 2011 Amendments discussed below. Capitalized fees incurred in the first quarter of 2011 for the January 2011 Amendments were $1.6 million.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. The December 2011 Amendments are effective starting with the Company's first quarter of 2012. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. During the term of the Agreements, the Company is subject to an additional fee in the event the Company's credit profile rating decreases to a defined level.  The additional fee would be based on the Company's debt level at that time and would have been approximately $1.1 million as of February 4, 2012.

The new credit facility and amendment from existing Senior Note holders require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. In addition, the Company is required to offer a percentage of annual “excess cash flow” as defined in the Agreements to the Senior Note holders and bank credit facility investors. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.50 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments in the second quarter of 2011 of $0.4 million and will make excess cash flow payments of $2.5 million in the second quarter of 2012 to the Senior Note holders.

At February 4, 2012, the Company had $95.5 million of total capacity and $42.7 million of outstanding loans under the credit facility at a weighted average interest rate of 3.40%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.8 million. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $15.2 million of availability on its credit facility as of February 4, 2012.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of February 4, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $16.9 million. The amended 2004 Senior Notes require equal annual principal payments of $22.7 million that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements.

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

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.20% to 12.47%.

The Company was in compliance with all debt covenants as of February 4, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations

The following table reconciles operating loss (GAAP) to operating loss excluding special items (Non-GAAP), net loss from continuing operations (GAAP) to net loss from continuing operations excluding special items (Non-GAAP) and net loss from continuing operations per diluted share (GAAP) to net loss from continuing operations per diluted share excluding special items (Non-GAAP):

	Three Months Ended
	February 4,	January 29,
(unaudited and in thousands, except per share data)	2012	2011
Operating loss (GAAP)	$(526)	$(1,818)
Restructuring and exit costs	—	828
Operating loss excluding special items (Non-GAAP)	$(526)	$(990)
Net loss from continuing operations (GAAP)	$(2,270)	$(1,838)
Restructuring and exit costs, net of tax	—	513
Net loss from continuing operations excluding special items (Non-GAAP)	$(2,270)	$(1,325)
Net loss from continuing operations per diluted share (GAAP)	$(0.07)	$(0.06)
Restructuring and exit costs, net of tax	—	0.02
Net loss from continuing operations per diluted share excluding special items (Non-GAAP)	$(0.07)	$(0.04)

The following table reconciles operating earnings (loss) (GAAP) to operating earnings (loss) excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended			Three Months Ended
	February 4, 2012			January 29, 2011
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$3,214	$—	$3,214	$4,777	$350	$5,127
Packaging Technologies	3,706	—	3,706	4,642	116	4,758
Color and Specialty Compounds	821	—	821	(2,892)	356	(2,536)
Corporate	(8,267)	—	(8,267)	(8,345)	6	(8,339)
Total	$(526)	$—	$(526)	$(1,818)	$828	$(990)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since October 29, 2011. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 29, 2011, for a discussion of our exposure to market risk at October 29, 2011.

Item 4. Controls and Procedures

Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of February 4, 2012, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended February 4, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

In September 2003, the New Jersey Department of Environmental Protection (“NJDEP”) issued a directive to approximately 30 companies, including Franklin-Burlington Plastics, Inc., a subsidiary of the Company (“Franklin-Burlington”), to undertake an assessment of natural resource damage and perform interim restoration of the Lower Passaic River, a 17-mile stretch of the Passaic River in northern New Jersey.  The directive, insofar as it relates to the Company and its subsidiary, pertains to the Company's plastic resin manufacturing facility in Kearny, New Jersey, located adjacent to the Lower Passaic River.   The Company acquired the facility in 1986, when it purchased the stock of the facility's former owner, Franklin Plastics Corp.  The Company acquired all of Franklin Plastics Corp.'s environmental liabilities as part of the acquisition. Franklin-Burlington responded to the directive, and no further action under the directive as yet has been required by NJDEP.

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study. In early calendar year 2012, the USEPA indicated that it would like to discuss moving forward with early remedial action at a specific location of the river. The Cooperating Parties are currently engaging in these discussions with the USEPA.  The USEPA has not finalized its study and the RIFS is still ongoing, and the Company has not determined the extent to which, if any, it will participate in any early remedial action.

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

As of February 4, 2012, the Company had approximately $0.9 million accrued related to these Lower Passaic River matters representing funding of the RIFS costs and related legal expenses of the RIFS and this litigation.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the February 4, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

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

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared and Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons is seeking unspecified damages, including costs related to a voluntary product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) is seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. Fact discovery has concluded and expert discovery is ongoing. A date for trial has not yet been scheduled.  At this point, the Company is unable to predict an outcome or estimate a range of reasonably possible losses, if any, related to the Simmons matter due to the multiple parties involved in the case, the complexity of the issues involved, the current stage of the litigation, including that expert discovery is ongoing, and the inherent uncertainties involved in litigation generally.  Based upon the discovery conducted to date, management believes that although the ultimate liabilities resulting from this proceeding, if any, could be material to the Company's results of operations in the period recognized, such liabilities would not have a material adverse effect on the Company's consolidated financial position or cash flows.

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
101
Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 4, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date:	March 14, 2012	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)