Form 10-Q
period 2012-05-05
SPARTECH CORP
filed 2012-06-14
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,796,685 shares of Common Stock, $.75 par value per share, outstanding as of June 1, 2012.

SPARTECH CORPORATION
FORM 10-Q For the Three and Six Months Ended May 5, 2012 and April 30, 2011

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

PART I — Financial Information
Item 1. Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	May 5,	October 29,
(Dollars in thousands, except share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,491	$877
Trade receivables, net of allowances of $2,548 and $2,437, respectively	153,915	156,432
Inventories, net of inventory reserves of $10,470 and $9,152, respectively	107,121	91,186
Prepaid expenses and other current assets, net	30,922	26,367
Assets held for sale	2,624	2,744
Total current assets	296,073	277,606
Property, plant and equipment, net	200,687	208,074
Goodwill	47,466	47,466
Other intangible assets, net	12,027	12,872
Other long-term assets	4,692	3,684

Total assets	$560,945	$549,702
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$22,661	$25,211
Accounts payable	148,085	140,628
Accrued liabilities	32,350	30,919
Total current liabilities	203,096	196,758

Long-term debt, less current maturities	134,950	132,000

Other long-term liabilities:
Deferred taxes	41,672	41,676
Other long-term liabilities	6,121	6,336
Total liabilities	385,839	376,770
Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,796,685 and 30,831,919 shares, respectively	24,849	24,849
Contributed capital	201,707	201,945
Accumulated loss	(9,609)	(11,031)
Treasury stock, at cost, 2,335,161 and 2,299,927 shares, respectively	(48,233)	(49,286)
Accumulated other comprehensive income	6,392	6,455
Total shareholders’ equity	175,106	172,932

Total liabilities and shareholders’ equity	$560,945	$549,702
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	May 5,	April 30,	May 5,	April 30,
(Unaudited and dollars in thousands, except per share data)	2012	2011	2012	2011
Net sales	$298,323	$282,551	$580,104	$517,334
Costs and expenses
Cost of sales	268,500	255,474	528,609	471,851
Selling, general and administrative expenses	20,852	19,010	42,628	37,984
Amortization of intangibles	422	422	845	845
Restructuring and exit costs	—	548	—	1,377
Total costs and expenses	289,774	275,454	572,082	512,057
Operating earnings	8,549	7,097	8,022	5,277
Interest expense, net of interest income	2,929	2,686	5,949	5,257
Earnings from continuing operations before income taxes	5,620	4,411	2,073	20
Income tax expense (benefit)	1,946	1,564	670	(987)
Net earnings from continuing operations	3,674	2,847	1,403	1,007
Net (loss) earnings from discontinued operations, net of tax	(3)	(225)	18	2,646
Net earnings	3,671	2,622	1,421	3,653

Basic earnings (loss) per share:
Earnings from continuing operations	$0.12	$0.09	$0.05	$0.03
(Loss) earnings from discontinued operations, net of tax	—	(0.01)	—	0.09
Net earnings per share	$0.12	$0.08	$0.05	$0.12
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.12	$0.09	$0.05	$0.03
(Loss) earnings from discontinued operations, net of tax	—	(0.01)	—	0.09
Net earnings per share	$0.12	$0.08	$0.05	$0.12
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	May 5,	April 30,
(Unaudited and dollars in thousands)	2012	2011
Cash flows from operating activities
Net earnings	$1,421	$3,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,425	16,137
Stock-based compensation expense	917	1,541
Restructuring and exit costs	—	299
Loss on disposition of assets, net	53	192
Provision for bad debt expense	331	774
Change in current assets and liabilities	(10,178)	(13,434)
Other, net	(176)	(673)
Net cash provided by operating activities	8,793	8,489
Cash flows from investing activities
Capital expenditures	(8,382)	(14,201)
Proceeds from the disposition of assets	115	—
Net cash used by investing activities	(8,267)	(14,201)
Cash flows from financing activities
Bank credit facility borrowings, net	3,388	6,000
Payments on notes and bank term loan	(2,467)	(378)
Payments on bonds and leases	(250)	(255)
Debt issuance costs	(485)	(1,561)
Sale of treasury stock	2	—
Stock-based compensation exercised	(102)	(294)
Net cash provided by financing activities	86	3,512
Effect of exchange rates on cash and cash equivalents	2	7
Increase (decrease) in cash and cash equivalents	614	(2,193)
Cash and cash equivalents at beginning of period	877	4,900
Cash and cash equivalents at end of period	$1,491	$2,707
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

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic, Discontinued Operations. Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. See Notes 3 and 11 for further discussion of the Company's discontinued operations and segments, respectively.

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. These management and reporting changes resulted in a reorganization of the Company's reportable segments, and historical segment results have been reclassified to conform to these changes. See Note 11 for further discussion of the Company's segments.

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

The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53-week fiscal year. The Company's first quarter ended February 4, 2012 and first six months ended May 5, 2012 included 14 weeks and 27 weeks respectively, compared to 13 weeks and 26 weeks in the first quarter and first six months of the prior year. Years presented are fiscal unless noted otherwise.

2. Newly Adopted Accounting Standards

In May 2011, the FASB issued a new accounting standard update that amends ASC 820, Fair Value Measurement, and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment became effective for interim and annual periods beginning after December 15, 2011. For a description of how the Company estimates fair value and the process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, refer to Note 8. Adoption of this amendment did not have an effect on the Company's financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
(Loss) earnings from discontinued operations before income taxes	$(5)	$(363)	$30	$4,271
(Benefit) provision for income taxes	(2)	(138)	12	1,625
(Loss) earnings from discontinued operations, net of tax	$(3)	$(225)	$18	$2,646

4. Inventories, net

Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximates average cost. Finished goods include the costs of material, labor and overhead. Inventories at May 5, 2012, and October 29, 2011, consisted of the following:

	May 5, 2012	October 29, 2011
Raw materials	$65,185	$52,270
Production supplies	7,097	6,843
Finished goods	45,309	41,225
Inventory reserves	(10,470)	(9,152)
Total inventories, net	$107,121	$91,186

5. Restructuring and Exit Costs

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Restructuring and exit costs:
Custom Sheet and Rollstock	$—	$109	$—	$459
Packaging Technologies	—	131	—	247
Color and Specialty Compounds	—	308	—	665
Corporate	—	—	—	6
Total restructuring and exit costs	—	548	—	1,377
Income tax benefit	—	(203)	—	(509)
Impact on net loss from continuing operations	$—	$345	$—	$868

2012 Restructuring Actions
On May 15, 2012, the Company initiated restructuring actions to reduce costs and reposition its portfolio to more specialty and higher-value products. The plan includes the consolidation of two Custom Sheet and Rollstock facilities in Canada into the Granby, Quebec location in order to reduce fixed costs and better leverage equipment and resources within one operation. The Company expects to incur approximately $2,000 in restructuring costs over the next year, which will be comprised of employee severance, facility shut-down costs and fixed asset valuation adjustments.

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

The following table summarizes the cumulative restructuring and exit costs incurred under the 2008 restructuring plan:

Cumulative
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

As of May 5, 2012, the Company had $2,624 of assets held-for-sale. The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.

The Company's total restructuring liability, representing severance and relocation costs, was $36 and $382 at May 5, 2012, and October 29, 2011, respectively. Cash payments for restructuring activities of continuing operations were $22 and $242 for the three and six months ended May 5, 2012 and $275 and $799 for the three and six months ended April 30, 2011 respectively.

6. Debt

Debt at May 5, 2012, and October 29, 2011, consisted of the following:

	May 5, 2012	October 29, 2011
2004 Senior Notes	$111,127	$113,594
Credit facility	35,089	31,707
Other	11,395	11,910
Total debt	157,611	157,211
Less current maturities	22,661	25,211
Total long-term debt	$134,950	$132,000

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

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. During the term of the Agreements, the Company was subject to an additional fee of 100 basis points in the event the Company's credit profile rating decreased to a defined level. Such a decrease occurred during the second quarter of 2012 and the Company paid an additional fee of $1.1 million to its Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense.

The agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.5 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments to the Senior Note holders of $2.5 million and $0.4 million in the second quarters of 2012 and 2011, respectively.

At May 5, 2012, the Company had $103.6 million of total capacity and $35.1 million of outstanding loans under the credit facility at a weighted average interest rate of 2.77%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of May 5, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $14.8 million. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The first principal payment is expected to be paid in the fourth quarter of 2012, and the amounts associated with these payments are classified as current maturities of long term debt. Excluding these payments, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.30% to 12.47%.

The Company was in compliance with all debt covenants as of May 5, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

7. Income Taxes

The difference between the Company's statutory rate and the Company's effective rate for the first half of 2012, was primarily attributable to the impact of state income taxes.  These costs were partially offset by benefits from the domestic manufacturer's deduction.

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

8. Fair Value of Financial Instruments

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

The estimated fair value of our long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for the same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	May 5, 2012		October 29, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$157,611	$159,094	$157,211	$161,259

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of May 5, 2012, the Company had $2,624 of assets held-for-sale.

During the six months ended May 5, 2012, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In June 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of May 5, 2012, the Company had approximately $0.8 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the May 5, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties.  In June 2012, the Company and Delphi settled this litigation matter, subject to completion of documentation of the settlement. The settlement will not have a material impact on the Company's results of operations, consolidated financial position or cash flows.

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

On September 15, 2011, we received a $4.8 million tax assessment for additional taxes, interest and penalties from the Mexico Tax Authorities related to our 2007 income tax and value added tax filings.  The Company continues to contest the assessment and is pursuing litigation with respect to certain items. We estimate that it is reasonably possible that the ultimate outcome of this matter could have a material adverse impact on our results of operations in the period in which this matter is resolved; however, such liability would not have a material adverse impact on the Company's financial position or cash flows.  The Company files US federal, US state and foreign income tax returns.  The statute of limitations for US federal income tax returns are open for fiscal year 2008 and forward.  For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2006.  In addition, the Company is currently the subject of several income tax audits for various periods in multiple jurisdictions.  The Company expects that within the next twelve (12) months it will reach closure on certain of these audits or the statute of limitations will lapse.  The outcome of these audits is not estimable at this time.

10. Net Earnings (Loss) Per Share

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

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Antidilutive shares:
SSARs	206	994	206	991
Stock options	496	677	496	677
Total antidilutive shares excluded from diluted earnings per share	702	1,671	702	1,668

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings from continuing operations, net earnings attributable to common stockholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three months ended May 5, 2012, and April 30, 2011 are as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Basic and diluted net earnings:
Net earnings from continuing operations	$3,674	$2,847	$1,403	$1,007
Less: net earnings from continuing operations allocated to participating securities	21	28	9	11
Net earnings from continuing operations attributable to common shareholders	3,653	2,819	1,394	996
Net (loss) earnings from discontinued operations, net of tax	(3)	(225)	18	2,646
Less: net (loss) earnings from discontinued operations allocated to participating securities	—	(2)	—	29
Net (loss) earnings from discontinued operations attributable to common shareholders	(3)	(223)	18	2,617
Net earnings attributable to common shareholders	$3,650	$2,596	$1,412	$3,613
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,835	30,652	30,817	30,619
Add: dilutive shares from equity instruments	54	76	45	85
Diluted weighted average shares outstanding	30,889	30,728	30,862	30,704
Basic earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.12	$0.09	$0.05	$0.03
Net (loss) earnings from discontinued operations, net of tax	—	(0.01)	—	0.09
Net earnings per share	$0.12	$0.08	$0.05	$0.12
Diluted earnings per share attributable to common shareholders:
Net earnings from continuing operations	$0.12	$0.09	$0.05	$0.03
Net (loss) earnings from discontinued operations, net of tax	—	(0.01)	—	0.09
Net earnings per share	$0.12	$0.08	$0.05	$0.12

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

The following presents the Company's net sales and operating earnings (loss) by reportable segment and the reconciliation to consolidated operating earnings for the three and six months ended May 5, 2012, and April 30, 2011:

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Net sales: (a)(b)
Custom Sheet and Rollstock	$156,030	$149,993	$301,656	$277,553
Packaging Technologies	61,304	62,362	123,549	114,105
Color and Specialty Compounds	80,989	70,196	154,899	125,676
	$298,323	$282,551	$580,104	$517,334
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$8,595	$7,915	$11,809	$12,692
Packaging Technologies	5,174	6,358	8,880	11,000
Color and Specialty Compounds	2,677	121	3,498	(2,771)
Corporate	(7,897)	(7,297)	(16,165)	(15,644)
	$8,549	$7,097	$8,022	$5,277

Notes to Table
(a)
Excludes intersegment sales of $16,781 and $14,012 in the second quarter of 2012 and 2011, respectively and intersegment sales of $33,773 and $24,771 in the first six months of 2012 and 2011, respectively

(b)	Excludes discontinued operations.

12. Comprehensive Income

At May 5, 2012, and April 30, 2011, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The reconciliation of net earnings to comprehensive income for the three and six months ended May 5, 2012, and April 30, 2011 is as follows:

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Net earnings	$3,671	$2,622	$1,421	$3,653
Foreign currency translation adjustments	(118)	1,256	(64)	1,668
Total comprehensive income	$3,553	$3,878	$1,357	$5,321

The Company recorded foreign exchange losses before taxes of $346 and $362 for the three and six months ended May 5, 2012, compared to gains of $516 and $622 for the three and six months ended April 30, 2011, respectively. As of May 5, 2012, the Company had monetary assets denominated in foreign currency of $5,418 of net Canadian liabilities, $1,033 of net Euro assets and $2,095 of net Mexican Peso assets.

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

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations and all amounts presented within Item 2 are presented on a continuing basis, unless otherwise noted. See the notes to the unaudited consolidated condensed financial statements for further details of these divestitures and closures.

The Company assesses net sales changes using two major drivers: underlying volume and price/mix. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53-week fiscal year. The Company's first quarter ended February 4, 2012 and first six months ended May 5, 2012 included 14 weeks and 27 weeks respectively, compared to 13 weeks and 26 weeks in the first quarter and first six months of the prior year. Please see the reconciliation tables and narrative below for adjustments to GAAP and discussion of special items affecting results. Special items include restructuring and exit costs. Years presented are fiscal unless noted otherwise.

Results
Net sales were $298.3 million and $580.1 million for the three and six months ended May 5, 2012. This reflects a 5% increase from price/mix and a 1% increase in underlying volume for the three month comparison and a 7% increase from price/mix, an 4% increase in volume from the impact of an extra week and a 1% increase in underlying volume for the six month comparison. The price/mix increases were related to a product mix that included a greater percentage of higher priced products. Our underlying sales volume increased due to specific end markets discussed below. Operating earnings excluding special items were $8.5 million and $8.0 million for the three and six months ended May 5, 2012, compared to operating earnings excluding special items of $7.6 million and $6.7 million in the same periods of 2011.

The second quarter results reflect sales growth and improvement in margins. We are continuing our turnaround efforts in the Custom Sheet and Rollstock segment and are beginning to see margin increases associated with those efforts. The impact of the turnaround efforts in the Color and Specialty Compounds segment continue to yield higher volume and operational efficiencies. Our critical focus in 2012 is on executing operational improvements to enhance margins, accelerating growth in our specialty products and continuing to reduce our cost structure, which will support our priorities and continue to reinforce further earnings improvement. We remain committed to our key priorities of delighting customers with improved service levels, enhancing margins improvements and material usage, and profitable organic growth.

Outlook
As indicated by the earnings increase in the second quarter, Spartech is achieving positive momentum that the Company believes will lead to measurable improvement in its annual earnings per share in 2012 over the prior year. In the second half of the year, Spartech intends to build on its foundation from the turnaround efforts in the Custom Sheet and Rollstock and Color and Specialty Compounds segments over the last several quarters to improve margins. Despite the impact of uncertain demand, direct and indirect exposure to European markets, and dynamic raw materials pricing, the Company is continuing to shift its product mix toward more specialized and higher margin products. Spartech continues its focus on providing innovative and sustainable plastics solutions and executing further operating improvements and cost reductions to provide enhanced value to its investors.

Consolidated Results
Net sales were $298.3 million and $580.1 million for the three and six months ended May 5, 2012. Fluctuations in net sales were caused by:

	Q2 2012 vs. Q2 2011	YTD 2012 vs. YTD 2011
Underlying volume	1%	1%
Volume from additional week	—%	4%
Price/Mix	5%	7%
Total	6%	12%

The increase in underlying volume for both period comparisons is primarily attributed to the higher volume related to the construction and transportation end markets, and increased sales for custom thermoformed applications. These increases were somewhat offset by a decrease in sales volume to the material handling end market for the year to date comparison and decreased sales to the appliance and electronics and lawn and garden end markets for both periods of comparison. The quarter comparison also reflects decreased graphic arts sales. For the six month period ended May 5, 2012 volumes were also increased by the inclusion of an extra week during the first half of 2012 compared to the same period last year. The price/mix increase was primarily related to a product mix that included a greater percentage of higher priced products.

The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three and six months ended May 5, 2012 and April 30, 2011. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended		Six Months Ended
	May 5, 2012	April 30, 2011	May 5, 2012	April 30, 2011
Dollars and Pounds(in millions)
Net sales	$298.3	$282.6	$580.1	$517.3
Cost of sales	268.5	255.5	528.6	471.9
Gross margin	$29.8	$27.1	$51.5	$45.4

Pounds sold	237.6	235.9	463.1	439.8
Dollars per Pound Sold
Net sales	$1.256	$1.198	$1.253	$1.176
Cost of sales	1.130	1.083	1.141	1.073
Gross margin	$0.126	$0.115	$0.112	$0.103

Gross margin per pound sold increased from 11.5 cents for the three months ended April 30, 2011 to 12.6 cents for the three months ended May 5, 2012 and increased from 10.3 cents for the six months ended April 30, 2011 to 11.2 cents for the six months ended May 5, 2012. The increases for both period comparisons primarily reflect improved material margin from an improved mix of high material margin products and operating improvements such as increased production yield and regrind material usage, which was somewhat offset by increased costs. Cost increases for both period comparisons include increases in repairs and maintenance, labor and benefit expenses, including health care and training costs. Cost increases for the six month period of comparison also included higher freight and utility costs.

Selling, general and administrative expenses were $20.9 million and $42.6 million for the three and six months ended May 5, 2012 compared to $19.0 million and $38.0 million in the same periods in the prior year. The increase for both period comparisons include higher consulting and legal costs, travel expenses and compensation costs. These were slightly offset by lower bad debt expense. Additionally, the three and six month comparisons reflect an increase for foreign currency changes of $0.9 million and $1.0 million respectively. Foreign currency losses were $0.4 million for the second quarter of 2012 compared to foreign currency gains of $0.5 million in same period last year. The increase for the six month period also reflects the impact of an additional week, which accounts for approximately $1.6 million of the total change.

The Company completed its previously announced restructuring efforts in 2011 and therefore did not record any restructuring and exit costs in the second quarter or first six months of 2012 compared to $0.5 million and $1.4 million in the same periods of the prior year. Restructuring and exit costs were comprised of employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments for assets related to restructured facilities.

Interest expense, net of interest income, was $2.9 million and $5.9 million for the three and six months ended May 5, 2012 compared to $2.7 million and $5.3 million in the same periods of the prior year. The increase was due to an increase in interest rates on existing debt for both period comparisons and the impact of the extra week for the six month period of comparison.

Income tax expense was $1.9 million and $0.7 million for the three and six months ended May 5, 2012 compared to $1.6 million of expense and a $1.0 million benefit in the the same periods of the prior year. In addition to the lower earnings reported for first six months of 2011, the income tax benefit can be attributed to a reorganization of the Company's legal entities which resulted in a one-time $0.8 million deferred benefit.

We reported net earnings from continuing operations of $3.7 million or $0.12 per diluted share and $1.4 million or $0.05 per diluted share for three and six months ended May 5, 2012, compared to net earnings from continuing operations of $2.8 million or $0.09 per diluted share and $1.0 million or $0.03 per diluted share for the same periods in the prior year. Excluding special items (restructuring and exit costs), we reported net earnings from continuing operations of $3.7 million or $0.12 per diluted share and $1.4 million or $0.05 per diluted share for the three and six months ended May 5, 2012, compared to net earnings of $3.2 million or $0.10 per diluted share and $1.9 million or $0.06 per diluted share for the same periods in the prior year.

Net earnings from discontinued operations were negligible in the second quarter and first six months of 2012 compared to a loss $0.2 million in the second quarter of 2011 and earnings of $2.6 million in the first six months of 2011. Earnings in the first half of 2011 resulted from the settlement agreement for the breach of a contract by a third party that led to $4.8 million in total cash proceeds.

Segment Results

The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The information included in this section is intended to provide specific information for the operating results of each segment.

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

Custom Sheet and Rollstock Segment
Net sales were $156.0 million and $301.7 million for the three and six months ended May 5, 2012. Fluctuations in net sales were caused by:

	Q2 2012 vs. Q2 2011	YTD 2012 vs. YTD 2011
Underlying volume	-3%	-4%
Volume from additional week	—%	4%
Price/Mix	7%	9%
Total	4%	9%

The decline in underlying sales volume for both period comparisons reflects lower sales to the appliance and electronics end market, and the six month comparison also reflects a decrease in sales volume to the material handling end markets. These decreases were somewhat offset in both period comparisons by an increase in sales to the automotive sector and custom thermoformed applications, while the six month comparison also includes increased sales to the recreation and leisure end markets. The price/mix increase was mostly caused by a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $8.6 million and $11.8 million for the three and six months ended May 5, 2012 compared to $8.0 million and $13.2 million for the same periods in the prior year. The increase in earnings for the three month period comparison can be attributed to an increased mix of higher margin products and operating improvements such as increased production yield and regrind material usage, which were slightly offset by increased costs related to compensation, repairs and maintenance and travel expense. The decrease in earnings for the six month period comparison can be attributed to increased costs related to compensation, repairs and maintenance, utilities, freight, travel expenses and consulting costs to initiate our turnaround effort. The increased costs were only somewhat offset by a greater mix of high margin products. Both costs and volume were increased by the inclusion of an extra week during the first half of 2012 compared to the same period last year.

Packaging Technologies
Net sales were $61.3 million and $123.5 million for the three and six months ended May 5, 2012. Fluctuations in net sales were caused by:

	Q2 2012 vs. Q2 2011	YTD 2012 vs. YTD 2011
Underlying volume	-5%	-2%
Volume from additional week	—%	4%
Price/Mix	3%	6%
Total	-2%	8%

The decline in underlying sales volume for the quarter comparison can be mainly attributed to a decrease in graphic arts sales and both period comparisons reflects lower sales volume to the food packaging market. The price/mix increase for both period comparisons was primarily related to a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $5.2 million and $8.9 million for the three and six months ended May 5, 2012 compared to $6.5 million and $11.2 million for the same periods in the prior year. The decrease in earnings for both period comparisons can be attributed to the decrease in volume, which was somewhat offset by a greater mix of high margin product compared to the prior year. The six month comparison also reflects a decrease in earnings attributable to increased costs related to compensation, depreciation expenses and freight, in addition to start up costs associated with accelerating production on our first Packaging Technologies line in Mexico. Both costs and volume were increased by the inclusion of an extra week during the first half of 2012 compared to the same period last year.

Color and Specialty Compounds Segment
Net sales were $81.0 million and $154.9 million for the three and six months ended May 5, 2012. Fluctuations in net sales were caused by:

	Q2 2012 vs. Q2 2011	YTD 2012 vs. YTD 2011
Underlying volume	8%	10%
Volume from additional week	—%	4%
Price/Mix	7%	9%
Total	15%	23%

The increase in underlying sales volume for both period comparisons reflects an increase in sales to the commercial construction, transportation and agriculture markets, somewhat offset by decreases in volume to the lawn and garden end market. The six month comparison also includes increased volume to the packaging market. The price/mix increase was primarily caused by a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $2.7 million and $3.5 million for the three and six months ended May 5, 2012 compared to operating earnings of $0.4 million and operating losses of $2.1 million in the same periods of the prior year. The significant increase in operating earnings in both period comparisons was due to the increase in sales volume, benefits from improvements on key operating metrics and greater mix of higher margin product compared to the prior year, which more than offset the impact of cost increases related to repairs and maintenance and compensation and legal costs. Both cost and volume were increased by the inclusion of an extra week during the first half of 2012 compared to the same period last year.

Corporate
Corporate expenses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees and the impact of foreign currency exchange gains and losses. Corporate operating expenses were $7.9 million and $16.2 million for the three and six months ended May 5, 2012 and $7.3 million and $15.6 million for the same periods last year. The three and six month comparisons reflect an increase for foreign currency changes of $0.9 million and $1.0 million respectively, and the six month comparison also includes the impact of an additional week. The increase for the three month comparison was offset by the impact of lower compensation costs, and the increase for the six month comparison was offset by lower professional fees and relocation costs.

Liquidity and Capital Resources

Cash Flow
The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the six months ended May 5, 2012 and April 30, 2011:

	Six Months Ended
	May 5, 2012	April 30, 2011
Cash Flows (in thousands)
Net cash provided by operating activities	$8,793	$8,489
Net cash used by investing activities	(8,267)	(14,201)
Net cash provided by financing activities	86	3,512
Effect of exchange rates on cash and cash equivalents	2	7
Increase (decrease) in cash and cash equivalents	$614	$(2,193)

Net cash provided by operating activities was $8.8 million in the first six months of 2012 compared to cash provided of $8.5 million for the same period in the prior year. The change reflects the impact of a decreased investment in net working capital of $3.3 million compared to the same period of the prior year. This was offset by the impact of lower net earnings in 2012, including the impact of $2.6 million in net earnings from discontinued operations in 2011. The decreased investment in net working capital can be attributed to an increase in accounts receivable in the current year compared to a decrease in the prior year, combined with the impact from an increase in other current assets in the current year compared to a decrease in the prior year, which was caused by significant collections of income tax receivables in the first half of the prior year.

Net cash used for investing activities of $8.3 million in the first six months of 2012 consisted of $8.4 million of capital expenditures which were slightly offset by $0.1 million of proceeds from the disposition of assets. Net cash used for investing activities in the first half of 2011 was comprised of $14.2 million of capital expenditures. We expect to spend approximately $20.0 million to $25.0 million on capital expenditures in 2012. Capital expenditure amounts are expected to be funded from operating cash flows and credit facility borrowings.

Net cash provided by financing activities of $0.1 million in the first six months of 2012 mainly consisted of credit facility borrowings offset by the excess cash flow payment made to Senior Note Holders and debt financing costs associated with the Company's December 2011 Amendments.  Net cash provided by financing activities in the first six months of 2011 of $3.5 million mainly consisted of credit facility borrowings offset by debt financing costs associated with the Company's January 2011 Amendments.

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

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. During the term of the Agreements, the Company was subject to an additional fee of 100 basis points in the event the Company's credit profile rating decreased to a defined level. Such a decrease occurred during the second quarter of 2012 and the Company paid an additional fee of $1.1 million to its Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense.

The agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.5 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments to the Senior Note holders of $2.5 million and $0.4 million in the second quarters of 2012 and 2011, respectively.

At May 5, 2012, the Company had $103.6 million of total capacity and $35.1 million of outstanding loans under the credit facility at a weighted average interest rate of 2.77%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. The Company's average net revolver outstanding (average revolver borrowings net of cash) was approximately $64.3 million for the quarter ended May 5, 2012. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $26.4 million of availability on its credit facility as of May 5, 2012. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of May 5, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $14.8 million. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The first principal payment is expected to be paid in the fourth quarter of 2012, and the amounts associated with these payments are classified as current maturities of long term debt. Excluding these payments, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.30% to 12.47%.

The Company was in compliance with all debt covenants as of May 5, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

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

	Three Months Ended		Six Months Ended
	May 5,	April 30,	May 5,	April 30,
(unaudited and in thousands, except per share data)	2012	2011	2012	2011
Operating earnings (GAAP)	$8,549	$7,097	$8,022	$5,277
Restructuring and exit costs	—	548	—	1,377
Operating earnings excluding special items (Non-GAAP)	$8,549	$7,645	$8,022	$6,654
Net earnings from continuing operations (GAAP)	$3,674	$2,847	$1,403	$1,007
Restructuring and exit costs, net of tax	—	345	—	868
Net earnings from continuing operations excluding special items (Non-GAAP)	$3,674	$3,192	$1,403	$1,875
Net earnings from continuing operations per diluted share (GAAP)	$0.12	$0.09	$0.05	$0.03
Restructuring and exit costs, net of tax	—	0.01	—	0.03
Net earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$0.12	$0.10	$0.05	$0.06

The following table reconciles operating earnings (loss) (GAAP) to operating earnings (loss) excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended			Three Months Ended
	May 5, 2012			April 30, 2011
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$8,595	$—	$8,595	$7,915	$109	$8,024
Packaging Technologies	5,174	—	5,174	6,358	131	6,489
Color and Specialty Compounds	2,677	—	2,677	121	308	429
Corporate	(7,897)	—	(7,897)	(7,297)	—	(7,297)
Total	$8,549	$—	$8,549	$7,097	$548	$7,645

	Six Months Ended			Six Months Ended
	May 5, 2012			April 30, 2011
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$11,809	$—	$11,809	$12,692	$459	$13,151
Packaging Technologies	8,880	—	8,880	11,000	247	11,247
Color and Specialty Compounds	3,498	—	3,498	(2,771)	665	(2,106)
Corporate	(16,165)	—	(16,165)	(15,644)	6	(15,638)
Total	$8,022	$—	$8,022	$5,277	$1,377	$6,654

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since October 29, 2011. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 29, 2011, for a discussion of our exposure to market risk at October 29, 2011.

Item 4. Controls and Procedures

Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of May 5, 2012, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended May 5, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In June 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of May 5, 2012, the Company had approximately $0.8 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminants that are of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the May 5, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties.  In June 2012, the Company and Delphi settled this litigation matter, subject to completion of documentation of the settlement. The settlement will not have a material impact on the Company's results of operations, consolidated financial position or cash flows.

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
101
Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date:	June 13, 2012	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)