Form 10-Q
period 2012-08-04
SPARTECH CORP
filed 2012-09-12
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,794,111 shares of Common Stock, $.75 par value per share, outstanding as of September 1, 2012.

SPARTECH CORPORATION
FORM 10-Q For the Three and Nine Months Ended August 4, 2012 and July 30, 2011

Cautionary Statements Concerning Forward-Looking Statements

Cautionary Statements Concerning Forward-Looking Statements
Statements in this Form 10-Q that are not purely historical, including statements that express the Company’s belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ from our forward-looking statements are as follows:

(a)	Adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce;

(b)	Restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements and covenants of those instruments and inability to access capital markets;

(c)	Our ability to compete effectively on product performance, quality, price, availability, product development, and customer service;

(d)	Adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical;

(e)
Volatility of prices and availability of supply of energy and raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future impacts of natural disasters;

(f)	Our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs;

(g)	Our inability to achieve and sustain the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our improvement initiatives;

(h)	Our inability to collect all or a portion of our receivables with large customers or a number of customers;

(i)	Loss of business with a limited number of customers that represent a significant percentage of our revenues;

(j)	Significant changes in or termination of major contracts with customers or suppliers;

(k)	Possible asset impairments;

(l)
Our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, potential loss of business or savings to be achieved in connection with announced production plant consolidations and line moves;

(m)	Adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations;

(n)	Our inability to develop and launch new products successfully;

(o)	Possible weaknesses in internal controls; and
We assume no responsibility to update our forward-looking statements.

PART I — Financial Information
Item 1. Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	August 4,	October 29,
(Dollars in thousands, except share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$933	$877
Trade receivables, net of allowances of $2,955 and $2,437, respectively	146,857	156,432
Inventories, net of inventory reserves of $9,461 and $9,152, respectively	98,248	91,186
Prepaid expenses and other current assets, net	27,122	26,367
Assets held for sale	2,624	2,744
Total current assets	275,784	277,606
Property, plant and equipment, net	197,722	208,074
Goodwill	47,466	47,466
Other intangible assets, net	11,604	12,872
Other long-term assets	4,566	3,684

Total assets	$537,142	$549,702
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$22,610	$25,211
Accounts payable	134,210	140,628
Accrued liabilities	34,482	30,919
Total current liabilities	191,302	196,758

Long-term debt, less current maturities	119,931	132,000

Other long-term liabilities:
Deferred taxes	41,668	41,676
Other long-term liabilities	6,800	6,336
Total liabilities	359,701	376,770
Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,795,692 and 30,831,919 shares, respectively	24,849	24,849
Contributed capital	202,172	201,945
Accumulated losses	(7,770)	(11,031)
Treasury stock, at cost, 2,336,154 and 2,299,927 shares, respectively	(48,210)	(49,286)
Accumulated other comprehensive income	6,400	6,455
Total shareholders’ equity	177,441	172,932

Total liabilities and shareholders’ equity	$537,142	$549,702
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	August 4,	July 30,	August 4,	July 30,
(Unaudited and dollars in thousands, except per share data)	2012	2011	2012	2011
Net sales	$282,447	$291,716	$862,551	$809,050
Costs and expenses
Cost of sales	255,315	265,051	783,924	736,902
Selling, general and administrative expenses	20,673	17,744	63,302	55,730
Amortization of intangibles	422	422	1,267	1,265
Restructuring and exit costs	897	174	897	1,550
Total costs and expenses	277,307	283,391	849,390	795,447
Operating earnings	5,140	8,325	13,161	13,603
Interest expense, net of interest income	3,181	2,784	9,129	8,041
Earnings from continuing operations before income taxes	1,959	5,541	4,032	5,562
Income tax expense	121	2,553	791	1,566
Net earnings from continuing operations	1,838	2,988	3,241	3,996
Net earnings from discontinued operations, net of tax	—	19	18	2,664
Net earnings	$1,838	$3,007	$3,259	$6,660

Basic earnings per share:
Earnings from continuing operations	$0.06	$0.10	$0.10	$0.13
Earnings from discontinued operations, net of tax	—	—	—	0.09
Net earnings per share	$0.06	$0.10	$0.10	$0.22
Diluted earnings per share:
Earnings from continuing operations	$0.06	$0.10	$0.10	$0.13
Earnings from discontinued operations, net of tax	—	—	—	0.08
Net earnings per share	$0.06	$0.10	$0.10	$0.21
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	August 4,	July 30,
(Unaudited and dollars in thousands)	2012	2011
Cash flows from operating activities
Net earnings	$3,259	$6,660
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,838	23,868
Stock-based compensation expense	1,406	2,200
Restructuring and exit costs	897	510
Loss on disposition of assets, net	161	67
Provision for bad debt expense	627	(1,154)
Change in current assets and liabilities	(1,479)	(8,938)
Other, net	388	1,998
Net cash provided by operating activities	29,097	25,211
Cash flows from investing activities
Capital expenditures	(13,281)	(19,191)
Proceeds from the disposition of assets	115	420
Net cash used by investing activities	(13,166)	(18,771)
Cash flows from financing activities
Bank credit facility (payments) borrowings, net	(11,345)	(7,504)
Payments on notes and bank term loan	(2,467)	(378)
Payments on bonds and leases	(372)	(395)
Debt issuance costs	(1,597)	(1,558)
Sale of treasury stock	2	—
Stock-based compensation exercised	(103)	(299)
Net cash used by financing activities	(15,882)	(10,134)
Effect of exchange rates on cash and cash equivalents	7	2
Increase (decrease) in cash and cash equivalents	56	(3,692)
Cash and cash equivalents at beginning of period	877	4,900
Cash and cash equivalents at end of period	$933	$1,208
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

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 9. These costs were previously reported under the Color & Specialty Compounds segment, but will now be reported in Corporate. Historical results have been reclassified to conform to these changes.

During the fourth quarter of 2011, the Company reorganized its internal reporting structure and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. These management and reporting changes resulted in a reorganization of the Company's reportable segments, and historical segment results have been reclassified to conform to these changes.

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

The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53 week fiscal year. The Company's first quarter ended February 4, 2012 and nine months ended August 4, 2012 included 14 weeks and 40 weeks respectively, compared to 13 weeks and 39 weeks in the first quarter and nine months of the prior year. Years presented are fiscal unless noted otherwise.

2. Newly Adopted Accounting Standards

In May 2011, the FASB issued a new accounting standard update that amends ASC 820, Fair Value Measurement, and includes certain enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment became effective for interim and annual periods beginning after December 15, 2011. For a description of how the Company estimates fair value and the process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, refer to Note 8. Adoption of this amendment did not have an effect on the Company's financial position, results of operations or cash flows.

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

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Earnings from discontinued operations before income taxes	$3	$30	$33	$4,301
Provision for income taxes	3	11	15	1,637
Earnings from discontinued operations, net of tax	$—	$19	$18	$2,664

4. Inventories, net

Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximates average cost. Finished goods include the costs of material, labor and overhead. Inventories at August 4, 2012, and October 29, 2011, consisted of the following:

	August 4, 2012	October 29, 2011
Raw materials	$60,666	$52,270
Production supplies	7,068	6,843
Finished goods	39,975	41,225
Inventory reserves	(9,461)	(9,152)
Total inventories, net	$98,248	$91,186

5. Restructuring and Exit Costs

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Restructuring and exit costs:
Custom Sheet and Rollstock	$897	$(86)	$897	$372
Packaging Technologies	—	—	—	247
Color and Specialty Compounds	—	260	—	925
Corporate	—	—	—	6
Total restructuring and exit costs	897	174	897	1,550
Income tax benefit	(269)	(64)	(269)	(574)
Impact on net earnings from continuing operations	$628	$110	$628	$976

2012 Restructuring Actions
On May 15, 2012, the Company initiated restructuring actions to reduce costs and reposition its portfolio to more specialty and higher-value products. The plan includes the consolidation of two Custom Sheet and Rollstock facilities in Canada into the Granby, Quebec location in order to reduce fixed costs and better leverage equipment and resources within one operation. The Company expects to incur approximately $1,700 in restructuring costs over the next 12 months, which will be comprised of employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments.

The following table summarizes the cumulative restructuring and exit costs incurred under the 2012 restructuring plan:

	Three & Nine Months Ended August 4, 2012	Cumulative To-Date
Employee severance and other exit costs	$808	$808
Fixed asset valuation adjustments, net	89	89
Total	$897	$897

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

As of August 4, 2012, the Company had $2,624 of assets held-for-sale. The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.

The Company's total restructuring liability, representing severance, consolidation and shut-down costs was $822 and $382 at August 4, 2012, and October 29, 2011, respectively. Cash payments for restructuring activities of continuing operations were $11 and $232 for the three and nine months ended August 4, 2012 and $227 and $1,026 for the three and nine months ended July 30, 2011 respectively.

6. Debt

Debt at August 4, 2012, and October 29, 2011, consisted of the following:

	August 4, 2012	October 29, 2011
2004 Senior Notes	$111,127	$113,594
Credit facility	20,356	31,707
Other	11,058	11,910
Total debt	142,541	157,211
Less current maturities	22,610	25,211
Total long-term debt	$119,931	$132,000

On September 14, 2004 the Company completed a $150 million private placement of Senior Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which was scheduled to decrease to 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously included 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. During the term of the Agreements, the Company was subject to an additional fee of 100 basis points in the event the Company's credit profile rating decreased to a defined level. Such a decrease occurred during the second quarter of 2012 and the Company incurred an additional fee of $1.1 million to its Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense.

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

At August 4, 2012, the Company had $118.3 million of total capacity and $20.4 million of outstanding loans under the credit facility at a weighted average interest rate of 1.77%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $18.9 million of availability on its credit facility as of August 4, 2012. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of August 4, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $13.4 million. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The first principal payment is to be paid in the fourth quarter of 2012, and the amounts associated with these payments are classified as current maturities of long term debt. This payment is expected to be made from a combination of cash flows from operations and amounts available under the credit facility. Excluding these payments, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.22% to 12.47%.

The Company was in compliance with all debt covenants as of August 4, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

7. Income Taxes

Income tax expense was $121 and $2,553 for the three months ended August 4, 2012 and July 30, 2011, respectively. The current quarter tax expense was reduced by $649 for income tax benefits related to discrete items including additional research and development credits and other deferred tax adjustments, resulting in an effective tax rate of 6%. The prior quarter tax expense included a $1,469 expense associated with the write-off of a deferred tax asset due to a change in state tax law partially offset by $790 of income tax benefits from discrete items including additional research and development tax credits claimed on the 2010 returns and state tax incentives, reflecting a 46% effective tax rate. These tax rates compare to our statutory rate of 35% which is impacted by the mix of income by tax jurisdictions, various tax credits, and discrete items incurred in each period.

Income tax expense was $791 and $1,566 for the nine months ended August 4, 2012 and July 30, 2011, respectively. Income tax expense for the nine months ended August 4, 2012 included a net income tax benefit of $732 for discrete items primarily related to additional research and development tax credits and other income tax return to provision adjustments as well as adjustments to valuation allowances and tax contingency reserves. Income tax expense for the nine months ended July 30, 2011 included a net benefit of $242 for discrete items, which included a $1,469 income tax charge related to a change in state tax law which resulted in a write-off of a deferred tax asset and a $810 income tax benefit related to a reorganization of the Company's legal entities.

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

The estimated fair value of our long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for the same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	August 4, 2012		October 29, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$142,541	$148,817	$157,211	$161,259

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of August 4, 2012, the Company had $2,624 of assets held-for-sale.

During the nine months ended August 4, 2012, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In the third quarter of 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of August 4, 2012, the Company had approximately $1.1 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminant that is of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the August 4, 2012 accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

In March 2010, DPH Holdings Corp., a successor to Delphi Corporation and certain of its affiliates (“Delphi”), served Spartech Polycom, a subsidiary of the Company, with a complaint seeking to avoid and recover approximately $8.6 million in alleged preference payments Delphi made to Spartech Polycom shortly before Delphi's bankruptcy filing in 2005. Delphi initially pursued similar preference complaints against approximately 175 additional unrelated third parties.  In June 2012, the Company and Delphi settled this litigation matter. The settlement did not have a material impact on the Company's results of operations, consolidated financial position or cash flows.

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

On September 15, 2011, we received a $4.8 million tax assessment for additional taxes, interest and penalties from the Mexico Tax Authorities related to our 2007 income tax and value added tax filings.  The Company continues to contest the assessment and is pursuing litigation with respect to certain items. Based on developments to date, we do not expect the ultimate outcome of this matter to have a material adverse impact on our results of operations, financial position or cash flows.  The Company files U.S. federal, U.S. state and foreign income tax returns. The statute of limitations for U.S. federal income tax returns are open for fiscal year 2008 and forward. For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2006. In addition, the Company is currently the subject of several income tax audits for various periods in multiple jurisdictions.  The Company expects that within the next twelve (12) months it will reach closure on certain of these audits or the statue of limitations will lapse.  The outcome of these audits is not estimable at this time.

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

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Antidilutive shares:
SSARs	676	1,282	680	976
Stock options	—	670	—	670
Total antidilutive shares excluded from diluted earnings per share	676	1,952	680	1,646

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings from continuing operations, net earnings attributable to common stockholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three months ended August 4, 2012, and July 30, 2011 are as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Basic and diluted net earnings:
Net earnings from continuing operations	$1,838	$2,988	$3,241	$3,996
Less: net earnings from continuing operations allocated to participating securities	10	30	19	40
Net earnings from continuing operations attributable to common shareholders	1,828	2,958	3,222	3,956
Net (loss) earnings from discontinued operations, net of tax	—	19	18	2,664
Less: net (loss) earnings from discontinued operations allocated to participating securities	—	—	—	26
Net (loss) earnings from discontinued operations attributable to common shareholders	—	19	18	2,638
Net earnings attributable to common shareholders	$1,828	$2,977	$3,240	$6,594
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,839	30,658	30,824	30,632
Add: dilutive shares from equity instruments	50	58	47	77
Diluted weighted average shares outstanding	30,889	30,716	30,871	30,709
Basic earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	0.06	0.10	0.10	0.13
Net (loss) earnings from discontinued operations, net of tax	—	—	—	0.09
Net earnings per share	0.06	0.10	0.10	0.22
Diluted earnings per share attributable to common shareholders:
Net earnings from continuing operations	0.06	0.10	0.10	0.13
Net (loss) earnings from discontinued operations, net of tax	—	—	—	0.08
Net earnings per share	0.06	0.10	0.10	0.21

11. Segment Information

The Company is organized into three reportable segments based on its operating structure and the products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. Operating results are regularly reviewed by the Company's chief operating decision maker, its CEO, to make decisions about resources to be allocated to the segment and assess performance. More specifically, management uses operating earnings (loss) from continuing operations, excluding the effect of foreign exchange, to evaluate business segment performance. Accordingly, discontinued operations have been excluded from the segment results below, which is consistent with management's evaluation metrics. Corporate operating losses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees, the impact of foreign currency exchange gains and losses and Passaic environmental costs.

The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 9. These costs were previously reported under the Color & Specialty Compounds segment, but will now be reported in Corporate. Historical results have been reclassified to conform to these changes.

During the fourth quarter of 2011, the Company reorganized its internal reporting structure and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. These management and reporting changes resulted in a reorganization of the Company's reportable segments, and historical segment results have been reclassified to conform to these changes. A description of the Company's reportable segments is as follows:

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

The following presents the Company's net sales, operating earnings (loss) and total assets by reportable segment and the reconciliation to consolidated operating earnings for the three and nine months ended August 4, 2012, and July 30, 2011:

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Net sales: (a)(b)
Custom Sheet and Rollstock	$149,371	$149,025	$451,026	$426,578
Packaging Technologies	58,395	64,989	181,944	179,094
Color and Specialty Compounds	74,681	77,702	229,581	203,378
	$282,447	$291,716	$862,551	$809,050
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$6,871	$6,366	$18,680	$19,058
Packaging Technologies	4,031	6,855	12,911	17,855
Color and Specialty Compounds	2,077	2,854	6,074	264
Corporate	(7,839)	(7,750)	(24,504)	(23,574)
	$5,140	$8,325	$13,161	$13,603

Notes to Table:

(a)
Excludes intersegment sales of $13,678 and $15,504 in the third quarter of 2012 and 2011, respectively and intersegment sales of $47,451 and $40,275 in the first nine months of 2012 and 2011, respectively

(b)	Excludes discontinued operations.

	August 4, 2012	October 29, 2011
Assets:
Custom Sheet and Rollstock	$263,976	$268,635
Packaging Technologies	146,749	145,096
Color and Specialty Compounds	88,967	94,267
Corporate and other (c)	37,450	41,704
	$537,142	$549,702

12. Comprehensive Income

At August 4, 2012, and July 30, 2011, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The reconciliation of net earnings to comprehensive income for the three and nine months ended August 4, 2012, and July 30, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Net earnings	$1,838	$3,007	$3,259	$6,660
Foreign currency translation adjustments	8	(128)	(54)	1,540
Total comprehensive income	$1,846	$2,879	$3,205	$8,200

The Company recorded foreign exchange losses before taxes of $264 and $626 for the three and nine months ended August 4, 2012, compared to a loss of $423 and a gain of $198 for the three and nine months ended July 30, 2011, respectively. As of August 4, 2012, the Company had monetary assets denominated in foreign currency of $5,845 of net Canadian liabilities, $569 of net Euro assets and $2,523 of net Mexican Peso assets.

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

Generally, a non-GAAP financial measure is a numerical measure of a company's financial performance, financial position or cash flow that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of these measures is intended to supplement investors' understanding of the Company's operating performance. These measures may not be comparable to similar measures at other companies. The Company believes that these measurements are useful to investors because it helps them compare the Company's results to previous periods and provides an indication of underlying trends in the business. Non-GAAP measurements are not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. See the “Non-GAAP Reconciliations" section for a reconciliation of GAAP to non-GAAP measures.

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

The Company assesses net sales changes using two major drivers: underlying volume and price/mix. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 will be reported as a 53 week fiscal year. The Company's first quarter ended February 4, 2012 and first nine months ended August 4, 2012 included 14 weeks and 40 weeks respectively, compared to 13 weeks and 39 weeks in the first quarter and first nine months of the prior year. Please see the reconciliation tables and narrative below for adjustments to GAAP and discussion of special items affecting results. Special items include restructuring and exit costs. Years presented are fiscal unless noted otherwise.

Summary Results
Net sales were $282.4 million and $862.6 million for the three and nine months ended August 4, 2012. This reflects a a 3% decrease in underlying volume and no net change in price/mix for the three month comparison, and a 5% increase from price/mix, a 3% increase from the impact of an extra week and a 1% decrease in underlying volume for the nine month comparison. The price/mix changes related to a product mix that included a greater percentage of higher priced products and the impact of changing raw material prices passed through as changes in selling price. Operating earnings excluding special items were $6.0 million and $14.1 million for the three and nine months ended August 4, 2012, respectively, compared to operating earnings excluding special items of $8.5 million and $15.2 million in the same periods of 2011.

Outlook
Despite our shortfall in third quarter earnings performance largely related to lower sales and higher new product development costs in our Packaging Technologies segment, Spartech expects annual earnings per share from continuing operations excluding special items (restructuring and exit costs) to be comparable to annual earnings per share for fiscal year 2011. Although demand in the Company's diverse end market segments continues to be volatile and raw materials pricing is dynamic, the Company continues to shift its product mix toward more specialized and higher margin products. We intend to build on our foundation from the operational improvements executed in the our Custom Sheet and Rollstock and Color and Specialty Compounds segments as well as the repositioning of our Packaging Technologies segment for an expanded customer base.

Consolidated Results
Net sales were $282.4 million and $862.6 million for the three and nine months ended August 4, 2012. Fluctuations in net sales were caused by:

	Q3 2012 vs. Q3 2011	YTD 2012 vs. YTD 2011
Underlying volume	-3%	-1%
Volume from additional week	—%	3%
Price/Mix	—%	5%
Total	-3%	7%

The decrease in underlying volume for both period comparisons is primarily attributed to the lower sales to the appliance and electronics, lawn and garden, and graphic arts end markets. These decreases were partially offset by an increase in sales volume to the transportation and material handling end markets for both periods of comparison. For the nine month period ended August 4, 2012 volumes were also increased by the inclusion of an extra week during the first nine months of 2012 compared to the same period last year. The price/mix for the nine month period was primarily related to a product mix that included a greater percentage of higher priced products.

The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three and nine months ended August 4, 2012 and July 30, 2011. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended		Nine Months Ended
	August 4, 2012	July 30, 2011	August 4, 2012	July 30, 2011
Dollars and Pounds(in millions)
Net sales	$282.4	$291.7	$862.6	$809.1
Cost of sales	255.3	265.1	783.9	736.9
Gross margin	$27.1	$26.6	$78.7	$72.2

Pounds sold	223.2	231.2	686.3	670.9
Dollars per Pound Sold
Net sales	$1.266	$1.262	$1.257	$1.206
Cost of sales	1.144	1.147	1.142	1.098
Gross margin	$0.122	$0.115	$0.115	$0.108

Gross margin per pound sold increased from 11.5 cents for the three months ended July 30, 2011 to 12.2 cents for the three months ended August 4, 2012 and increased from 10.8 cents for the nine months ended July 30, 2011 to 11.5 cents for the nine months ended August 4, 2012. The increases for both period comparisons primarily reflect improved margin from a better mix of high margin products and operating improvements such as increased production yield and regrind material usage, which was somewhat offset by increased costs due to higher labor expense associated with certain operating improvements. Cost increases for the nine month period of comparison also included higher freight, repairs and maintenance, and utility costs.

Selling, general and administrative expenses were $20.7 million and $63.3 million for the three and nine months ended August 4, 2012, respectively, compared to $17.7 million and $55.7 million in the same periods in the prior year. A $2.2 million change in bad debt expense from a reversal during the third quarter of 2011 accounted for the principal difference in the quarter comparison. Both period comparisons also include higher labor, consulting and legal costs. Additionally, the three and nine month comparisons reflect a decrease for foreign currency changes of $0.1 million and an increase of $0.8 million respectively. The increase for the nine month period also reflects the impact of an additional week, which accounts for approximately $1.6 million of the total change. The Custom Sheet & Rollstock business along with Corporate implemented a reduction in force, eliminating layers of management and combining certain roles. This program resulted in severance payments totaling $0.3 million for the third quarter of 2012.

On May 15, 2012, the Company initiated restructuring actions to reduce costs and reposition its portfolio to more specialty and higher-value products. The plan includes the consolidation of two Custom Sheet and Rollstock facilities in Canada into the Granby, Quebec location in order to reduce fixed costs and better leverage equipment and resources within one operation. The Company expects to incur approximately $1.7 million in restructuring costs over the next year, which will be comprised primarily of employee severance, consolidation and facility shut-down costs, and fixed asset valuation adjustments.

As a result of this action, the Company recorded $0.9 million in restructuring and exit costs in the third quarter and first nine months of 2012 compared to $0.2 million and $1.6 million in the same periods of the prior year. The charges in the previous year are the effect of a previously announced restructuring effort substantially completed in 2011. Restructuring and exit costs in 2011 were comprised of employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments for assets related to restructured facilities.

Interest expense, net of interest income, was $3.2 million and $9.1 million for the three and nine months ended August 4, 2012 compared to $2.8 million and $8.0 million in the same periods of the prior year. The increase was due to an increase in interest rates on our debt for both period comparisons, the additional fee to Senior Note holders, as discussed in Note 6, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense, and the impact of the extra week for the nine month period of comparison.

Income tax expense was $0.1 million and $0.8 million for the three and nine months ended August 4, 2012 compared to $2.6 million and $1.6 million in the the same periods of the prior year. The current quarter tax expense was reduced by $0.6 million for income tax benefits related to additional research and development tax credits and other deferred tax adjustments. The prior year quarter tax expense included $1.5 million expense associated with the write-off of a deferred tax asset due to a change in state tax law partially offset by $0.8 million of income tax benefits from discrete items including additional research and development credits and state tax incentives. Income tax expense for the nine months ended August 4, 2012 included a net income tax benefit of $0.7 million for discrete items primarily related to additional research and development tax credits and other income tax return to provision adjustments as well as adjustments to valuation allowances and tax contingency reserves. Income tax expense for the nine months ended July 30, 2011 included a net benefit of $0.2 million for discrete items, which included a $1.5 million income tax charge related to a change in state tax law which resulted in a write-off of a deferred tax asset and a $0.8 million income tax benefit related to a reorganization of the Company's legal entities. The effective tax rates were 6% and 20% for the for the three and nine months ended August 4, 2012 compared to 46% and 28% in the same periods of the prior year, respectively. These tax rates compare to our statutory tax rate of 35%, which is impacted by the mix of income by tax jurisdiction, tax credits, and the existence of other discrete items. The Company expects its effective tax rate to be in the range of 35% to 38% in the final quarter of its fiscal year.

We reported net earnings from continuing operations of $1.8 million or $0.06 per diluted share and $3.2 million or $0.10 per diluted share for three and nine months ended August 4, 2012, compared to net earnings from continuing operations of $3.0 million or $0.10 per diluted share and $4.0 million or $0.13 per diluted share for the same periods in the prior year. Excluding special items (restructuring and exit costs), we reported net earnings from continuing operations of $2.5 million or $0.08 per diluted share and $3.9 million or $0.12 per diluted share for the three and nine months ended August 4, 2012, compared to net earnings of $3.1 million or $0.10 per diluted share and $5.0 million or $0.16 per diluted share for the same periods in the prior year.

Net earnings from discontinued operations were negligible in the third quarter and first nine months of 2012 compared to negligible earnings in the third quarter of 2011 and earnings of $2.7 million in the first nine months of 2011. Earnings in the first nine months of 2011 resulted from the settlement agreement for the breach of a contract by a third party that led to $4.8 million in total cash proceeds.

Segment Results
The information included in this section is intended to provide specific information for the operating results of each segment.

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 9. These costs were previously reported under the Color & Specialty Compounds segment, but will now be reported in Corporate. Historical results have been reclassified to conform to these changes.

During the fourth quarter of 2011, the Company reorganized its internal reporting structure and management responsibilities of a product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align the management of this product line with end markets. This management and reporting change resulted in a reorganization of the Company's reportable segments. Historical segment results have been reclassified to conform to these changes.

Custom Sheet and Rollstock Segment
Net sales were $149.4 million and $451.0 million for the three and nine months ended August 4, 2012. Fluctuations in net sales were caused by:

	Q3 2012 vs. Q3 2011	YTD 2012 vs. YTD 2011
Underlying volume	-4%	-4%
Volume from additional week	—%	3%
Price/Mix	4%	7%
Total	—%	6%

The decrease in underlying sales volume for both period comparisons reflects lower sales to the appliance and electronics end market. These decreases were somewhat offset in both period comparisons by an increase in sales to the automotive and material handling sectors. The price/mix increase for both period comparisons was mostly caused by a product mix that included a greater percentage of higher priced products while the three month period reflected an improved mix that was offset by lower selling prices from raw material decreases from the prior quarter.

Operating earnings excluding special items were $7.8 million and $19.6 million for the three and nine months ended August 4, 2012 compared to $6.3 million and $19.4 million for the same periods in the prior year. The increase in earnings for both period comparisons can be attributed to an increased mix of higher margin products and operating improvements such as increased production yield and regrind material usage, which were slightly offset by increased costs related to labor. The $1.5 million increase in the third quarter earnings can be attributed to $3.3 million of improvement primarily from an increased mix of higher margin products and operating improvements, which was offset by $1.8 million resulting from the reversal of bad debt expense in the prior year period. The nine month comparison also reflects increased costs related to repairs and maintenance, utilities, and freight. Both costs and volume were increased by the inclusion of an extra week during the first nine months of 2012 compared to the same period last year.

Packaging Technologies Segment
Net sales were $58.4 million and $181.9 million for the three and nine months ended August 4, 2012. Fluctuations in net sales were caused by:

	Q3 2012 vs. Q3 2011	YTD 2012 vs. YTD 2011
Underlying volume	-7%	-4%
Volume from additional week	—%	3%
Price/Mix	-3%	3%
Total	-10%	2%

The decline in underlying sales volume for both period comparisons can be mainly attributed to a decrease in graphic arts sales related to certain programs not continuing in the current period. The price/mix increase for the nine month period comparison was primarily related to a product mix that included a greater percentage of higher priced products, while the three month comparison decreased primarily related to lower selling prices from raw material decreases passed through as lower selling prices and a product mix that included a greater percentage of lower priced products.

Operating earnings excluding special items were $4.0 million and $12.9 million for the three and nine months ended August 4, 2012 compared to $6.9 million and $18.1 million for the same periods in the prior year. The decrease in earnings for both period comparisons can be attributed to the decrease in volume and additional development costs from new food and consumer packaging programs. The nine month period comparison this was somewhat offset by a greater mix of high margin products compared to the prior year. The nine month comparison also reflects a decrease in earnings attributable to increased costs related to labor, depreciation expenses and freight. Both costs and volume were increased by the inclusion of an extra week during the first nine months of 2012 compared to the same period last year.

Color and Specialty Compounds Segment
Net sales were $74.7 million and $229.6 million for the three and nine months ended August 4, 2012. Fluctuations in net sales were caused by:

	Q3 2012 vs. Q3 2011	YTD 2012 vs. YTD 2011
Underlying volume	-2%	5%
Volume from additional week	—%	3%
Price/Mix	-2%	5%
Total	-4%	13%

The change in underlying sales volume for the third quarter was due to a decrease in automotive sales in Europe. The nine month comparison reflects an increase in sales related to commercial construction and packaging markets. The price/mix decrease for the three month comparison was primarily attributable to lower prices from raw material decreases passed through as lower selling prices. The price/mix increase for the nine month period comparison was primarily caused by a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $2.1 million and $6.1 million for the three and nine months ended August 4, 2012 compared to operating earnings of $3.1 million and $1.2 million in the same periods of the prior year. The significant increase in operating earnings for the nine month period comparison was due to the increase in sales volume, benefits from improvements on key operating metrics and greater mix of higher margin products compared to the prior year, which more than offset the impact of cost increases related to repairs and maintenance and labor costs. The decrease in operating earnings for the three month period was due to decreases in sales volume and a mix of lower margin products compared to the prior year. In addition, the prior year quarter included $0.4 million of income resulting from the reversal of bad debt expense in the prior year period. Both cost and volume were also increased by the inclusion of an extra week during the first nine months of 2012 compared to the same period last year.

Corporate
Corporate expenses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees, the impact of foreign currency exchange gains and losses and Passaic environmental costs. Corporate operating expenses were $7.8 million and $24.5 million for the three and nine months ended August 4, 2012 and $7.8 million and $23.6 million for the same periods last year. The three and nine month comparisons reflect a decrease for foreign currency changes of $0.1 million and an increase of $0.8 million respectively, and the nine month comparison also includes the impact of an additional week.

Liquidity and Capital Resources

Cash Flow
The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the nine months ended August 4, 2012 and July 30, 2011:

	Nine Months Ended
	August 4, 2012	July 30, 2011
Cash Flows (in thousands)
Net cash provided by operating activities	$29,097	$25,211
Net cash used by investing activities	(13,166)	(18,771)
Net cash used by financing activities	(15,882)	(10,134)
Effect of exchange rates on cash and cash equivalents	7	2
Increase (decrease) in cash and cash equivalents	$56	$(3,692)

Net cash provided by operating activities was $29.1 million in the first nine months of 2012 compared to cash provided of $25.2 million for the same period in the prior year. The change reflects the impact of a decreased investment in net working capital of $7.5 million compared to the same period of the prior year. This was offset by the impact of lower net earnings in 2012, including the impact of $2.7 million in net earnings from discontinued operations in 2011. The decreased investment in net working capital can be attributed to an improvement in accounts receivable and inventory, partially offset by a decrease in accounts payable.

Net cash used for investing activities of $13.2 million in the first nine months of 2012 consisted of $13.3 million of capital expenditures which were slightly offset by $0.1 million of proceeds from the disposition of assets. Net cash used for investing activities in the first nine months of 2011 was comprised of $19.2 million of capital expenditures. We expect to spend approximately $20.0 million on capital expenditures in 2012. Capital expenditure amounts are expected to be funded from operating cash flows and credit facility borrowings.

Net cash used by financing activities of $15.9 million in the first nine months of 2012 mainly consisted of credit facility payments, the excess cash flow payment made to Senior Note Holders, debt financing costs associated with the Company's December 2011 Amendments along with an additional fee of $1.1 million to its Senior Note holders, which was capitalized and amortized over the remaining life of the Notes as an adjustment to interest expense. Net cash used by financing activities in the first nine months of 2011 of $10.1 million mainly consisted of credit facility payments and debt financing costs associated with the Company's January 2011 Amendments.

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

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or buy back stock. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. During the term of the Agreements, the Company was subject to an additional fee of 100 basis points in the event the Company's credit profile rating decreased to a defined level. Such a decrease occurred during the second quarter of 2012 and the Company incurred an additional fee of $1.1 million to its Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense.

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

At August 4, 2012, the Company had $118.3 million of total capacity and $20.4 million of outstanding loans under the credit facility at a weighted average interest rate of 1.77%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. The Company's average net revolver outstanding (average revolver borrowings net of cash) was approximately $61.1 million for the quarter ended August 4, 2012. Under the Company's most restrictive covenant, the Leverage Ratio, the Company had $18.9 million of availability on its credit facility as of August 4, 2012. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of August 4, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $13.4 million. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commence on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The first principal payment is expected to be paid in the fourth quarter of 2012, and the amounts associated with these payments are classified as current maturities of long term debt. Excluding these payments, borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2012 and 2019 and have interest rates ranging from 0.22% to 12.47%.

The Company was in compliance with all debt covenants as of August 4, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations

The following table reconciles operating earnings (GAAP) to operating earnings excluding special items (Non-GAAP), net earnings from continuing operations (GAAP) to net earnings from continuing operations excluding special items (Non-GAAP) and net earnings from continuing operations per diluted share (GAAP) to net earnings from continuing operations per diluted share excluding special items (Non-GAAP). Special items consist of restructuring and exit costs. We have also excluded the operations of our discontinued wheels, profiles, marine, Donchery sheet and Arlington, Texas compounding operations throughout this press release and in the presentation below. The only adjustment reconciling GAAP to non-GAAP results is restructuring and exit costs. The GAAP results include the beneficial impact from a lower effective tax rate in the current year period as well as the adverse impact of a higher effective tax rate in the prior year period. The non-GAAP results have not been adjusted for any changes in tax rates.

	Three Months Ended		Nine Months Ended
	August 4,	July 30,	August 4,	July 30,
(unaudited and in thousands, except per share data)	2012	2011	2012	2011
Operating earnings (GAAP)	$5,140	$8,325	$13,161	$13,603
Restructuring and exit costs	897	174	897	1,550
Operating earnings excluding special items (Non-GAAP)	$6,037	$8,499	$14,058	$15,153
Net earnings from continuing operations (GAAP)	$1,838	$2,988	$3,241	$3,996
Restructuring and exit costs, net of tax	628	110	628	976
Net earnings from continuing operations excluding special items (Non-GAAP)	$2,466	$3,098	$3,869	$4,972
Net earnings from continuing operations per diluted share (GAAP)	$0.06	$0.10	$0.10	$0.13
Restructuring and exit costs, net of tax	0.02	—	0.02	0.03
Net earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$0.08	$0.10	$0.12	$0.16

The following table reconciles operating earnings (loss) (GAAP) to operating earnings (loss) excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended			Three Months Ended
	August 4, 2012			July 30, 2011
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$6,871	$897	$7,768	$6,366	$(86)	$6,280
Packaging Technologies	4,031	—	4,031	6,855	—	6,855
Color and Specialty Compounds	2,077	—	2,077	2,854	260	3,114
Corporate	(7,839)	—	(7,839)	(7,750)	—	(7,750)
Total	$5,140	$897	$6,037	$8,325	$174	$8,499

	Nine Months Ended			Nine Months Ended
	August 4, 2012			July 30, 2011
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding (Non-GAAP) Special Items
Segment
Custom Sheet and Rollstock	$18,680	$897	$19,577	$19,058	$372	$19,430
Packaging Technologies	12,911	—	12,911	17,855	247	18,102
Color and Specialty Compounds	6,074	—	6,074	264	925	1,189
Corporate	(24,504)	—	(24,504)	(23,574)	6	(23,568)
Total	$13,161	$897	$14,058	$13,603	$1,550	$15,153

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since October 29, 2011. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 29, 2011, for a discussion of our exposure to market risk at October 29, 2011.

Item 4. Controls and Procedures

Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of August 4, 2012, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended August 4, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $100 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs.  In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River.  The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In the third quarter of 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of August 4, 2012, the Company had approximately $1.1 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminant that is of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the August 4, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

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

In January 2011, the Stamford, CT facility of Spartech Polycast, Inc., a subsidiary of the Company, received three notices of violation (NOVs) from the Connecticut Department of Environmental Protection (CTDEP) alleging violations of regulations governing air pollution control. The NOVs alleged: (1) failure to file a semi-annual monitoring report; (2) failure to have a leak detection and repair program that meets regulatory requirements; and, (3) failure to satisfy certain air emissions standards. During the third quarter, Spartech entered into a final order with CTDEP resolving the matter. The liabilities associated with the final order were not material to the Company's results of operations.

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
101
Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date:	September 12, 2012	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)