Form 10-K
period 2012-11-03
SPARTECH CORP
filed 2012-12-17
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (May 5, 2012): approximately $140 million.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,803,900 shares of Common Stock, $0.75 par value per share, outstanding as of December 1, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III of this Annual Report on Form 10-K).

SPARTECH CORPORATION
FORM 10-K FOR THE YEAR ENDED NOVEMBER 3, 2012

Cautionary Statements Concerning Forward-Looking Statements

Statements in this Form 10-K that are not purely historical, including statements that express the Company's belief, anticipation or expectation about future events, are forward-looking statements. “Forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relate to future events and expectations and include statements containing such words as “anticipates,” “believes,” “estimates,” “expects,” “would,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects,” and similar expressions. Forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which management is unable to predict or control, that may cause actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ from our forward-looking statements are as follows:

(a) The announced pending merger with PolyOne could cause disruptions in the business
(b) Uncertainty of the merger may cause customers, suppliers, employees, or strategic partners to delay or make different decisions about their relationship with the Company
(c) Required approvals and lawsuits challenging the merger could delay or prevent the closing of the merger
(d) Problems may arise in the integration of the businesses of PolyOne and the Company or the transaction may result in unexpected costs to merge the two companies

(e)	Adverse changes in economic or industry conditions, including global supply and demand conditions and prices for products of the types we produce

(f)	Our ability to compete effectively on product performance, quality, price, availability, product development, and customer service

(g)	Adverse changes in the markets we serve, including the packaging, transportation, building and construction, recreation and leisure, and other markets, some of which tend to be cyclical

(h)
Volatility of prices and availability of supply of energy and raw materials that are critical to the manufacture of our products, particularly plastic resins derived from oil and natural gas, including future impacts of natural disasters

(i)	Our inability to manage or pass through to customers an adequate level of increases in the costs of materials, freight, utilities, or other conversion costs

(j)	Our inability to achieve and sustain the level of cost savings, productivity improvements, gross margin enhancements, growth or other benefits anticipated from our improvement initiatives

(k)	Our inability to collect all or a portion of our receivables with large customers or a number of customers

(l)	Loss of business with a limited number of customers that represent a significant percentage of our revenues

(m)	Restrictions imposed on us by instruments governing our indebtedness, the possible inability to comply with requirements of those instruments and inability to access capital markets

(n)	Possible asset impairments

(o)
Our inability to predict accurately the costs to be incurred, time taken to complete, operating disruptions therefrom, potential loss of business or savings to be achieved in connection with production plant consolidations and line moves

(p)	Adverse findings in significant legal or environmental proceedings or our inability to comply with applicable environmental laws and regulations

(q)	Our inability to develop and launch new products successfully or without extensive additional costs

(r)	Possible weaknesses in internal controls

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

The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 is reported as a 53 week fiscal year. The Company's first quarter ended February 4, 2012 and year ended November 3, 2012 included 14 weeks and 53 weeks, respectively, compared to 13 weeks and 52 weeks in the prior year periods. Years presented are fiscal unless noted otherwise.

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations. All amounts presented within this Form 10-K are presented on a continuing basis, unless otherwise noted. See the Notes to Consolidated Financial Statements for further details of these divestitures and closures. The wheels, profiles and marine businesses were previously reported in the Engineered Products segment, and due to these dispositions, the Company no longer has this reporting segment.

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 15. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in that second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments, and historical segment results have been reclassified to conform to these changes. See “Note 16 - Segment Information” of the Notes to Consolidated Financial Statements for certain financial information regarding each segment.

On October 23, 2012, PolyOne Corporation (“PolyOne”), 2012 RedHawk, Inc., a wholly owned subsidiary of PolyOne (“Merger Sub”), 2012 RedHawk, LLC, a wholly owned subsidiary of PolyOne (“Merger LLC”), and Spartech Corporation (“Spartech”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Spartech will be merged with and into Merger Sub (the “Merger”), with Spartech to be the surviving corporation in the merger (the “Surviving Corporation”) and a wholly owned subsidiary of PolyOne, which is expected to be immediately followed by a merger of the Surviving Corporation with and into Merger LLC (the “Subsequent Merger”), with Merger LLC to be the surviving entity in the Subsequent Merger.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay approximately $84,000,000 in cash to Spartech shareholders.

The closing of the Merger is expected to occur during the first calendar quarter of 2013, subject to the satisfaction of customary closing conditions, including, among other things: (1) the adoption and approval of the Merger Agreement and the Merger by Spartech's stockholders; (2) receipt of required regulatory approvals; (3) the absence of certain legal impediments preventing the consummation of the Merger; (4) the effectiveness of the registration on Form S-4 to be filed by PolyOne relating to the PolyOne common shares to be issued in the Merger; (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (6) the approval by the New York Stock Exchange of the listing of PolyOne common shares issuable to Spartech stockholders under the Merger Agreement; and (7) the delivery of opinions from counsel to PolyOne and counsel to Spartech to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Each of PolyOne and Spartech has made representations, warranties and covenants in the Merger Agreement. Spartech's covenants and agreements include, among other things: (1) subject to certain conditions, to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the completion of the Merger; and (2) not to solicit or initiate discussions with third parties regarding alternative transactions and to respond to proposals regarding such alternative transactions only in accordance with the terms of the Merger Agreement. PolyOne's covenants and agreements include, among other things: (1) to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the completion of the Merger, subject to certain conditions; and (2) to prepare and file with the SEC a registration statement on Form S-4 to register the securities issuable to Spartech stockholders under the Merger Agreement.

See "Note 7 - Proposed Merger" of the Notes to Consolidated Financial Statements for certain information regarding the proposed merger.

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

Packaging Technologies
The Packaging Technologies segment manufactures custom-designed plastic packages and custom rollstock primarily used in the food and consumer product markets. The principal raw materials used in manufacturing packaging are plastic resins in pellet form which are extruded into rollstock or thermoformed into an end product. This segment sells packaging products principally through its own sales force, but it also uses a limited number of independent sales representatives. This segment produces and distributes the products from facilities in the United States, Canada, and Mexico. The Company's Packaging Technologies products are mainly used in the food, medical and consumer packaging and graphic arts market sectors.

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

Customer Base
The Company's top five (5) and twenty-five (25) customers represented approximately 15% and 35%, respectively of 2012 sales dollars. Approximately 80% of the Company's sales dollars are to companies operating in the United States. Based on the Company's classification of end markets, packaging is its largest single market, accounting for approximately 26% of 2012 sales dollars. Sales to the packaging end market as defined by the Company includes (i) rollstock and thermoformed packages sold from the Packaging Technologies reporting segment for use in food, medical and consumer packages; (ii) extruded sheet sold from the Custom Sheet and Rollstock reporting segment for material handling applications; and (iii) films, color concentrates and compounds sold from the Custom Sheet and Rollstock and Color and Specialty Compounds reporting segments for food and medical applications. The food and consumer sector of the packaging market historically has experienced higher growth and less cyclicality than other markets serviced by plastic processors. The Company is not dependent upon any single customer; however, the loss of a significant customer or several customers could adversely affect the Company's operating results, cash flows and financial condition on a short-term basis. The following table presents the Company's net sales dollars by end market in 2012 and 2011:

	2012	2011
Packaging (food packaging, material handling, consumer packaging)	26%	25%
Transportation (automotive, commercial truck, aircraft)	20%	19%
Building and Construction (building products, kitchen and bath)	16%	15%
Sign and Advertising (POP & display, graphic arts, signage)	6%	6%
Recreation and Leisure (RV parts, spas, outdoor furniture and camping)	6%	6%
Appliance and Electronics (refrigeration, electronics)	6%	7%
Other	20%	22%
	100%	100%

Distribution
Generally, the Company sells products through its own sales force, but also uses a limited number of independent sales representatives and wholesale distributors.

Backlog
The Company estimates that the total dollar value of backlog of firm orders as of November 3, 2012 and October 29, 2011 was approximately $101.7 million and $111.3 million, respectively, all of which the Company expects to ship within one year. The estimated backlog by segment at November 3, 2012 and October 29, 2011 is as follows (in millions):

	2012	2011
Custom Sheet and Rollstock	$58.1	$57.9
Packaging Technologies	21.9	17.7
Color and Specialty Compounds	21.7	35.7
	$101.7	$111.3

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

Environmental
The Company's operations are subject to extensive environmental, health and safety laws and regulations at the federal, state, local and foreign governmental levels. The nature of the Company's business exposes it to risks of liability under these laws and regulations due to the production, storage, transportation, recycling, disposal and/or sale of materials that can cause contamination or personal injury if they are released into the environment or workplace. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the Company's capital expenditures, earnings or competitive position. It is not anticipated that the Company will have material capital expenditures for environmental control facilities during the next year. For additional information regarding risks due to regulations relating to the protection of the environment, see Part 1 - Item 3 “Legal Proceedings” and “Note 15 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Employees
Spartech had approximately 2,600 employees as of November 3, 2012. Approximately 32% of the Company's employees are represented under multiple collective bargaining agreements, which terminate at various times between February 2013 and February 2016. Management believes that the Company's employee relations are satisfactory.

Geographic Areas
The Company operates in thirty (30) manufacturing facilities located in the United States, Canada, France and Mexico. Information regarding the Company's operations in various geographic segments is discussed in the Notes to Consolidated Financial Statements. The Company's Canadian, French and Mexican operations may be affected periodically by foreign political and economic developments, laws and regulations, and currency fluctuations.

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

We may be unable to obtain satisfaction of all conditions to complete our merger with PolyOne, including the approval of our stockholders, in the anticipated timeframe.
On October 23, 2012, PolyOne Merger Sub, Merger LLC, and Spartech entered into a Merger Agreement pursuant to which Spartech will be merged with and into Merger Sub, with Spartech to be the surviving corporation in the Merger and a wholly owned subsidiary of PolyOne. The merger will happen only if stated conditions are met, including the approval of the merger proposal by Spartech's stockholders, the receipt of regulatory approvals, and the absence of any material adverse effect in the business of Spartech or PolyOne. Many of the conditions are outside the control of Spartech and PolyOne, and both parties also have stated rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers or strategic partners to delay or defer decisions concerning Spartech or PolyOne, which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on the respective businesses of Spartech and PolyOne or retention of key employees, regardless of whether the merger is ultimately completed. Uncertainty regarding the merger may cause customers, suppliers or strategic partners to delay or defer decisions concerning PolyOne and Spartech and adversely affect each company's ability to effectively manage their respective businesses.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.
The conditions to the completion of the Merger may not be satisfied as noted above.  If the Merger is not completed for any reason, we will be subject to several risks, including the following:

•	being required to pay certain costs relating to the Merger, including certain investment banking, financing, legal and accounting fees and expenses, whether or not the Merger is completed;

•	having had the focus of Spartech management directed towards the Merger and integration planning instead of our core business and other opportunities that could have been beneficial to us;

•
a decrease in the price of Spartech common stock to the extent that the current market price of the stock reflects a market assumption that the Merger will be completed or as a result of the market's perceptions that the Merger was not consummated due to an adverse change in our business; and

•
a lack of alternative business combination transactions that would create stockholder value comparable to the value perceived to be created by the Merger in the event Spartech Board of Directors determines to seek an alternative transaction.

In addition, Spartech would not realize any of the expected benefits of having completed the Merger and would continue to have risks that we currently face as an independent company. For example, our business may be harmed, and the price of our stock may decline as a result, to the extent that employees, customers, suppliers, and others believe that we cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about our future prospects in the absence of the Merger.

The Merger Agreement restricts the conduct of our business prior to the completion of the Merger and limits our ability to pursue an alternative acquisition proposal to the Merger.
Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to exercise certain of our business strategies.  These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

In addition, the Merger Agreement prohibits Spartech from initiating, soliciting or knowingly encouraging the submission of, participating or engaging in any negotiations or discussions with respect to certain alternative acquisition proposals with third parties, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $8.8 million if the Merger Agreement is terminated under certain circumstances, including if we terminate to accept an alternative acquisition proposal.  These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Merger. The termination fee may also discourage third parties from pursuing an acquisition proposal with respect to Spartech.

Because the market price of shares of PolyOne common stock will fluctuate and the exchange ratio that forms a part of the Merger Consideration in the Merger will not be adjusted to reflect such fluctuations, Spartech stockholders cannot be sure of the value of the stock portion of the Merger Consideration they will receive in the Merger.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay approximately $84,000,000 in cash to Spartech shareholders.

The number of shares of PolyOne common stock to be issued pursuant to the Merger Agreement for each share of Spartech common stock will not change to reflect changes in the market price of PolyOne or Spartech common stock. The market price of PolyOne common stock at the time of completion of the Merger may vary significantly from the market prices of PolyOne common stock on the date the Merger Agreement was executed or at other later dates, including the date on which Spartech stockholders vote on the adoption of the Merger Agreement. Because we will not adjust the exchange ratio to reflect any changes in the market value of PolyOne common stock or Spartech common stock, the market value of the PolyOne common stock issued in connection with the merger and the Spartech common stock surrendered in connection with the merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market reaction to the announcement of the merger and market assessment of the likelihood that the merger will be completed, changes in the business, operations or prospects of PolyOne or Spartech prior to or following the merger, regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of PolyOne and Spartech.

If the Merger is completed, the combined company may not be able to successfully integrate the business of Spartech and PolyOne and therefore may not be able to realize the anticipated benefits of the Merger.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay approximately $84,000,000 in cash to Spartech shareholders. Because a portion of the Merger Consideration consists of PolyOne common stock, realization of the anticipated benefits in the Merger will depend, in part, on the combined company's ability to successfully integrate the businesses and operations of PolyOne and Spartech. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations, and support functions.

The process of integrating PolyOne's and Spartech operations could cause an interruption of or loss of momentum in, the combined company's business and financial performance. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and the integration of the two companies' operations could have an adverse effect on the business, financial results, financial condition, or stock price of PolyOne (as the combined company following the Merger). The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings and synergies anticipated from the Merger will be realized.

Pending litigation against Spartech, PolyOne, Merger Sub and our directors could result in an injunction preventing completion of the Merger, or the payment of damages in the event the Merger is completed and/or may adversely affect the combined company's business, financial condition or results of operations following the Merger.
Since the announcement on October 23, 2012 of the signing of the Merger Agreement, Spartech, PolyOne, as well as the members of our Board of Directors, have been named as defendants in two lawsuits purportedly brought by our stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Spartech, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by PolyOne. The lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed−upon terms, monetary relief and attorneys' fees and costs.

One of the conditions to the closing of the Merger is that no injunction preventing the consummation of the Merger and the other transactions contemplated by the Merger Agreement shall be in effect and that no statute, rule, regulation, order, injunction or decree shall have been enacted, entered, promulgated or enforced by any governmental entity that prohibits or makes illegal the consummation of the Merger. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us and PolyOne. In addition, Spartech and PolyOne could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers. See also Legal Proceedings - Litigation for more information about the lawsuits that have been filed related to the Merger.

Recessions, adverse market conditions or downturns in the end markets served by the Company may negatively impact the Company's sales, profitability, operating results and cash flows.
The Company's sales, profitability, operating results and cash flows may be negatively impacted in the future due to changes in general economic conditions, recessions or adverse conditions. Continued uncertainty regarding the recovery of the global economy, especially in North America, including continued low levels of job recovery and business and consumer spending, have resulted in challenges to the Company's business and the end markets the Company serves, including the transportation, building and construction and recreation and leisure end markets, which represented approximately 20%, 16%, and 6%, respectively of the Company's sales during the year ended November 3, 2012. If economic conditions worsen, the Company could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by customers, prospective customers and suppliers.

The Company's credit facility and senior notes contain a number of restrictive covenants; breaches of these covenants are events of default and could cause the acceleration of debt beyond the Company's ability to fund such debt.
The Company's credit facility and senior notes contain a number of restrictive covenants as described in more detail in the Notes to Consolidated Financial Statements. The terms of the Company's senior notes also require certain prepayments of principal which began in September 2012 and continue each following year until their full repayment in September 2016. If one or more of these covenants is breached or liquidity is restricted due to the required repayments, the Company could be required to negotiate with its debt-holders to waive or revise the covenant or seek to refinance the debt. If the Company is not successful in an effort to negotiate with existing debt-holders or refinance the debt, the Company may not have the ability to fund the debt, which could adversely impact cash flows, liquidity, its ability to invest in capital equipment, and the Company's financial condition.

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
Although no single customer represented more than 10% of the Company's consolidated sales in fiscal 2012, the Company's top five (5) and twenty-five (25) customers represented approximately 15% and 35%, respectively of fiscal 2012 sales dollars. The Company's financial results may continue to depend in part upon a small number of large customers. If a significant customer or several customers are lost, becomes unable to pay timely, is unable to continue its operations, or if changes in the business of a significant customer occur, the Company's results of operations, cash flows, and financial condition could be adversely impacted.

The Company is subject to litigation and environmental regulations that could adversely impact the Company.
The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental, commercial, product liability, employment and other matters, several of which claim substantial amounts of damages. The Company has recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. It is possible that the Company's ultimate liability could materially differ from the Company's estimated liability. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and could incur substantial costs as a result of the non-compliance with or liability for cleanup or other costs or damages under environmental laws. In the event of one or more adverse determinations, the impact on the Company's results of operations, cash flows, and financial condition could be material to any specific period. See Part 1 - Item 3 “Legal Proceedings” and “Note 15 - Commitments and Contingencies” of the Notes to Consolidated Financial Statements for further information on specific material cases.

A major failure to the Company's information systems could harm its business.
Over the past few years, the Company has implemented a company-wide Oracle information system and business intelligence reporting capabilities. Most of the Company is integrated into these information systems, which are required to process orders; respond to customer inquiries; schedule production, manage inventory; purchase, sell; and ship product on a timely basis; and provide daily, weekly, and monthly key performance indicators to decision-makers. The Company may experience operating problems with its information systems as a result of system failures, viruses, computer hackers, or other causes. Any significant disruption or slowdown of the Company's information systems could cause orders to be lost, delayed or canceled or data to become unavailable, which could adversely impact the Company's business.

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
Various labor unions represent approximately 32% of our hourly-paid employees under collective bargaining agreements, which terminate at various times between February 2013 and February 2016. Labor organizing activities could result in additional employees becoming unionized. Although we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can successfully negotiate future collective bargaining agreements or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations. Labor negotiations and disputes could also require significant management resources to resolve, which could have a negative impact on our business.

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
None.

ITEM 2. PROPERTIES

As of November 3, 2012, the Company operates in thirty (30) manufacturing facilities located in the United States, Canada, France and Mexico. Additional information regarding the Company's operations within the various geographic segments is discussed in the Notes to Consolidated Financial Statements.

In 2008, the Company announced a financial improvement plan that included reducing costs, building a low cost-to-serve model and disposing of non-core assets. This resulted in the consolidation, shutdown or sale of underperforming and non-core facilities. Over the last four years, the total number of the Company's manufacturing facilities has been reduced by twelve (12) to thirty (30).

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

The following table sets forth a list of our principal production and other facilities throughout the world as of November 3, 2012:

Facility Location	Segment	Primary Function	Primarily Owned/Leased
Arlington, Texas	Custom Sheet and Rollstock	Sales and Logistics	Leased
Brownsville, Texas	Packaging Technologies	Manufacturing	Leased
Cape Girardeau, Missouri	Custom Sheet and Rollstock	Administrative Offices and Manufacturing	Owned
Cape Girardeau, Missouri	Color and Specialty Compounds	Manufacturing	Owned
Clayton, Missouri	Corporate	Corporate Headquarters	Leased
Clayton, Missouri	Corporate	Administrative Offices	Leased
Cornwall, Ontario *	Custom Sheet and Rollstock	Manufacturing	Owned
Donchery, France	Color and Specialty Compounds	Manufacturing	Owned
Donora, Pennsylvania	Color and Specialty Compounds	Manufacturing	Owned
Evanston, Illinois	Custom Sheet and Rollstock	Manufacturing	Leased
Goodyear, Arizona	Custom Sheet and Rollstock	Manufacturing	Leased
Granby, Quebec	Custom Sheet and Rollstock and Packaging Technologies	Manufacturing	Owned
Greenville, Ohio	Custom Sheet and Rollstock	Manufacturing	Owned
Hackensack, New Jersey	Custom Sheet and Rollstock	Manufacturing	Owned
La Mirada, California	Custom Sheet and Rollstock and Packaging Technologies	Manufacturing	Leased
Lake Charles, Louisiana	Color and Specialty Compounds	Manufacturing	Owned

Lockport, New York	Color and Specialty Compounds	Manufacturing	Owned
Manitowoc, Wisconsin	Custom Sheet and Rollstock and Color and Specialty Compounds	Manufacturing	Owned
Maryland Heights, Missouri	Corporate	Technology & Innovation Center	Leased
McMinnville, Oregon	Custom Sheet and Rollstock	Manufacturing	Owned
Muncie, Indiana	Packaging Technologies	Manufacturing	Owned
Newark, New Jersey	Custom Sheet and Rollstock	Manufacturing	Owned
Paulding, Ohio	Custom Sheet and Rollstock	Manufacturing	Owned
Pleasant Hill, Iowa	Custom Sheet and Rollstock	Manufacturing	Owned
Portage, Wisconsin	Custom Sheet and Rollstock and Packaging Technologies	Administrative Offices and Manufacturing	Owned
Portage, Wisconsin	Custom Sheet and Rollstock	Manufacturing	Leased
Ramos Arizpe Coahuila, Mexico	Custom Sheet and Rollstock, Color and Specialty Compounds, and Packaging Technologies	Manufacturing	Owned
Ripon, Wisconsin	Packaging Technologies	Manufacturing	Owned
Salisbury, Maryland	Custom Sheet and Rollstock	Manufacturing	Owned
Sheboygan Falls, Wisconsin	Custom Sheet and Rollstock and Packaging Technologies	Manufacturing	Owned
Stamford, Connecticut	Custom Sheet and Rollstock	Manufacturing	Owned
Stratford, Ontario *	Color and Specialty Compounds	Manufacturing	Owned
Warsaw, Indiana	Custom Sheet and Rollstock	Manufacturing	Owned
Washington, Pennsylvania	Color and Specialty Compounds	Administrative Offices	Leased
Wichita, Kansas	Custom Sheet and Rollstock	Manufacturing	Owned
Wichita, Kansas	Custom Sheet and Rollstock	Logistics	Leased

* In process of completing a consolidation that will result in the shutdown of the facility in 2013.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $125 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. Currently, the Cooperating Parties understand that the USEPA is finalizing this study and expects to issue it in 2013, and that the preferred early remedial alternatives are estimated by USEPA to cost $1.9 billion to $3.4 billion.  The Cooperating Parties are preparing comments on the final study.  In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In the third quarter of 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of November 3, 2012, the Company had approximately $1.2 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminant that is of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the November 3, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared and Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons was seeking unspecified damages, including costs related to a voluntary product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) was seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. On November 14, 2012, the Court granted summary judgment on behalf of all of the Defendants in the case for full dismissal of the matter. The Court will issue its final order in the coming weeks. Simmons has the right to appeal the Court's ruling for 45 days after the final order is entered. Based upon these recent developments, management does not believe that the ultimate liabilities resulting from this proceeding, if any, will be material to the Company's results of operations and will not have a material adverse effect on the Company's consolidated financial position or cash flows.

On November 15, 2012, Steven Weinreb, purportedly one of Spartech's stockholders, filed suit in the Circuit Court of St. Louis County, Missouri, as a putative class action against Spartech, each of Spartech's directors, PolyOne Corporation, 2012 Redhawk, Inc., and 2012 Redhawk, LLC challenging Spartech's proposed merger with PolyOne. The stockholder action alleges, among other things, that (i) each member of the board of directors of Spartech breached his or her fiduciary duties to Spartech and its stockholders in authorizing the sale of Spartech to PolyOne, (ii) the merger does not maximize value to Spartech stockholders, and (iii) Spartech and PolyOne aided and abetted the breaches of fiduciary duty allegedly committed by the members of the board of directors of Spartech. The stockholder actions seek class action certification and equitable relief, including an injunction against consummation of the merger. Spartech believes the plaintiff's allegations lack merit and will vigorously contest them.

On November 16, 2012, Thomas Warren, purportedly one of Spartech's stockholders, filed suit in the Circuit Court of St. Louis County, Missouri, as a putative class action against Spartech, each of Spartech's directors, PolyOne Corporation, 2012 Redhawk, Inc., and 2012 Redhawk, LLC challenging Spartech's proposed merger with PolyOne. The stockholder action alleges, among other things, that (i) each member of the board of directors of Spartech breached his or her fiduciary duties to Spartech and its stockholders in authorizing the sale of Spartech to PolyOne, (ii) the merger does not maximize value to

Spartech stockholders, and (iii) Spartech and PolyOne aided and abetted the breaches of fiduciary duty allegedly committed by the members of the board of directors of Spartech. The stockholder actions seek class action certification and equitable relief, including an injunction against consummation of the merger. Spartech believes the plaintiff's allegations lack merit and will vigorously contest them.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Spartech's common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “SEH.” There were approximately 1,150 shareholders of record at December 11, 2012. The following table sets forth the quarterly high and low prices of the common stock per common share for the fiscal years 2012 and 2011:

Common Stock Price		1stQuarter	2ndQuarter	3rdQuarter	4thQuarter	Fiscal Year
2012	High	$6.72	$7.15	$5.89	$8.95	$8.95
	Low	3.40	4.40	3.40	4.95	3.40

2011	High	$9.99	$8.89	$7.29	$6.08	$9.99
	Low	8.10	6.54	5.50	2.75	2.75

The Company's Board of Directors periodically reviews the dividend policy based upon the Company's financial results and cash flow projections. On December 6, 2011, the Company entered into concurrent amendments to its Amended and Restated Credit and 2004 Senior Note agreements. Under the amendments, the Company is subject to certain restrictions in its ability to pay dividends or repurchase its common stock. The Company did not complete any purchases of its common stock or pay dividends during 2012 or 2011.

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

	Fiscal Year Ended (a)
(in thousands, except per share, per pound and employee data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Net Sales:
In Dollars	$1,149,355	$1,102,290	$1,022,896	$926,777	$1,321,169
In Volume (pounds) (b)	922,375	898,156	914,990	860,437	1,166,282
Gross Margin (c)	$111,364	$97,362	$108,603	$116,308	$116,237
Depreciation and Amortization	31,641	32,824	36,632	41,302	43,278
Operating Earnings (Loss) (d)	15,613	(21,286)	(61,136)	26,135	(206,234)
Operating Earnings (Loss) excluding special items	24,447	21,133	19,492	35,928	23,901
Interest Expense	11,875	10,947	12,025	15,379	19,403
Net Earnings (Loss) from Continuing Operations (d)	2,687	(23,383)	(49,643)	3,305	(171,649)
Net (Loss) Earnings from Discontinued Operations	(91)	2,316	(732)	5,046	(20,463)
Net Earnings (Loss) (e)	2,596	(21,067)	(50,375)	8,351	(192,112)
Net Earnings from Continuing Operations excluding special items	8,604	6,252	6,558	10,193	5,434

Per Share Information:
Earnings (Loss) per Share-Diluted from Continuing Operations	$0.09	$(0.76)	$(1.63)	$0.11	$(5.61)
(Loss) Earnings per Share-Diluted from Discontinued Operations	(0.01)	0.08	(0.03)	0.16	(0.68)
Earnings (Loss) per Share-Diluted	0.08	(0.69)	(1.65)	0.27	(6.29)
Earnings per Share-Diluted from Continuing Operations excluding special items	0.28	0.20	0.21	0.33	0.18
Dividends Declared per Share	—	—	—	0.05	0.37
Book Value per Share (b)	5.87	5.61	6.25	7.71	7.42

Balance Sheet Data:
Working Capital (f)	$102,109	$105,182	$90,489	$86,513	$99,224
Working Capital as a Percentage of Net Sales (b)	8.9%	9.5%	8.8%	9.3%	7.5%
Total Debt	$134,924	$157,211	$172,472	$216,434	$274,654
Total Assets	544,633	549,702	577,141	662,071	762,419
Shareholders’ Equity	179,985	172,932	193,006	236,879	226,790

Ratios/Other Data:
Cash Flow from Operations	$44,273	$42,298	$39,330	$65,264	$96,612
Capital Expenditures	19,967	29,072	21,432	8,098	17,276
Cash Flow (used) provided by Investing Activities	(19,813)	(28,619)	(17,872)	24,579	(17,484)
Cash Flow used by Financing Activities	(24,235)	(17,153)	(43,565)	(65,006)	(80,395)
Operating Earnings (Loss) per Pound Sold (b)	0.017	(0.024)	(0.067)	0.030	(0.177)
Total Debt to Total Debt and Equity (b)	42.8%	47.6%	47.2%	47.7%	54.8%
Number of Employees (b)	2,600	2,500	2,400	2,350	3,150
Common Shares:
Outstanding at Year-End	30,802	30,832	30,884	30,719	30,564
Weighted Average-Diluted	30,896	30,663	30,536	30,470	30,264

Notes to table:

(a)	The Company's fiscal year ends on the Saturday closest to October 31. Because of this convention, every fifth or sixth fiscal year has an additional week, and 2012 was reported as a 53 week year.

(b)	Amounts are unaudited.

(c)	Calculated as net sales less cost of sales. Gross margin excludes the effect of amortization expense.

(d)
2012 operating earnings and net earnings from continuing operations were impacted by charges totaling $8.8 million ($5.9 million net of tax), comprising merger and transaction costs of $6.9 million ($4.5 million net of tax), restructuring and exit costs of $2.5 million ($1.9 million net of tax), and foreign currency gains of $0.6 million ($0.4 million net of tax). 2011 operating loss and net loss from continuing operations were impacted by charges totaling $42.4 million ($29.6 million net of tax), comprising goodwill impairments of $40.5 million ($28.4 million net of tax), restructuring and exit costs of $2.2 million ($1.4 million net of tax), and foreign currency gains of $0.2 million ($0.2 million net of tax). 2010 operating loss and net loss from continuing operations were impacted by charges totaling $80.6 million ($60.1 million net of tax), comprising goodwill impairments of $56.1 million ($45.0 million net of tax), fixed asset and other intangible asset impairments of $13.7 million ($8.3 million net of tax), restructuring and exit costs of $7.3 million ($4.5 million net of tax), foreign currency losses of $2.1 million ($1.5 million net of tax), and expenses relating to a separation agreement with the Company's former President and Chief Executive Officer of $1.4 million ($0.8 million net of tax). 2010 net loss from continuing operations was also impacted by debt extinguishment costs of $0.7 million ($0.5 million net of tax) and tax benefits on restructuring of foreign operations of $4.4 million. 2009 operating earnings and net earnings from continuing operations were impacted by fixed asset impairments of $2.6 million ($2.4 million net of tax), restructuring and exit costs of $5.2 million ($3.2 million net of tax), and foreign currency losses of $2.0 million ($1.2 million net of tax). 2008 operating loss and net loss from continuing operations were impacted by charges of $230.1 million ($177.1 million net of tax) relating to goodwill impairments of $218.0 million ($168.8 million net of tax), fixed asset and other intangible asset impairments of $9.0 million ($6.2 million net of tax), restructuring and exit costs of $2.2 million ($1.5 million net of tax), and foreign currency losses of $0.9 million ($0.6 million net of tax).

(e)	2009 net earnings included a gain of $6.2 million relating to the sale of the wheels and profiles businesses.

(f)	Calculated as total current assets excluding cash and cash equivalents less total current liabilities excluding current maturities of long-term debt.

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

Non-GAAP Financial Measures
Item 7 contains financial information prepared in accordance with US generally accepted accounting principles (“GAAP”) and operating earnings excluding special items, net earnings from continuing operations excluding special items and net earnings from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include merger and transaction costs, foreign exchange gains/losses, restructuring and exit costs, goodwill impairment, other intangibles and fixed asset impairments, CEO separation costs, debt extinguishment costs and tax benefits from restructuring of foreign operations.

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

	Percentage of Net Sales
	2012	2011
Custom Sheet and Rollstock	53%	53%
Packaging Technologies	21%	22%
Color and Specialty Compounds	26%	25%
	100%	100%

On October 23, 2012, PolyOne Merger Sub, Merger LLC, and Spartech entered into a Merger Agreement pursuant to which Spartech will be merged with and into Merger Sub, with Spartech to be the surviving corporation in the Merger and a wholly owned subsidiary of PolyOne.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay approximately $84,000,000 in cash to Spartech shareholders.

The closing of the Merger is expected to occur during the first calendar quarter of 2013, subject to the satisfaction of customary closing conditions, including, among other things: (1) the adoption and approval of the Merger Agreement and the Merger by Spartech's stockholders; (2) receipt of required regulatory approvals; (3) the absence of certain legal impediments preventing the consummation of the Merger; (4) the effectiveness of the registration on Form S-4 to be filed by PolyOne relating to the PolyOne common shares to be issued in the Merger; (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (6) the approval by the New York Stock Exchange of the listing of PolyOne common shares issuable to Spartech stockholders under the Merger Agreement; and (7) the delivery of opinions from counsel to PolyOne and counsel to Spartech to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Early termination of the required waiting period under Hart-Scott-Rodino Antitrust Improvements Act was granted on November 21, 2012.

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

The Company assesses net sales changes using three major drivers: underlying volume, price changes, and mix of product sold. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 is reported as a 53 week fiscal year. The Company's first quarter ended February 4, 2012 and year ended November 3, 2012 included 14 weeks and 53 weeks, respectively, compared to 13 weeks and 52 weeks in the prior year periods. Please see the reconciliation tables and narrative below for adjustments to GAAP and discussion of special items affecting results. Special items include restructuring and exit costs. Years presented are fiscal unless noted otherwise.

Executive Summary
Net sales of $1.1 billion in 2012 increased 4% from 2011 representing a 1% increase from price/mix, a 2% increase from the impact of an extra week, and a 1% increase in volume. The increase in volume was due to an increase in sales of sheet for material handling applications along with increased sales volume of compounds and sheet to the automotive and commercial construction end markets. The price/mix changes related to a product mix that included a greater percentage of higher priced products and the impact of changing raw material prices passed through as changes in selling price. Operating earnings excluding special items increased by $3.3 million to $24.4 million in 2012. The $3.3 million increase in earnings was primarily caused by improvements in our operations from our turnaround efforts. This increase overcame a $3.3 million change in bad debt expense from reversals in the prior year. The increase for the year also reflects the impact of an additional week, which accounts for approximately $1.6 million of the total change in 2012 vs. 2011. The higher gross margin was caused by increases in sales volume, production efficiencies and better product mix.

During 2012, we showed continued improvements from our turnaround efforts in our Color and Specialty Compounds segment, which we began in the first quarter of 2011. We also realized continued momentum in our turnaround efforts in the Custom Sheet and Rollstock segment which we began in the third quarter of 2011.

Outlook
The Company gained momentum on its key priorities and turnaround efforts in 2012 which provided for the improved results and established a stronger foundation for future earnings growth. We expect to continue to build on this foundation and execute on our growth strategy which focuses on shifting our product mix towards more specialized and higher margin products. We expect continued improvements from our turnaround efforts in our Color and Specialty Compounds and Custom Sheet and Rollstock segments. The Packaging Technologies segment is positioned to capitalize on its expanded customer base in 2013. While recent customer order patterns have remained stable and resin costs have experienced downward pressure, slow and uncertain demand in the markets we serve and dynamic raw material costs may impact our financial results in future periods. We expect low to moderate sales volume growth in 2013 as well as higher selling prices and a continued shift in mix to higher margin business which should result in solid improvement in our results for the full year 2013 compared to 2012.  We remain committed to providing value to our stockholders through the completion of our turnaround strategy, the shift of mix to more specialty products, and focus on sustainable growth.

Results of Operations
Comparison of 2012 and 2011:

Consolidated Summary
Net sales were $1,149.4 million and $1,102.3 million in 2012 and 2011, respectively, representing an 4% increase. The increase was caused by:

2012 vs. 2011
Underlying volume	1%
Volume from additional week	2%
Price/Mix	1%
Total	4%

The increase in volume was due to an increase in sales of sheet for material handling applications along with increased sales volume of compounds and sheet to the automotive and commercial construction end markets. The price/mix changes related to a product mix that included a greater percentage of higher priced products and the impact of changing raw material prices passed through as changes in selling price.
The following table presents net sales, cost of sales and the resulting gross margin in dollars and on a per pound sold basis for 2012 and 2011. Cost of sales presented in the consolidated statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	2012	2011
Dollars and Pounds (in millions)
Net sales	$1,149.4	$1,102.3
Cost of sales	1,038.0	1,004.9
Gross margin	$111.4	$97.4

Pounds sold	922	898
Dollars per Pound Sold
Net sales	$1.247	$1.227
Cost of sales	1.126	1.119
Gross margin	$0.121	$0.108

Gross margin per pound sold increased from 10.8 cents in 2011 to 12.1 cents in 2012. This increase primarily reflects the impact of the Company's turnaround efforts, shift to higher margin business and production efficiencies which was somewhat offset by increased costs due to higher labor associated with certain operating improvements.

Selling, general and administrative expenses were $85.2 million in 2012 compared to $74.5 million in 2011. The increase reflects higher labor and variable pay expenses along with the impact of $2.0 million in net bad debt income in 2011 compared to $1.3 million of bad debt expense in 2012. We established reserves for two large customers in 2010 and we recorded $3.1 million of income in 2011 because of favorable developments of contingencies on two customer receivable balances.

In the fourth quarter of 2012, the Company completed its annual goodwill impairment testing and concluded that the carrying value of its Packaging Technologies reporting unit is not impaired. Packaging Technologies has a goodwill balance of $47.5 million and is the only reporting unit with a goodwill balance as of fiscal year-end 2012. During the fourth quarter of 2011, the Company completed its annual goodwill impairment test and recorded $40.5 million of non-cash goodwill impairments. We concluded that the carrying amount of goodwill was impaired due to differences between the Company's fair value and book value of our Custom Sheet and Rollstock segment.

During 2011, we recorded $13.7 million of non-cash other intangible and fixed asset impairments that were caused by under-performance of historical acquisitions and decisions to dispose of certain fixed assets.

Restructuring and exit costs were $2.5 million in 2012 compared to $2.2 million in 2011. For both periods, restructuring and exit costs were comprised of employee severance, facility consolidation and shutdown costs and fixed asset valuation adjustments including accelerated depreciation from shortening useful lives. These costs resulted from the Company's improvement initiatives, which include an objective of reducing the Company's fixed portion of its cost structure. Refer to Note 6, Restructuring for further information regarding restructuring plans.

In conjunction with the definitive merger agreement under which PolyOne Corporation will acquire all the outstanding shares of Spartech, the Company has incurred various costs triggered by and directly related to the merger transaction. In the fourth quarter of 2012, Spartech recognized $6.9 million of merger and transaction costs, including stock compensation expense from the acceleration of vesting of all outstanding equity awards, legal and financial advisor fees, and other costs directly related to the proposed merger transaction.

Interest expense, net of interest income, was $11.9 million in 2012 compared to $10.9 million in 2011. The increase was primarily driven by higher interest rates, the additional fee to Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense, and the impact of the extra week.

Income tax expense was $1.1 million in 2012 compared to a benefit of $8.9 million in 2011 representing an effective tax rate of 28% and 27%, respectively. The Company's 2012 tax rate was impacted by several discrete tax adjustments. The majority of these items related to income tax return to provision adjustments. The Company's 2011 tax rate was impacted by the portion of goodwill impairment which was not deductible in the amount of $8.3 million.

We reported net earnings from continuing operations of $2.7 million or $0.09 per diluted share in 2012, which compared to a loss of $23.4 million or $0.76 per diluted share in 2011. Excluding special items, we reported net earnings from continuing operations of $8.6 million or $0.28 per diluted share in 2012, compared to $6.3 million or $0.20 per diluted share in 2011. The increase was due to impact of the Company's turnaround efforts, shift to higher margin business, production efficiencies and an additional week in 2012.

Net loss from discontinued operations, net of tax was $0.1 million in 2012 compared to earnings of $2.3 million in 2011. The earnings in 2011 mainly resulted from the settlement agreement for breach of contract by Chemtura that led to $3.0 million in cash proceeds after tax.

Segment Results
The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Item 3. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities of a product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align the management of this product line with end markets. During the second quarter of 2010, we moved our organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in this second quarter, we reorganized our internal reporting and management responsibilities of certain product lines between our Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments. Historical segment results have been reclassified to conform to these changes.

Custom Sheet and Rollstock Segment
Net sales were $604.3 million and $577.4 million in 2012 and 2011, respectively. The change was caused by:

2012 vs. 2011
Underlying volume	-1%
Volume from additional week	2%
Price/Mix	4%
Total	5%

The decrease in underlying volume reflects lower sales to the appliance and electronics end market which was mostly offset by the increase in sales of sheet for material handling applications along with increases in automotive and commercial construction end markets. The price/mix increase was mostly caused by increases in selling prices and greater mix of higher-priced products.

Operating earnings excluding special items were $30.4 million in 2012 compared to $24.9 million in 2011. The increase in operating earnings was attributable to an increased mix of higher margin products and operating improvements such as increased production yield and regrind material usage, which were slightly offset by increased costs related to labor and variable pay. This increase overcame a $3.2 million change in bad debt expense from reversals in the prior year.

Packaging Technologies
Net sales were $243.1 million and $244.0 million in 2012 and 2011, respectively. The net sales changes were:

2012 vs. 2011
Underlying volume	-4%
Volume from additional week	2%
Price/Mix	2%
Total	—%

The decrease in underlying volume can be mainly attributed to a decrease in graphic arts sales related to certain programs not continuing in 2012. The price/mix increase was primarily related to a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $18.0 million in 2012, compared to $23.8 million in 2011. The decrease in operating earnings was due to lower volume, start-up costs associated with accelerating production on our first Packaging Technologies line in Mexico, and additional development costs with various new customer programs in 2012.

Color and Specialty Compounds Segment
Net sales were $302.0 million and $280.9 million in 2012 and 2011, respectively, representing an 8% increase. The increase was caused by:

2012 vs. 2011
Underlying volume	5%
Volume from additional week	2%
Price/Mix	1%
Total	8%

The increase in underlying volume was due to a significant increase in sales to the commercial construction market, automotive sector of the transportation market and agricultural market. The price/mix increase was mostly caused by increases in selling prices to pass through increases in raw material costs and a greater percentage of higher-priced products.

Operating earnings excluding special items were $9.0 million in 2012 compared to $3.3 million in 2011. The significant increase in operating earnings reflects the increase in sales volume, benefits from improvements on our key priorities and a greater mix of higher margin products, which more than offset the impact of costs increases related to repairs and maintenance and labor costs.
Corporate
Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees, the impact of foreign currency exchange gains and losses, and Passaic environmental costs. Corporate operating expenses were $39.3 million in 2012 compared to $30.7 million in 2011. The increased expenses in 2012 were mainly due to costs related to merger related expenses of $6.9 million, Passaic environmental costs and increased legal fees.

Comparison of 2011 and 2010:

Consolidated Summary
Net sales were $1,102.3 million and $1,022.9 million in 2011 and 2010, respectively, representing an 8% increase. The increase was caused by:

2011 vs. 2010
Underlying volume	-2%
Price/Mix	10%
Total	8%

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

Selling, general and administrative expenses were $74.5 million in 2011 compared to $86.7 million in 2010. The decrease reflects the impact of $2.0 million in net bad debt income in 2011 compared to $8.1 million of bad debt expense in 2010. We established reserves for two large customers in 2010 and we recorded $3.1 million of income in 2011 because of favorable developments of contingencies on two customer receivable balances.

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

During 2010, we recorded $13.7 million of non-cash other intangible and fixed asset impairments that were caused by under-performance of historical acquisitions and decisions to dispose of certain fixed assets.

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

We reported a net loss from continuing operations of $23.4 million or $0.76 per diluted share in 2011, which compared to a loss of $49.6 million or $1.63 per diluted share in 2010. Excluding special items, we reported net earnings from continuing operations of $6.3 million or $0.20 per diluted share in 2011, compared to $6.6 million or $0.21 per diluted share in 2010. The increase was mainly due to the lower selling, general and administrative expenses as previously discussed.

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

Segment Results
The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Item 3. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities of a product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align the management of this product line with end markets. During the second quarter of 2010, we moved our organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in this second quarter, we reorganized our internal reporting and management responsibilities of certain product lines between our Custom Sheet and Rollstock and Packaging Technologies segments to better align management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments. Historical segment results have been reclassified to conform to these changes.

Custom Sheet and Rollstock Segment
Net sales were $577.4 million and $579.3 million in 2011 and 2010, respectively. The change was caused by:

2011 vs. 2010
Underlying volume	-11%
Price/Mix	11%
Total	0%

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

Packaging Technologies
Net sales were $244.0 million and $221.2 million in 2011 and 2010, respectively, representing a 10% increase. The increase was caused by:

2011 vs. 2010
Underlying volume	-2%
Price/Mix	12%
Total	10%

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

Operating earnings excluding special items were $3.3 million in 2011 compared to $2.3 million in 2010. The increase in operating earnings reflects the increase in sales volume, benefits from improvements on our key priorities and $0.6 million of lower bad debt expense from favorable developments on a contingency, which more than offset the impact of production inefficiencies caused by plant consolidation efforts that continued during the first half of 2011 and cost increases.
Corporate
Corporate expenses include selling, general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees, the impact of foreign currency exchange gains and losses, and Passaic environmental costs. Corporate operating expenses were $30.7 million in 2011 compared to $37.4 million in 2010. The lower expenses in 2011 were mainly due to costs related to the separation agreement with the Company's former President and Chief Executive Officer (CEO) in 2010, foreign currency exchange losses in 2010 and lower professional fees in 2011.

Liquidity and Capital Resources

Cash Flow

The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents in 2012, 2011 and 2010:

	2012	2011	2010
Cash Flows (in thousands)
Net cash provided by operating activities	$44,273	$42,298	$39,330
Net cash used by investing activities	(19,813)	(28,619)	(17,872)
Net cash used by financing activities	(24,235)	(17,153)	(43,565)
Effect of exchange rate changes on cash and cash equivalents	(10)	(549)	82
Increase (decrease) in cash and cash equivalents	$215	$(4,023)	$(22,025)

Net cash provided by operating activities was $44.3 million in 2012 compared to $42.3 million in 2011. The increase reflects higher earnings in 2012. Inventories increased in 2012 compared to 2011 due to increased sales which were offset by higher payables and accrued liabilities.

Net cash used for investing activities of $19.8 million in 2012 consisted of $20.0 million of capital expenditures less $0.2 million of proceeds from the disposition of assets. Net cash used for investing activities of $28.6 million in 2011 consisted of $29.1 million of capital expenditures less $0.5 million of proceeds from the disposition of assets associated with previously shut down operations. We expect our capital expenditures to range from $20 million to $25 million in 2013. Capital expenditures are expected to be funded mainly from operating cash flows.

Net cash used for financing activities was $24.2 million in 2012 compared to $17.2 million in 2011. Net cash used for financing in 2012 consisted of payments on the Senior Notes and debt financing costs associated with the Company's Amendments. The net cash used for financing activities in 2011 consisted of credit facility payments and debt financing costs associated with Company's amendments.

Financing Arrangements

On September 14, 2004, the Company completed a $150 million private placement of Senior Unsecured Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150 million with an optional $50 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreased 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously included 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or repurchase stock. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. During the term of the Agreements, the Company was subject to an additional fee of 100 basis points in the event the Company's credit profile rating decreased to a defined level. Such a decrease occurred during the second quarter of 2012 and the Company incurred an additional fee of $1.1 million to its Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense.

The agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.5 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments to the Senior Note holders of $2.5 million and $0.4 million in the second quarters of 2012 and 2011, respectively. No excess cash flow payment is required to be made in 2013 as the Company's fiscal year 2012 Leverage Ratio was not in excess of 2.5 to 1 as defined in the agreement.

At November 3, 2012, the Company had $104.2 million of total capacity and $34.4 million of outstanding loans under the credit facility at a weighted average interest rate of 2.38%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. The Company's average net revolver outstanding (average revolver borrowings net of cash) was approximately $59.2 million for the year ended November 3, 2012. The Company is restricted to certain levels of expenditures relating to dividends and capital expenditures. The Company had $37.4 million of availability on its credit facility as of November 3, 2012.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of November 3, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $11.9 million. This amount, updated for the calculation as of the closing of the proposed merger, would be required to be satisfied upon closing. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commenced on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The first principal payment was paid in the fourth quarter of 2012 from a combination of cash flows from operations and amounts available under the credit facility. Borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company was in compliance with all debt covenants as of November 3, 2012. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

Non-GAAP Reconciliations

The following table reconciles operating earnings (loss) (GAAP) to operating earnings excluding special items (Non-GAAP), net earnings (loss) from continuing operations (GAAP) to net earnings from continuing operations excluding special items (Non-GAAP) and net earnings (loss) from continuing operations per diluted share (GAAP) to net earnings from continuing operations per diluted share excluding special items (Non-GAAP):

(Dollars in thousands, except per share data)	2012	2011	2010
Operating earnings (loss) (GAAP)	$15,613	$(21,286)	$(61,136)
Goodwill impairment	—	40,455	56,149
Restructuring and exit costs	2,521	2,184	7,290
Other intangible and fixed asset impairments	—	—	13,674
Merger and transaction costs	6,901	—	—
Foreign exchange (gains)/losses	(588)	(220)	2,146
CEO separation costs	—	—	1,369
Special items subtotal	8,834	42,419	80,628
Operating earnings excluding special items (Non-GAAP)	$24,447	$21,133	$19,492

Net earnings (loss) from continuing operations (GAAP)	$2,687	$(23,383)	$(49,643)
Goodwill impairment, net of tax	—	28,435	45,033
Restructuring and exit costs, net of tax	1,866	1,354	4,454
Other intangible and fixed asset impairments, net of tax	—	—	8,319
Merger and transaction costs, net of tax	4,486	—
Foreign exchange (gains)/losses, net of tax	(435)	(154)	1,507
CEO separation costs, net of tax	—	—	833
Debt extinguishment costs, net of tax	—	—	456
Tax benefits from restructuring of foreign operations	—	—	(4,401)
Special items subtotal	5,917	29,635	56,201
Net earnings from continuing operations excluding special items (Non-GAAP)	$8,604	$6,252	$6,558

Net earnings (loss) from continuing operations per diluted share (GAAP)	$0.09	$(0.76)	$(1.63)
Goodwill impairment, net of tax	—	0.93	1.47
Restructuring and exit costs, net of tax	0.06	0.04	0.15
Other intangible and fixed asset impairments, net of tax	—	—	0.27
Merger and transaction costs, net of tax	0.15	—	—
Foreign exchange (gains)/losses, net of tax	(0.02)	(0.01)	0.05
CEO separation costs, net of tax	—	—	0.03
Debt extinguishment costs, net of tax	—	—	0.01
Tax benefits from restructuring of foreign operations	—	—	(0.14)
Special items subtotal	0.19	0.96	1.84
Net earnings from continuing operations per diluted share excluding special items (Non-GAAP)	$0.28	$0.20	$0.21

The following table reconciles operating earnings (loss) (GAAP) to operating earnings (loss) excluding special items (Non-GAAP) by segment (in thousands):

	2012
Segment	Operating (Loss) Earnings (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Custom Sheet and Rollstock	$29,342	$1,054	$30,396
Packaging Technologies	18,006	—	18,006
Color and Specialty Compounds	7,544	1,467	9,011
Corporate	(39,279)	6,313	(32,966)
Total	$15,613	$8,834	$24,447

	2011
Segment	Operating (Loss) Earnings (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Custom Sheet and Rollstock	$(16,145)	$41,064	$24,919
Packaging Technologies	23,580	247	23,827
Color and Specialty Compounds	2,000	1,322	3,322
Corporate	(30,721)	(214)	(30,935)
Total	$(21,286)	$42,419	$21,133

	2010
Segment	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Custom Sheet and Rollstock	$25,149	$3,295	$28,444
Packaging Technologies	(30,916)	53,483	22,567
Color and Specialty Compounds	(17,983)	20,244	2,261
Corporate	(37,386)	3,606	(33,780)
Total	$(61,136)	$80,628	$19,492

Contractual Obligations
The following table summarizes our contractual obligations as of November 3, 2012 and the estimated payments due by period:

Contractual Obligations (in thousands)	Total	Less than 1 Year	Years 2 & 3	Years 4 & 5	Greater than 5 Years
Debt obligations (principal and interest)	$148,946	$29,475	$87,603	$31,868	$—
Capital lease obligations	3,794	421	987	1,115	1,271
Operating lease obligations	15,275	4,391	6,226	1,763	2,895
Purchase obligations	87,540	81,689	5,842	9	—
Take-or-pay obligations	7,072	7,072	—	—	—
Total	$262,627	$123,048	$100,658	$34,755	$4,166

Amounts included in long-term debt include principal and interest payments. Interest on debt with variable rates was calculated using the current rate of that particular debt instrument at November 3, 2012. As discussed above, certain of our long-term debt agreements are subject to mandatory prepayments, which include prepayments based on amounts of excess cash flow and from the net cash proceeds of asset sales. Because mandatory prepayments are based on future operating results and events, we cannot predict the amount or timing of such prepayments. No excess cash flow payment is required to be made in 2013 as the Company's fiscal year 2012 Leverage Ratio was not in excess of 2.5 to 1 as defined in the agreement. Actual amounts of interest may vary depending on principal prepayments and changes in variable interest rates. Purchase and take-or-pay obligations primarily consist of inventory purchases made in the normal course of business to meet operational requirements. The table does not include long-term contingent liabilities, deferred compensation obligations and liabilities related to deferred taxes because the Company is not certain when these liabilities will become due.

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

The Company accounts for income taxes under the updated provisions of ASC 740, Income Taxes. Under this topic of the ASC, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities regularly examine the company's returns in the jurisdictions in which Spartech does business. Management regularly assesses the tax risk of the company's return filing positions and believes its accruals for uncertain tax benefits are adequate as of November 3, 2012.

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

Merger and Transaction Costs
In conjunction with the definitive merger agreement under which PolyOne Corporation will acquire all the outstanding shares of Spartech, the Company has incurred various costs triggered by and directly related to the merger transaction. In the fourth quarter of 2012, Spartech recognized $6.9 million of merger and transaction costs, including stock compensation expense from the acceleration of vesting of all outstanding equity awards, legal and financial adviser fees, and other costs directly related to the proposed merger transaction.

For additional information regarding our significant accounting policies, as well as the impact of recently issued accounting standards, see the accompanying notes to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are exposed to changes in interest rates primarily as a result of our borrowing activities. Our earnings and cash flows are subject to fluctuations in interest rates on our floating rate debt facilities. At November 3, 2012, we had $42.4 million of debt subject to variable short-term interest rates and $92.5 million of fixed rate debt outstanding. Based upon the November 3, 2012 balance of the floating rate debt, a hypothetical 10% increase or decrease in interest rates would cause an estimated $0.1 million impact on annual interest expense. We are not currently engaged in any interest rate derivative instruments to manage our exposure to interest rate fluctuations. The fair value of our fixed rate debt is subject to changes in interest rates and the November 3, 2012 fair values of such instruments are disclosed in the accompanying notes to the consolidated financial statements.

Foreign Currency Exchange Risk
We are also exposed to market risk through changes in foreign currency exchange rates, including the Canadian dollar, euro and Mexican peso. Based upon our November 3, 2012 currency exposures, a hypothetical 10% strengthening of the US dollar against the Canadian dollar, euro and Mexican peso would cause a decrease in future earnings of approximately $0.3 million, $0.1 million and $0.0 million, respectively.

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

Management's Responsibility for Financial Statements

The Company's management is responsible for the integrity and accuracy of the consolidated financial statements. Management believes that the consolidated financial statements for the three years ended November 3, 2012, October 29, 2011, October 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management makes informed judgments and estimates when necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated with management and reported within the required time periods.

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

The Company's Board of Directors is responsible for ensuring the independence and qualifications of Audit Committee members under applicable New York Stock Exchange and Securities and Exchange Commission standards. The Audit Committee consists of three independent directors and oversees the Company's financial reporting and internal controls system. The Audit Committee meets with management, the independent registered public accounting firm and internal auditors periodically to review auditing, financial reporting and internal control matters. The Audit Committee held seven (7) meetings during fiscal 2012.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, management concluded that the Company's internal control over financial reporting was effective as of November 3, 2012.

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

We have audited the accompanying consolidated balance sheets of Spartech Corporation and subsidiaries (collectively, the “Company”) as of November 3, 2012 and October 29, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows of the Company for each of the three years in the period ended November 3, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartech Corporation and subsidiaries at November 3, 2012, and October 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartech Corporation and subsidiaries' internal control over financial reporting as of November 3, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 17, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 17, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Spartech Corporation and Subsidiaries

We have audited Spartech Corporation and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of November 3, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 3, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 3, 2012 and October 29, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 3, 2012, and our report dated December 17, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
December 17, 2012

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	November 3, 2012	October 29, 2011
Assets
Current assets:
Cash and cash equivalents	$1,092	$877
Trade receivables, net of allowances of $3,341 and $2,437, respectively	150,566	156,432
Inventories, net of inventory reserves of $9,534 and $9,152, respectively	105,099	91,186
Prepaid expenses and other current assets, net	24,855	26,367
Assets held for sale	2,614	2,744
Total current assets	284,226	277,606

Property, plant, and equipment, net	197,373	208,074
Goodwill	47,466	47,466
Other intangible assets, net	11,182	12,872
Other long-term assets	4,386	3,684
Total assets	$544,633	$549,702

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$22,636	$25,211
Accounts payable	141,937	140,628
Accrued liabilities	39,088	30,919
Total current liabilities	203,661	196,758

Long-term debt, less current maturities	112,288	132,000

Other long-term liabilities:
Deferred taxes	41,960	41,676
Other long-term liabilities	6,739	6,336
Total liabilities	364,648	376,770

Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 30,801,994 and 30,831,919 shares, respectively	24,849	24,849
Contributed capital	203,092	201,945
Retained earnings	(8,435)	(11,031)
Treasury stock, at cost, 2,329,852 and 2,299,927 shares, respectively	(44,481)	(49,286)
Accumulated other comprehensive income	4,960	6,455
Total shareholders’ equity	179,985	172,932

Total liabilities and shareholders’ equity	$544,633	$549,702

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	2012	2011	2010
Net sales	$1,149,355	$1,102,290	$1,022,896
Costs and expenses
Cost of sales	1,037,991	1,004,928	914,293
Selling, general and administrative expenses	85,228	74,540	86,706
Foreign exchange (gains)/losses	(588)	(220)	2,146
Amortization of intangibles	1,689	1,689	3,774
Goodwill impairments	—	40,455	56,149
Other intangible and fixed asset impairments	—	—	13,674
Merger and transaction costs	6,901	—	—
Restructuring and exit costs	2,521	2,184	7,290
Total costs and expenses	1,133,742	1,123,576	1,084,032

Operating earnings (loss)	15,613	(21,286)	(61,136)

Interest, net of interest income	11,875	10,947	12,025
Debt extinguishment costs	—	—	729

Earnings (loss) from continuing operations before income taxes	3,738	(32,233)	(73,890)

Income tax expense (benefit)	1,051	(8,850)	(24,247)

Net earnings (loss) from continuing operations	2,687	(23,383)	(49,643)

Net (loss) earnings from discontinued operations, net of tax	(91)	2,316	(732)

Net earnings (loss)	$2,596	$(21,067)	$(50,375)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$(0.76)	$(1.63)
(Loss) earnings from discontinued operations, net of tax	(0.01)	0.08	(0.03)
Net earnings (loss) per share	$0.08	$(0.69)	$(1.65)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.09	$(0.76)	$(1.63)
(Loss) earnings from discontinued operations, net of tax	(0.01)	0.08	(0.03)
Net earnings (loss) per share	$0.08	$(0.69)	$(1.65)

Dividends declared per share	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Contributed Capital	Retained Earnings (Accumulated Loss)	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, October 31, 2009	$24,849	$204,183	$60,411	$(54,860)	$2,296	$236,879
Net loss	—	—	(50,375)	—	—	(50,375)
Other comprehensive income:
Translation adjustments	—	—	—	—	3,589	3,589
Comprehensive loss						(46,786)
Issuance of shares under employee stock plans, net of tax withholdings	—	(2,324)	—	2,130	—	(194)
Stock-based compensation	—	3,107	—	—	—	3,107
Balance, October 30, 2010	$24,849	$204,966	$10,036	$(52,730)	$5,885	$193,006
Net loss	—	—	(21,067)	—	—	(21,067)
Other comprehensive income:
Translation adjustments	—	—	—	—	570	570
Comprehensive loss						(20,497)
Issuance of shares under employee stock plans, net of tax withholdings	—	(3,739)	—	3,444	—	(295)
Stock-based compensation tax deficiency	—	(1,537)	—	—	—	(1,537)
Stock-based compensation	—	2,255	—	—	—	2,255
Balance, October 29, 2011	$24,849	$201,945	$(11,031)	$(49,286)	$6,455	$172,932
Net earnings	—	—	2,596	—	—	2,596
Other comprehensive income:
Translation adjustments	—	—	—	—	(1,495)	(1,495)
Comprehensive income						1,101
Issuance of shares under employee stock plans, net of tax withholdings		(4,912)		4,805		(107)
Stock-based compensation tax deficiency	—	(417)	—		—	(417)
Stock-based compensation	—	6,476	—	—	—	6,476
Balance, November 3, 2012	$24,849	$203,092	$(8,435)	$(44,481)	$4,960	$179,985

The accompanying notes are an integral part of these consolidated financial statements.

SPARTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities
Net earnings (loss)	$2,596	$(21,067)	$(50,375)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	31,641	32,824	36,632
Stock-based compensation expense	6,476	2,255	3,107
Goodwill impairment	—	40,455	56,424
Other intangible and fixed asset impairments	—	—	13,674
Restructuring and exit costs	2,068	865	2,849
Loss (gain) on disposition of assets, net	209	232	(1,116)
Provision (benefit) for bad debt expense	1,290	(1,925)	8,111
Deferred taxes	1,349	(5,139)	(22,067)
Change in current assets and liabilities:
Trade receivables	4,237	(19,424)	(12,175)
Inventories	(14,181)	(11,374)	(16,467)
Prepaid expenses and other current assets	1,396	12,926	2,868
Accounts payable	1,021	13,668	24,283
Accrued liabilities	5,976	(3,091)	(5,837)
Other, net	195	1,093	(581)
Net cash provided by operating activities	44,273	42,298	39,330

Cash flows from investing activities
Capital expenditures	(19,967)	(29,072)	(21,432)
Proceeds from the disposition of assets	154	453	3,560
Net cash used by investing activities	(19,813)	(28,619)	(17,872)

Cash flows from financing activities
Bank credit facility borrowings (payments), net	2,725	(14,199)	45,900
Payments on notes and bank term loan	(24,705)	(378)	(87,582)
Payments on bonds and leases	(488)	(723)	(515)
Debt issuance costs	(1,660)	(1,558)	(1,174)
Stock-based compensation exercised	(107)	(295)	(194)
Net cash used by financing activities	(24,235)	(17,153)	(43,565)
Effect of exchange rate changes on cash and cash equivalents	(10)	(549)	82
Increase (decrease) in cash and cash equivalents	215	(4,023)	(22,025)
Cash and cash equivalents at beginning of year	877	4,900	26,925
Cash and cash equivalents at end of year	$1,092	$877	$4,900

Supplemental Disclosures:
Cash paid during the year for:
Interest	$10,920	$10,208	$12,780
Income taxes (refunded) paid	(345)	(11,350)	5,711

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

On October 23, 2012, PolyOne Corporation (“PolyOne”), 2012 RedHawk, Inc., a wholly owned subsidiary of PolyOne (“Merger Sub”), 2012 RedHawk, LLC, a wholly owned subsidiary of PolyOne (“Merger LLC”), and Spartech Corporation (“Spartech”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Spartech will be merged with and into Merger Sub (the “Merger”), with Spartech to be the surviving corporation in the merger (the “Surviving Corporation”) and a wholly owned subsidiary of PolyOne, which is expected to be immediately followed by a merger of the Surviving Corporation with and into Merger LLC (the “Subsequent Merger”), with Merger LLC to be the surviving entity in the Subsequent Merger. The closing of the Merger is expected to occur during the first calendar quarter of 2013, subject to the satisfaction of customary closing conditions.

In 2009, the Company sold its wheels and profiles businesses and closed and liquidated three businesses, including a manufacturer of boat components sold to the marine market and one compounding and one sheet business that previously serviced single customers. These businesses are classified as discontinued operations based on the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations. Accordingly, for all periods presented herein, the consolidated statements of operations conform to this presentation. The wheels, profiles and marine businesses were previously reported in the Engineered Products group, and due to these dispositions, the Company no longer has this reporting group. See Notes 2 and 16 for further discussion of the Company's discontinued operations and segments, respectively.

The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 is reported as a 53 week fiscal year. The Company's first quarter ended February 4, 2012 and year ended November 3, 2012 included 14 weeks and 53 weeks, respectively, compared to 13 weeks and 52 weeks in the prior year periods. Years presented are fiscal unless noted otherwise.

Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Spartech Corporation and its controlled affiliates. All intercompany transactions and balances have been eliminated in consolidation.

Segments
Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 15. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in that second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments, and historical segment results have been reclassified to conform to these changes. See “Note 16 - Segment Information” of the Notes to Consolidated Financial Statements for certain financial information regarding each segment.

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

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Major additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the related assets as shown below and totaled $29,953, $31,135 and $32,858 in years 2012, 2011 and 2010, respectively.

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

Foreign Currency
Assets and liabilities of the Company's non-US operations are translated from their functional currency to US dollars using exchange rates in effect at the balance sheet date, and adjustments resulting from the translation process are included in accumulated other comprehensive income. All income and expense activity is translated using the average exchange rate during the period. Transactional gains and losses arising from receivable and payable balances, including intercompany balances in the normal course of business that are denominated in a currency other than the functional currency of the operation, are recorded in the consolidated statements of operations when they occur. The impact of the Company's foreign currency adjustments from continuing operations, net, resulted in a $588 gain, a $220 gain and a $2,146 loss in 2012, 2011 and 2010, respectively.

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

The Company accounts for income taxes under the provisions of ASC 740. Under ASC 740, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. Tax authorities regularly examine the Company's returns in the jurisdictions in which it does business. Management regularly assesses the tax risk of the Company's return filing positions and believes that its accruals for uncertain tax positions are adequate as of November 3, 2012.

Comprehensive Income
At November 3, 2012 and October 29, 2011, other comprehensive income (loss) consisted only of cumulative foreign currency translation adjustments.

Restructuring and Exit Costs
The Company follows the guidance of ASC 420, Exit or Disposal Cost Obligations, in recognizing restructuring costs related to exit or disposal cost obligations. Documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Merger and Transaction Costs
In conjunction with the definitive Merger Agreement under which PolyOne Corporation will acquire all the outstanding shares of Spartech, the Company has incurred various costs triggered by and directly related to the merger transaction. In the fourth quarter of 2012, Spartech recognized $6.9 million of merger and transaction costs, including stock compensation expense from the acceleration of vesting of Spartech's equity awards, as outlined in the original equity agreements, legal and financial adviser fees, and other costs directly related to the proposed merger transaction.

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

In May 2011, the FASB issued a new accounting standard update that amends ASC 820, Fair Value Measurement, and includes certain enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment became effective for interim and annual periods beginning after December 15, 2011. For a description of how the Company estimates fair value and the process for reviewing fair value measurements classified as Level 3 in the fair value hierarchy, refer to Note 3. Adoption of this amendment did not have an effect on the Company's financial position, results of operations or cash flows.

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

A summary of the net sales and the net earnings (loss) from discontinued operations is as follows:

	2012	2011	2010
Net sales	$—	$—	$8
Costs and expenses	166	(4,459)	533
	(166)	4,459	(525)
(Loss) gain on the sale of discontinued operations	—	—	(571)
(Loss) earnings from discontinued operations before income taxes	(166)	4,459	(1,096)
(Benefit) provision for income taxes	(75)	2,143	(364)
(Loss) earnings from discontinued operations, net of tax	$(91)	$2,316	$(732)

3)	Fair Value of Financial Instruments

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

The estimated fair value of the long-term debt, which falls in Level 2 of the fair value hierarchy, is based on estimated borrowing rates to discount the cash flows to their present value as provided by a broker, or otherwise, quoted, current market prices for same or similar issues. The following table presents the carrying amount and estimated fair value of long-term debt:

	November 3, 2012		October 29, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$134,924	$141,340	$157,211	$161,259

4) Goodwill and Identifiable Intangible Assets

Goodwill
The Company's annual measurement date for its goodwill impairment test is the first day of its fourth quarter. The Company also tests for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As discussed in Note 1, the Company reorganized its reportable segments in the third quarter of 2012. This realignment had no impact on the classification of goodwill at the reporting unit level.

The assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the Company performs the valuation. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, EBITDA (earnings before interest, taxes, depreciation and amortization) and capital expenditure forecasts. The use of different assumptions, inputs and judgments or changes in circumstances could materially affect the results of the valuation. Due to the inherent uncertainty involved in making these estimates, actual results could differ from the Company's estimates. The following is a description of the valuation methodologies the Company used to derive and test the reasonableness of the fair value of the reporting units:

▪
Income approach: To determine fair value, the Company discounted the expected cash flows of the reporting units. The Company calculated expected cash flows using forecasted annual revenue growth rates between approximately 3% - 14% for each reporting unit over the next five years. The Company used discount rates between approximately 13% - 14%, which represent the estimated weighted average cost of capital and reflect the overall level of inherent risk involved in the respective operations and the rate of return expected by market participants. To estimate cash flows beyond the final year of the forecast of five years, the Company used terminal growth rates of between approximately 2% - 3% and incorporated the present value of the resulting terminal value into its estimate of fair value.

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

In the fourth quarter of 2012, the Company concluded that the fair value of its Packaging Technologies reporting unit requires no impairment. Packaging Technologies has a goodwill balance of $47,466 and is the only reporting unit with a goodwill balance as of fiscal year-end 2012. Packaging Technologies fair value exceeded its carrying amount of total assets by approximately 12%. The fair value is based on growth assumptions and certain market conditions which may differ from actual results and potentially have a negative effect on the fair value estimate. In the fourth quarter of 2011, the Company concluded that the fair value of its Custom Sheet and Rollstock reporting unit was significantly below its carrying amount and that all of this reporting unit's goodwill was impaired.  The $40,455 impairment was caused by a lower aggregate market capitalization as well as lower 2011 earnings for this business. The Company's estimated goodwill fair value of zero for this business was based upon third-party valuations and internal estimates of discounted cash flows.  In the fourth quarter of 2010, the Company concluded that the fair value of goodwill in its Packaging Technologies and Color and Specialty Compounds reporting units were significantly below their carrying amounts and recorded goodwill impairments of $44,800 and $11,349, respectively.  The impairments were caused by lower earnings in these businesses and a difference between the Company's

enterprise value and book value.   The Company measured the impairments based upon a third-party valuations and internal estimates of discounted cash flows.  Changes in the carrying amount of goodwill for the years ended November 3, 2012 and October 29, 2011 are as follows:

	Custom Sheet and Rollstock	Packaging Technologies	Color and Specialty Compounds	Total
Goodwill balance as of October 30, 2010	$40,455	$47,466	$—	$87,921
Impairment	(40,455)	—	—	(40,455)
Goodwill balance as of October 29, 2011	—	47,466	—	47,466
Impairment	—	—	—	—
Goodwill balance as of November 3, 2012	$—	$47,466	$—	$47,466
Identifiable Intangible Assets
As of November 3, 2012 and October 29, 2011, the Company had amortizable intangible assets as follows:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts / relationships	$5,460	$(3,395)	$2,065	$5,460	$(2,975)	$2,485
Product formulations / trademarks	19,943	(10,826)	9,117	19,943	(9,556)	10,387
	$25,403	$(14,221)	$11,182	$25,403	$(12,531)	$12,872

Amortization expense for intangible assets totaled $1,689, $1,689 and $3,774 in 2012, 2011 and 2010, respectively. Amortization expense for amortizable intangible assets over the next five years is estimated to be:

Year Ended	Intangible Amortization
2013	$1,689
2014	1,677
2015	1,546
2016	1,546
2017	1,239
Thereafter	3,485
$11,182

The Company performs annual impairment analyses pursuant to ASC 360, Property, Plant, and Equipment, for certain other intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company's impairment analyses using the expected present value of future cash flows, the Company determined that certain intangible assets were either fully or partially impaired in 2010. Accordingly, the Company recorded $10,013 of impairments to write down these intangible assets to fair value in 2010. Intangible asset impairments of $204, $7,020, and $2,789 were recorded in the Custom Sheet and Rollstock, Packaging Technologies, and Color and Specialty Compounds segments, respectively.

5) Property, Plant and Equipment

Property, plant and equipment at November 3, 2012 and October 29, 2011 consisted of the following:

	2012	2011
Land	$9,872	$9,883
Buildings and leasehold improvements	105,579	102,920
Machinery and equipment	390,546	389,030
Computer equipment and software	39,504	39,008
Furniture and fixtures	3,750	4,196
	549,251	545,037
Accumulated depreciation	(351,878)	(336,963)
	$197,373	$208,074

In 2012 and 2011, the Company performed impairment analyses on certain fixed assets pursuant to ASC 360, Property, Plant and Equipment, for certain buildings and machinery and equipment that had indications that the carrying amount may not be recoverable. Based on the Company's impairment analyses using the sum of the undiscounted cash flows associated with each asset (asset group) tested, the Company determined that none of the assets tested were impaired.

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

6) Restructuring

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	2012	2011	2010
Restructuring and exit costs:
Custom Sheet and Rollstock	$1,054	$609	$2,585
Packaging Technologies	—	247	(662)
Color and Specialty Compounds	1,467	1,322	5,276
Corporate	—	6	91
Total restructuring and exit costs	2,521	2,184	7,290
Income tax benefit	(655)	(830)	(2,836)
Impact on net earnings from continuing operations	$1,866	$1,354	$4,454

2012 Restructuring Actions
The Company initiated restructuring actions to reduce costs and reposition its portfolio to more specialty and higher-value products. On May 15, 2012, the Company announced a plan calling for the consolidation of two Custom Sheet and Rollstock facilities in Canada into the Granby, Quebec location. On October 16, 2012, the Company announced a plan calling for the consolidation of the Color and Specialty Compounds facility in Stratford, Ontario into the Cape Girardeau, MO and Manitowoc, WI locations. These actions were done in order to reduce fixed costs and better leverage equipment and resources. The Company expects to incur approximately $2,700 in restructuring costs over the next 12 months, which will be comprised of employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments.

The following table summarizes the cumulative restructuring and exit costs incurred under the 2012 restructuring plans:

2012
Employee severance and other exit costs	$2,229
Fixed asset valuation adjustments, net	292
Total	$2,521

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

The Company did not incur any significant additional restructuring and exit costs subsequent to 2011 from the 2008 restructuring plan because all of the initiatives announced in conjunction with this plan were substantially finalized. As of November 3, 2012, the Company had $2,614 of assets held-for-sale, the values of which were estimated at fair value upon sale. The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.

The Company's total restructuring liability, representing severance and relocation costs, was $2,027 and $382 at November 3, 2012 and October 29, 2011, respectively. Cash payments for restructuring activities of continuing operations were $453 and $1,477 for the years ended November 3, 2012 and October 29, 2011, respectively.

7) Proposed Merger

On October 23, 2012, PolyOne Merger Sub, Merger LLC, and Spartech entered into a Merger Agreement pursuant to which Spartech will be merged with and into Merger Sub, with Spartech to be the surviving corporation in the Merger and a wholly owned subsidiary of PolyOne.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay approximately $84,000,000 in cash to Spartech shareholders.

The closing of the Merger is expected to occur during the first calendar quarter of 2013, subject to the satisfaction of customary closing conditions, including, among other things: (1) the adoption and approval of the Merger Agreement and the Merger by Spartech's stockholders; (2) receipt of required regulatory approvals; (3) the absence of certain legal impediments preventing the consummation of the Merger; (4) the effectiveness of the registration on Form S-4 to be filed by PolyOne relating to the PolyOne common shares to be issued in the Merger; (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (6) the approval by the New York Stock Exchange of the listing of PolyOne common shares issuable to Spartech stockholders under the Merger Agreement; and (7) the delivery of opinions from counsel to PolyOne and counsel to Spartech to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Early termination of the required waiting period under Hart-Scott-Rodino Antitrust Improvements Act was granted on November 21, 2012.

Each of PolyOne and Spartech has made representations, warranties and covenants in the Merger Agreement. Spartech's covenants and agreements include, among other things: (1) subject to certain conditions, to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the completion of the Merger; and (2) not to solicit or initiate discussions with third parties regarding alternative transactions and to respond to proposals regarding such alternative transactions only in accordance with the terms of the Merger Agreement. PolyOne's covenants and agreements include, among other things: (1) to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the completion of the Merger, subject to certain conditions; and (2) to prepare and file with the SEC a registration statement on Form S-4 to register the securities issuable to Spartech stockholders under the Merger Agreement.

Spartech is required to conduct its business in the ordinary course of business and within certain defined restrictions between the date of signing the agreement to the closing date. Spartech is required to manage within these restrictions or obtain consent in writing from PolyOne to conduct certain activities.

In conjunction with the definitive merger agreement, the Company has incurred various costs triggered by and directly related to the merger transaction. In the fourth quarter of 2012, Spartech recognized merger and transaction costs as follows:

2012
Merger and Transaction Costs:
Stock compensation expense from accelerated vesting	$4,865
Legal and financial advisor fees	1,888
Other merger and transaction costs	148
Total merger and transaction costs	6,901
Income tax benefit	(2,415)
Impact on net earnings from continuing operations	$4,486

Upon closing of the proposed merger transaction, an amount related to the make-whole on the Company's Senior Notes of $11.9 million as of November 3, 2012 would be required to be paid in conjunction with the transaction along with $4.2 million to the Company's financial advisors. If the merger does not close, the Merger Agreement provides that Spartech is required to pay a termination fee of $8.8 million if the Merger Agreement is terminated under certain circumstances, including if we terminate to accept an alternative acquisition proposal.

8) Inventories

Inventories at November 3, 2012 and October 29, 2011 consisted of the following:

	2012	2011
Raw materials	$58,107	$52,270
Production supplies	7,129	6,843
Finished goods	49,397	41,225
Inventory reserves	(9,534)	(9,152)
Total inventories, net	$105,099	$91,186

9) Stock-Based Compensation

The Company's 2004 Equity Compensation Plan (the “Plan”) allows for grants of stock options, restricted stock and restricted stock units. In 2007, the Compensation Committee of the Board of Directors adopted an amendment to the Plan that provides for the grant of stock appreciation rights (“SARs”) and performance shares. Beginning in 2007, SARs, restricted stock and performance shares had replaced stock options as the equity compensation instruments used by the Company. The Company did not issue performance shares during 2012, 2011, or 2010.

As of the date of the announcement of the merger agreement, vesting related to all outstanding SARs, restricted stock and Performance Shares were accelerated and expensed in accordance with the original equity grant agreements. This accelerated vesting was required upon the signing of the Merger Agreement on October 23, 2012 and is not contingent upon closing of the Merger.

General
The following table details the effect of stock-based compensation from the issuance of equity compensation instruments on operating earnings (loss), net earnings (loss), and basic and diluted earnings (loss) per share:

	2012	2011	2010
Cost of sales	$82	$86	$129
Selling, general and administrative	1,529	2,169	2,978
Merger and transaction costs	4,865	—	—
Total stock-based compensation expense included in operating earnings (loss)	6,476	2,255	3,107
Income taxes benefit	(2,267)	(857)	(1,182)
Impact on net earnings (loss) from continuing operations	$4,209	$1,398	$1,925
Effect on basic and diluted earnings (loss) from continuing operations	$0.14	$0.05	$0.06

As discussed in Note 19, the Company entered into a separation and release agreement with its former President and Chief Executive Officer during 2010.  Pursuant to the terms of his employment, non-compete and severance agreements with the Company, all non-vested stock compensation was forfeited on his termination date, and $494 of compensation expense was reversed related to equity instruments that were initially expected to vest but were ultimately forfeited.

SARs
SARs are granted with lives of ten (10) years, are graded vesting over four (4) years and are settled in the Company's common stock. The estimated fair value is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods commensurate with the expected life of SARs, and expected life is based on historical experience and expected exercise patterns in the future. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest. The following table presents the assumptions used in valuing SARs granted during 2012, 2011, and 2010:

	2012	2011	2010
Weighted average fair value	$2.90	$4.86	$5.62
Assumptions used:
Expected dividend yield	0%	0%	0%
Volatility	89%	71%	70%
Risk-free interest rates	0.9%	1.0-2.2%	1.4-2.3%
Expected lives	4.5 Years	5.2 Years	5.5 Years

A summary of activity for SARs during 2012 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	1,454	$9.56
Granted	486	4.40
Exercised	34	4.30
Forfeited	190	8.93
Outstanding, end of the year	1,716	$8.30
Exercisable, end of the year	1,716	$8.30

Information with respect to SARs outstanding at November 3, 2012 is as follows (shares in thousands):

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Exercisable Shares	Weighted Average Exercise Price
$2.33 - 4.81	633	$4.19	8.4	633	$4.19
$6.98 - 8.18	306	7.02	8.0	306	7.02
$8.80 - 9.92	483	9.31	7.4	483	9.31
$10.47 - 29.12	294	16.64	5.6	294	16.64
	1,716			1,716

The SARs outstanding at November 3, 2012 had an intrinsic value of $3,494.
Restricted Stock
Restricted stock is granted at fair value based on the closing stock price on the date of grant and vests ratably over four (4) years. Stock compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of instruments that are expected to ultimately vest.

A summary of activity for restricted stock during 2012 is as follows (shares in thousands):

	Restricted Stock
	Shares	Weighted Average Price
Non-vested , beginning of the year	250	$7.98
Granted	—	—
Vested	232	7.99
Forfeited	18	7.88
Non-vested , end of the year	—	$—

There is no unvested restricted stock as of November 3, 2012 due to the accelerated vesting from the signed merger agreement.

Restricted Stock Units
Restricted stock units, which have been awarded only to non-employee directors of the Company, provide the grantee the right to receive one share of common stock per restricted unit at the end of the restricted period and to receive dividend equivalents during the restricted period in the form of additional restricted stock units. For restricted stock unit awards prior to 2009, the restricted period ends one year after the director leaves the Board of Directors. In 2009, the Plan was amended to change the definition of the restriction period to “upon immediately leaving the Board of Directors.” This change was effective for awards granted in 2009 and forward. During 2012, 2011, and 2010, the Company granted 79,548, 34,092 and 36,421 restricted stock units with fair values of $350, $300 and $350, respectively, to non-employee directors based on the fair value of the Company's stock at the date of grant. As of November 3, 2012, there were no unvested restricted stock units.

Stock Options
Beginning in 2007, the Company no longer granted stock options under its plan. Stock-based compensation expense is recognized in the consolidated statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest.

A summary of activity for stock options for 2012 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	670	$22.34
Granted	—	—
Exercised	—	—
Forfeited	185	21.84
Outstanding, end of the year	485	$22.53
Exercisable, end of the year	485	$22.53

Information with respect to options outstanding at November 3, 2012 is as follows (shares in thousands):

Range of Exercise Prices	Outstanding Shares	Weighted Average Exercise Price	Remaining Contractual Life (in Years)	Exercisable Shares	Weighted Average Exercise Price
$18.08 - 21.19	168	$19.64	1.6	168	$19.64
$21.90 - 23.63	167	22.33	1.5	167	22.33
$25.10 - 26.02	150	25.97	2.1	150	25.97
	485			485

The total intrinsic value, cash received and actual tax benefits realized for stock options exercised in 2012, 2011 and 2010 were not material.

10) Long-Term Debt

Long-term debt at November 3, 2012 and October 29, 2011, consisted of the following:

	2012	2011
2004 Senior Notes	$88,901	$113,594
Credit facility	34,426	31,707
Other	11,597	11,910
Total debt	134,924	157,211
Less current maturities	22,636	25,211
Total long-term debt	$112,288	$132,000

On September 14, 2004 the Company completed a $150,000 private placement of Senior Unsecured Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150,000 with an optional $50,000 accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin and initially required a maximum Leverage Ratio of 3.5 to 1 and a minimum Fixed Charge Coverage Ratio of 2.25 to 1 (which decreased to 1.4 to 1 in the fourth quarter of 2012). The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

On December 6, 2011, the Company entered into concurrent amendments (collectively, the “December 2011 Amendments”) to its Amended and Restated Credit and 2004 Senior Note agreements (collectively, the “Agreements”) in order to provide covenant flexibility. Under the December 2011 Amendments, the Company's minimum Fixed Charge Coverage Ratio was amended to 1.2 to 1 at the end of the fourth quarter of 2012 and first quarter of 2013 and increases to 1.3 to 1 at the end of the second quarter of 2013, and the covenant definition was changed to exclude 50% of scheduled installment payments (previously included 100%) in the denominator of the calculation. Under the December 2011 Amendments, the Company's maximum Leverage Ratio was amended to 3.0 to 1 at the end of the third quarter of 2012. Consistent with the previous agreement, the Company's maximum Leverage Ratio continues at 3.0 to 1 at the end of the fourth quarter of 2012 through the third quarter of 2013 and decreases to 2.75 to 1 at the end of fourth quarter of 2013. Under the December 2011 Amendments, the Company's annual capital expenditures will be limited to $30.0 million when the Company's Leverage Ratio exceeds 2.5 to 1. In addition, the Company will be subject to certain restrictions in its ability to complete acquisitions, pay dividends or repurchase stock. The interest rate increased on the 2004 Senior Notes by 50 basis points to 7.08%. Capitalized fees incurred in the first quarter of 2012 for the December 2011 Amendments were $0.5 million. During the term of the Agreements, the Company was subject to an additional fee of 100 basis points in the event the Company's credit profile rating decreased to a defined level. Such a decrease occurred during the second quarter of 2012 and the Company incurred an additional fee of $1.1 million to its Senior Note holders, which was capitalized and will be amortized over the remaining life of the Notes as an adjustment to interest expense.

The agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.5 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. The Company made excess cash flow payments to the Senior Note holders of $2.5 million and $0.4 million in the second quarters of 2012 and 2011, respectively. No excess cash flow payment is required to be made in 2013 as the Company's fiscal year 2012 Leverage Ratio was not in excess of 2.5 to 1 as defined in the agreement.

At November 3, 2012, the Company had $104.2 million of total capacity and $34.4 million of outstanding loans under the credit facility at a weighted average interest rate of 2.38%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. The Company's average net revolver outstanding (average revolver borrowings net of cash) was approximately $59.2 million for the year ended November 3, 2012. The Company is restricted to certain levels of expenditures relating to dividends and capital expenditures. The Company had $37.4 million of availability on its credit facility as of November 3, 2012. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. As of November 3, 2012, if the Company were to prepay the full principal outstanding on the amended 2004 Senior Notes, the make-whole amount would have been $11.9 million. This amount, updated for the calculation as of the closing of the proposed merger, would be required to be satisfied upon closing. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commenced on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The first principal payment was paid in the fourth quarter of 2012 from a combination of cash flows from operations and amounts available under the credit facility. Borrowings under these facilities are classified as long-term because the Company has the ability and intent to keep the balances outstanding over the next twelve (12) months.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2013 and 2019 and have interest rates ranging from 0.25% to 16.15%. Scheduled maturities of long-term debt for the next five (5) years and thereafter are:

Year Ended	Maturities
2013	$22,636
2014	57,108
2015	22,712
2016	30,740
2017	549
Thereafter	1,179
$134,924

While the Company was in compliance with its covenants throughout fiscal 2012 and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

11) Shareholders' Equity

The authorized capital stock of the Company consists of 55,000,000 shares of $0.75 par value common stock and 4,000,000 shares of $1 par value preferred stock. At November 3, 2012, the Company had 30,801,994 common shares outstanding and 2,329,852 shares of common stock as treasury shares, which are primarily utilized for issuance of common stock shares under the Company's stock-based compensation plans.

During 2012, 219,763 common stock shares were issued from treasury for issuance under the Company's stock-based compensation plan. During 2011, 127,312 common stock shares were issued from treasury for issuance under the Company's stock-based compensation plan. See Note 9 for further information. No stock repurchases occurred in 2012 or 2011.

12) Income Taxes
Earnings (loss) before income taxes from continuing operations consist of the following:

	2012	2011	2010
United States	$11,997	$(34,903)	$(77,334)
Non-U.S. operations	(8,259)	2,670	3,444
	$3,738	$(32,233)	$(73,890)

The provision for (benefit from) income taxes for 2012, 2011 and 2010 from continuing operations consists of the following:

	2012	2011	2010
Current:
Federal	$(1,756)	$(5,700)	$(3,041)
State and local	374	(917)	(159)
Foreign	1,025	2,100	1,090
Total current (benefit)	(357)	(4,517)	(2,110)
Deferred:
Federal	2,369	(4,451)	(20,081)
State and local	25	769	(1,754)
Foreign	(986)	(651)	(302)
Total deferred provision (benefit)	1,408	(4,333)	(22,137)
Total tax provision (benefit)	$1,051	$(8,850)	$(24,247)

The provision for (benefit from) income taxes on earnings of the Company from continuing operations differs from the amounts computed by applying the US federal tax rate of 35% as follows:

	2012	2011	2010
Federal income tax (benefit) at statutory rate	$1,308	$(11,281)	$(25,861)
State income taxes, net of applicable federal income tax benefit	146	(1,084)	(2,051)
Impairment of non-deductible goodwill	—	2,899	9,679
Net changes in uncertain tax positions	370	232	172
Net change due to change in rates	(72)	758	207
Impact of change in state deferred tax asset	—	1,470	—
Research and development tax credit	(117)	(1,086)	—
Impact of legal entity reorganization	—	(619)	—
Return to provision adjustments	(1,328)	(410)	(1,953)
Manufacturer's deduction	(124)	—	—
Valuation allowance	223	—	—
Non-US rate differential	484	—	—
Deemed liquidation of subsidiary	—	—	(2,770)
Partial reversal of APB 23 assertion	—	—	(1,631)
Other, net	161	271	(39)
Total tax provision	$1,051	$(8,850)	$(24,247)

The impact from the impairment of goodwill in 2011 and 2010 represents the portion of goodwill impairments that was not deductible for tax purposes. The 2010 Tax Relief Act further extended the research and development credit through December 31, 2011, which occurred in the Company's first quarter of 2011, and the Company reflected two years of research and development tax credits in 2011 (for 2010 and 2011 tax years). The research and development tax credit expired December 31, 2011. Included in the 2012 income tax provision is a benefit related to this credit for the two months ended December 31, 2011. In 2011 the Company reorganized its legal entities, which resulted in a one-time $619 deferred tax benefit. Additionally, in 2011, a change in state tax law resulted in a one-time write-off of a $1,470 deferred tax asset.

In the first quarter of 2010, the Company initiated a tax restructuring of its Donchery, France entity, and in the second quarter of 2010, the Company's Canadian entity used $18,500 to recapitalize the Company's French operations. These transactions resulted in income tax benefits to the Company of $2,770 and $1,631 in the first and second quarter of 2010, respectively. As of October 31, 2009, a deferred tax liability of $1,631 was provided for US income and foreign withholding taxes associated with the $4,200 of accumulated earnings of the Company's foreign subsidiaries that the Company did not consider to be indefinitely reinvested outside of the United States. As a part of the Company's Canadian investment in France, this deferred tax liability was reversed in 2010. The Company does not provide for US income and foreign withholding taxes on the remaining accumulated earnings of its foreign subsidiaries of $66,883 that are not subject to the US income tax as it is the Company's intention to reinvest these earnings indefinitely. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the US.

At November 3, 2012 and October 29, 2011 the Company's principal components of deferred tax assets and liabilities consisted of the following:

	2012	2011
Deferred tax assets
Net operating loss and other carryforwards	$12,422	$11,512
Employee benefits and compensation	6,381	3,758
Workers’ compensation	1,183	1,312
Inventory capitalization of reserves	2,235	2,363
Reserve for product returns	962	988
Deferred compensation benefit plans	1,223	1,066
Bad debt reserves	775	835
Installment note	—	665
Goodwill and other intangible assets	2,007	5,577
Other	3,206	3,747
Total deferred tax assets	30,394	31,823
Valuation allowance	(11,915)	(6,663)
Net deferred tax assets	18,479	25,160
Deferred tax liabilities
Property, plant and equipment	39,856	43,785
Inventory capitalization of reserves	482	889
Basis adjustment	4,682	4,709
Other	122	616
Total deferred tax liabilities	45,142	49,999
Net deferred income tax liability	$26,663	$24,839

As of November 3, 2012, the Company had a net operating loss carryforward of $18,044 ($6,015 tax effected) in France that has an indefinite carryforward, other foreign operating and capital loss carryforwards of $15,723 ($4,622 tax effected) that will expire at various dates between 2022 and 2032 and domestic federal and state net operating loss carryforwards and credits of $4,780 ($1,785 tax effected) that expire on various dates through 2031.  The Company has provided a $11,915 valuation allowance primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards.

The following table shows the activity related to gross unrecognized tax benefits excluding interest and penalties during fiscal years ended November 3, 2012 and October 29, 2011:

	2012	2011
Unrecognized tax benefits, beginning of the year	$450	$503
Additions based on current year tax positions	27	56
Additions for prior year tax positions	377	118
Reductions for prior year tax positions	(223)	—
Settlements with tax authorities	(11)	(92)
Lapses in statutes of limitations	(15)	(135)
Unrecognized tax benefits, end of year	$605	$450

As of November 3, 2012 there are $508 of net unrecognized tax benefits that if recognized would affect the Company's effective tax rate. The primary difference between gross unrecognized tax benefits and net unrecognized tax benefits is the US federal tax benefit from state tax deductions.

The Company accrues interest related to unrecognized tax benefits, net of tax and penalties as components of its income tax provision. As of November 3, 2012, the Company had accrued $378 for the payment of interest and penalties relating to unrecognized tax benefits.

The Company is currently the subject of several income tax audits in multiple jurisdictions. The Company expects that within the next twelve (12) months it will reach closure on certain of these audits or the statute of limitations will lapse. Management does not expect the unrecognized tax positions to change significantly over the next twelve months.

The Company files US federal, US state, and foreign income tax returns. The statutes of limitations for US federal income tax returns are open for fiscal year 2009 and forward. For state and foreign returns, the Company is generally no longer subject to tax examinations for years prior to 2007.

13) Earnings (Loss) Per Share

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

	2012	2011	2010
Antidilutive shares:
SSARs	1,083	1,236	838
Stock options	485	670	763
Total antidilutive shares excluded from diluted earnings per share	1,568	1,906	1,601

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings (loss) from continuing operations, net earnings (loss) attributable to common shareholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for years ended November 3, 2012, October 29, 2011 and October 30, 2010 is as follows (shares in thousands):

	2012	2011	2010
Basic and diluted net earnings:
Net earnings (loss) from continuing operations	$2,687	$(23,383)	$(49,643)
Less: net earnings allocated to participating securities	12	—	—
Net earnings (loss) from continuing operations attributable to common shareholders	2,675	(23,383)	(49,643)
(Loss) earnings from discontinued operations, net of tax	(91)	2,316	(732)
Net earnings (loss) attributable to common shareholders	$2,584	$(21,067)	$(50,375)
Weighted average shares outstanding:
Basic weighted average common shares outstanding	30,839	30,663	30,536
Add: dilutive shares from equity instruments	57	—	—
Diluted weighted average shares outstanding	30,896	30,663	30,536

14) Employee Benefits

The Company sponsors or contributes to various defined contribution retirement benefit and savings plans covering substantially all employees. Certain senior managers of the Company also participate in a non-qualified deferred compensation plan. Total cost for the plans in 2012, 2011 and 2010 was $2,444, $2,231 and $2,322, respectively.

15) Commitments and Contingencies

The Company conducts certain of its operations in facilities under operating leases. Rental expense in 2012, 2011 and 2010 was $6,855, $6,530 and $7,220, respectively. Future minimum lease payments under non-cancelable operating leases by year are as follows:

Year Ended	Operating Leases
2013	$4,391
2014	3,614
2015	2,612
2016	1,377
2017	386
Thereafter	2,895
$15,275

The Company has various take-or-pay arrangements associated with the purchase of raw materials. As of November 3, 2012, these commitments totaled $7,072.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $125 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. Currently, the Cooperating Parties understand that USEPA is finalizing this study and expects to issue it in 2013, and that the preferred early remedial alternatives are estimated by USEPA to cost $1.9 billion to $3.4 billion.  The Cooperating Parties are preparing comments on the final study.  In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In the third quarter of 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of November 3, 2012, the Company had approximately $1.2 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminant that is of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the November 3, 2012, accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

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

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared and Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons was seeking unspecified damages, including costs related to a voluntary product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) was seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. On November 14, 2012, the Court granted summary judgment on behalf of all of the Defendants in the case for full dismissal of the matter. The Court will issue its final order in the coming weeks. Simmons has the right to appeal the Court's ruling for 45 days after the final order is entered. Based upon these recent developments, management does not believe that the ultimate liabilities resulting from this proceeding, if any, will be material to the Company's results of operations and will not have a material adverse effect on the Company's consolidated financial position or cash flows.

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

On November 15, 2012, Steven Weinreb, purportedly one of Spartech's stockholders, filed suit in the Circuit Court of St. Louis County, Missouri, as a putative class action against Spartech, each of Spartech's directors, PolyOne Corporation, 2012 Redhawk, Inc., and 2012 Redhawk, LLC challenging Spartech's proposed merger with PolyOne. The stockholder action alleges, among other things, that (i) each member of the board of directors of Spartech breached his or her fiduciary duties to Spartech and its stockholders in authorizing the sale of Spartech to PolyOne, (ii) the merger does not maximize value to Spartech stockholders, and (iii) Spartech and PolyOne aided and abetted the breaches of fiduciary duty allegedly committed by the members of the board of directors of Spartech. The stockholder actions seek class action certification and equitable relief, including an injunction against consummation of the merger. Spartech believes the plaintiff's allegations lack merit and will vigorously contest them.

On November 16, 2012, Thomas Warren, purportedly one of Spartech's stockholders, filed suit in the Circuit Court of St. Louis County, Missouri, as a putative class action against Spartech, each of Spartech's directors, PolyOne Corporation, 2012 Redhawk, Inc., and 2012 Redhawk, LLC challenging Spartech's proposed merger with PolyOne. The stockholder action alleges, among other things, that (i) each member of the board of directors of Spartech breached his or her fiduciary duties to Spartech and its stockholders in authorizing the sale of Spartech to PolyOne, (ii) the merger does not maximize value to Spartech stockholders, and (iii) Spartech and PolyOne aided and abetted the breaches of fiduciary duty allegedly committed by the members of the board of directors of Spartech. The stockholder actions seek class action certification and equitable relief, including an injunction against consummation of the merger. Spartech believes the plaintiff's allegations lack merit and will vigorously contest them.

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

16) Segment Information

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

The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 15. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate. During the fourth quarter of 2011, the Company reorganized its internal reporting and management responsibilities for a specific product line from its Color and Specialty Compounds segment to its Custom Sheet and Rollstock segment to better align its management of this product line with end markets. During the second quarter of 2010, the Company changed its organizational reporting and management responsibilities of two businesses previously included in our Color and Specialty Compounds segment to our Custom Sheet and Rollstock segment. Also in that second quarter, the Company reorganized its internal reporting and management responsibilities for certain product lines between its Custom Sheet and Rollstock and Packaging Technologies segments to better align its management of these product lines with end markets. These management and reporting changes resulted in a reorganization of the Company's three reportable segments, and historical segment results have been reclassified to conform to these changes.

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

	2012	2011	2010
Net sales: (a)(b)
Custom Sheet and Rollstock	$604,250	$577,443	$579,260
Packaging Technologies	243,102	243,997	221,218
Color and Specialty Compounds	302,003	280,850	222,418
	$1,149,355	$1,102,290	$1,022,896
Operating earnings (loss): (b)
Custom Sheet and Rollstock	$29,342	$(16,145)	$25,149
Packaging Technologies	18,006	23,580	(30,916)
Color and Specialty Compounds	7,544	2,000	(17,983)
Corporate	(39,279)	(30,721)	(37,386)
	$15,613	$(21,286)	$(61,136)
Assets:
Custom Sheet and Rollstock	$271,723	$268,635	$304,781
Packaging Technologies	151,327	145,096	140,177
Color and Specialty Compounds	82,601	94,267	81,346
Corporate and other	38,982	41,704	50,837
	$544,633	$549,702	$577,141
Depreciation and amortization: (b)
Custom Sheet and Rollstock	$14,321	$14,942	$15,869
Packaging Technologies	7,173	6,671	8,427
Color and Specialty Compounds	6,360	7,299	8,208
Corporate	3,787	3,912	4,128
	$31,641	$32,824	$36,632
Capital expenditures: (b)
Custom Sheet and Rollstock	$4,575	$12,911	$11,013
Packaging Technologies	9,832	6,993	3,440
Color and Specialty Compounds	4,518	3,965	3,269
Corporate and other	1,042	5,203	3,710
	$19,967	$29,072	$21,432

Geographic financial information for 2012, 2011 and 2010 was as follows:

	Net Sales by Destination (a)(b)			Property, Plant and Equipment, net
	2012	2011	2010	2012	2011	2010
United States	$923,747	$878,046	$837,173	$166,149	$175,074	$183,231
Mexico	102,971	81,498	65,713	16,004	15,716	15,887
Canada	82,127	74,651	78,566	8,587	9,742	10,119
Europe	30,653	59,067	33,731	6,633	7,542	2,607
Asia and other	9,857	9,028	7,713	—	—	—
	$1,149,355	$1,102,290	$1,022,896	$197,373	$208,074	$211,844
Notes to tables:

(a)	In addition to external sales to customers, inter-segment sales were $63,416, $54,396, and $50,344, in 2012, 2011 and 2010, respectively.

(b)	Excludes discontinued operations.

17) Comprehensive Income

At November 3, 2012 and October 29, 2011, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect US dollar-denominated transaction gains and losses due to fluctuations in foreign currency.

In 2012, comprehensive income included foreign currency translation adjustments of $1,495 resulting in an accumulated other comprehensive income balance of $4,960 at November 3, 2012. In 2011, comprehensive income included foreign currency translation adjustments of $570 resulting in an accumulated other comprehensive income balance of $6,455 at October 29, 2011.

As of November 3, 2012, the Company had monetary assets denominated in foreign currency of $5,172 of net Canadian liabilities, $1,024 of net euro assets and $1,360 of net Mexican Peso assets.

18) Quarterly Financial Information (Unaudited)

The following table includes certain unaudited quarterly financial information for the fiscal year quarters in 2011 and 2010, which have been adjusted for discontinued operations. See Note 2 for further discussion of discontinued operations.

	Quarter
	1st	2nd	3rd	4th	Year
2012
Net sales	$281,781	$298,323	$282,447	$286,803	$1,149,355
Gross profit (a)	21,250	29,401	26,710	32,314	109,675
Operating (loss) earnings	(526)	8,549	5,140	2,450	15,613
Net (loss) earnings from continuing operations (b)	(2,270)	3,674	1,838	(555)	2,687
Net earnings (loss) from discontinued operations	21	(3)	—	(109)	(91)
Net (loss) earnings (b)	(2,249)	3,671	1,838	(664)	2,596
Basic (loss) earnings per share attributable to common stockholders:
(Loss) earnings from continuing operations	(0.07)	0.12	0.06	(0.02)	0.09
(Loss) earnings from discontinued operations, net of tax	—	—	—	(0.01)	(0.01)
Net (loss) earnings per share	(0.07)	0.12	0.06	(0.03)	0.08
Diluted (loss) earnings per share attributable to common shareholders:
(Loss) earnings from continuing operations	(0.07)	0.12	0.06	(0.02)	0.09
(Loss) earnings from discontinued operations, net of tax	—	—	—	(0.01)	(0.01)
Net (loss) earnings per share	(0.07)	0.12	0.06	(0.03)	0.08
Dividends declared per common share	—	—	—	—	—
2011
Net sales	$234,783	$282,551	$291,716	$293,239	$1,102,290
Gross profit (a)	17,984	26,655	26,243	24,791	95,673
Operating (loss) earnings	(1,818)	7,097	8,325	(34,890)	(21,286)
Net (loss) earnings from continuing operations (c)	(1,838)	2,847	2,988	(27,380)	(23,383)
Net earnings (loss) from discontinued operations	2,871	(225)	19	(349)	2,316
Net earnings (loss) (c) (d)	1,033	2,622	3,007	(27,729)	(21,067)
Basic (loss) earnings per share attributable to common stockholders:
(Loss) earnings from continuing operations	(0.06)	0.09	0.10	(0.89)	(0.76)
Earnings (loss) from discontinued operations, net of tax	0.09	(0.01)	—	(0.01)	0.08
Net earnings (loss) per share	0.03	0.08	0.10	(0.90)	(0.69)
Diluted (loss) earnings per share attributable to common shareholders:
(Loss) earnings from continuing operations	(0.06)	0.09	0.10	(0.89)	(0.76)
Earnings (loss) from discontinued operations, net of tax	0.09	(0.01)	—	(0.01)	0.08
Net earnings (loss) per share	0.03	0.08	0.10	(0.90)	(0.69)
Dividends declared per common share	—	—	—	—	—
Notes to tables:

(a)	Gross profit is calculated as net sales less cost of sales and amortization expense.

(b)
Operating earnings and net earnings from continuing operations in 2012 were impacted by charges totaling $8,834 ($5,917 net of tax), comprising merger and transaction costs of $6,901 ($4,486 net of tax), restructuring and exit costs of $2,521 ($1,866 net of tax), and foreign currency gains of $588 ($435 net of tax). Fourth quarter 2012 operating earnings and net earnings include foreign currency gains which pertain to prior annual periods of $1,465 ($1,026 net of tax). Prior annual periods were not corrected as such amounts were immaterial and thus recorded in the fourth quarter of 2012.

(c)
Operating earnings and net earnings from continuing operations in the fourth quarter of 2011 were impacted by charges totaling $41,067 ($28,813 net of tax), comprising goodwill impairments of $40,455 ($28,435 net of tax), restructuring and exit costs of $634 ($393 net of tax), and foreign currency gains of $22 ($15 net of tax).

(d)	The earnings from discontinued operations in 2011 include the settlement agreement for breach of contract by Chemtura that led to $4,844 in cash proceeds and after tax earnings of $3,003.

19) Former President and Chief Executive Officer's Arrangement

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
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of November 3, 2012, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

Evaluation of Internal Control Over Financial Reporting
During the period ended November 3, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's report on internal control over financial reporting and the related report of the Company's independent registered public accounting firm, Ernst & Young LLP, are included in Part II - Item 8.

ITEM 9B. OTHER INFORMATION

On December 12, 2012, the Compensation Committee of the Company's Board of Directors approved amendments to the standard forms for SSARs awards and restricted stock awards, which may be issued under the Company's 2004 Equity Compensation Plan pursuant to the Company's Long-Term Equity Incentive Program. The following amendments were made to each form of award:

•
The change of control provisions were amended to provide for double-trigger acceleration of vesting, pursuant to which vesting of awards will now only occur if a change of control occurs and the employee is terminated by the Company without cause or the employee terminates employment for Good Reason in connection with or within the 24 months following the change of control.

•
The amendments removed provisions that provided for a tax gross up payment in the event that a payment or benefit under the award was determined to be an “excess parachute payment” subject to an excise tax under the Internal Revenue Code.

Each award of SSARs or restricted stock made on or after December 12, 2012 will be made pursuant to the amended award agreement forms.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The information concerning Directors of the Company contained in the section titled “Proposal 1: Election of Directors” of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) or in a subsequent amendment to this Annual Report on Form 10-K, is incorporated herein by reference in response to this Item.

Audit Committee
The information regarding the Audit Committee and Audit Committee financial expert is contained in the sections titled “Board of Directors” and “Committees” of the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K and is incorporated herein by reference in response to this Item.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Information regarding Section 16(a) beneficial ownership reporting compliance is contained in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K and is incorporated herein by reference in response to this Item.

Recommendation of Director Nominees by Stockholders
Information concerning the procedures for security holders to recommend nominees to the Company's Board of Directors is contained in the section titled “Proposals of Stockholders” of the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K and is incorporated herein by reference in response to this Item. The Company has not implemented any material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the last time it provided disclosure of such procedures.

Executive Officers of the Registrant
The following table provides certain information about the Company's executive officers, their positions with the Company, and their prior business experience and employment for at least the past five years:

Name	Age	Current Office, Prior Positions and Employment
Victoria M. Holt	55
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

Randy C. Martin	50
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

Carol L. O’Neill	49
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

Timothy P. Feast	45
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

Rosemary L. Klein	45
Senior Vice President, General Counsel and Corporate Secretary (since March 2009). Prior to joining the Company, Ms. Klein was Senior Vice President, General Counsel and Corporate Secretary at Solutia Inc. (2004 to 2009). Prior to Solutia in June 2003, Ms. Klein held various senior level legal roles at Premcor Inc. and Arch Coal, Inc.

Michael G. Marcely	45
Senior Vice President, Sheet Turnaround Leader (since January 2012); Senior Vice President, Finance (September 2010 to January 2012); Senior Vice President, Planning and Controller (July 2009 to September 2010); Vice President, Financial Planning and Analysis (April 2008 to July 2009); Vice President, Corporate Controller (July 2004 to April 2008); Director of Internal Audit (January 2003 to July 2004). Mr. Marcely, a CPA, was with Ernst & Young LLP for four years, Emerson Electric for four years and KPMG LLP for six years before joining the Company in 2003.

Robert E. Lorah	54
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

Robert J. Byrne	54
Senior Vice President and Chief Information Officer (since June 2011); Vice President and Chief Information Officer (from December 2008 to June 2011). Prior to joining the Company, Mr. Byrne spent more than 25 years in various plant operations and information technology positions with Anheuser-Busch Companies Inc., including six years as Vice President and Chief Information Officer.

Richard A. Locke	59
Vice President, Procurement (since April 2010).  Prior to joining the Company, Mr. Locke was Vice President, Supply Chain for Alcan Packaging Americas responsible for its supply chain and procurement function (2005 to 2010). Prior to Alcan Packaging Americas, he held similar leadership roles at Pactiv and Sweetheart Cup Company.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the sections titled “Executive Compensation;” “Compensation of Directors;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report” in the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K is incorporated herein by reference in response to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections titled “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K is incorporated herein by reference in response to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained in the sections titled “Proposal 1: Election of Directors” and “Certain Business Relationships and Transactions” in the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K is incorporated herein by reference in response to this Item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the section titled “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement or in a subsequent amendment to this Annual Report on Form 10-K is incorporated herein by reference in response to this Item.

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
Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.18	Amended and Restated Security Agreement Dated as of June 9, 2010, by and among PNC Bank, National Association, as Collateral Agent for the Secured Parties	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on June 9, 2010
10.19*	Employment letter between Spartech Corporation and Victoria M. Holt	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 10, 2010
10.20*	Form of Spartech Corporation Severance and Noncompetition Agreement for Named Executive Officers	Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the SEC on January 13, 2011
10.21	Second Amendment to Amended and Restated Credit Agreement Dated as of January 12, 2011	Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on January 13, 2011
10.22	Third Amendment to Amended and Restated Note Purchase Agreement Dated as of January 12, 2011	Incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed with the SEC on January 13, 2011
10.23	Third Amendment to Amended and Restated Credit Agreement dated as of December 6, 2011	Incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the SEC on December 21, 2011
10.24	Fourth Amendment to Amended and Restated Note Purchase Agreement dated as of December 6, 2011	Incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed with the SEC on December 21, 2011
10.25	First Amendment to Amended and Restated Credit Agreement dated as of July 2, 2010	Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K filed with the SEC on December 21, 2011
10.26	Form of Amended and Restated Severance and Noncompetition Agreement adopted October 23, 2012 for executive officers	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 29, 2012
21	Subsidiaries of Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Filed herewith
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

Exhibit Number	Description	Location
101
Data File for the Registrant's Annual Report on Form 10-K for the year ended November 3, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

Filed herewith
_______________________________

*	Denotes management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Victoria M. Holt
Victoria M. Holt
December 17, 2012	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

December 17, 2012	/s/ Victoria M. Holt	President and Chief Executive Officer (Principal Executive Officer)
Victoria M. Holt

December 17, 2012	/s/ Randy C. Martin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Randy C. Martin

December 17, 2012		Director
*Ralph B. Andy

December 17, 2012		Director
*Lloyd E. Campbell

December 17, 2012		Director
*Edward J. Dineen

December 17, 2012		Director
*Walter J. Klein

December 17, 2012		Director
*Pamela F. Lenehan

December 17, 2012		Director
*Jackson W. Robinson

December 17, 2012		Director
*Craig A. Wolfanger
_______________________________

*
Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as an Exhibit to this Form 10-K.

/s/ Rosemary L. Klein
Rosemary L. Klein
Attorney-in-Fact

SPARTECH CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED 2012, 2011 AND 2010
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions and Charges to Costs and Expenses	Write-Offs (1)	Balance End of Period
November 3, 2012
Trade receivable allowance for doubtful accounts	$2,437	$1,290	$(386)	$3,341
Note receivable allowance for doubtful accounts	—	—	—	—
October 29, 2011
Trade receivable allowance for doubtful accounts	$3,404	$622	$(1,589)	$2,437
Note receivable allowance for doubtful accounts	6,500	(2,547)	(3,953)	—
October 30, 2010
Trade receivable allowance for doubtful accounts	$2,470	$1,566	$(632)	$3,404
Note receivable allowance for doubtful accounts	$—	$6,500	$—	$6,500
_______________________________

(1)	Includes accounts receivable write-offs related to discontinued operations of $363 in 2011.

All other schedules are omitted because they are not applicable or the required information is shown in Item 8, “Financial Statements and Supplementary Data.”

F-1