Form 10-K/A
period 2012-11-03
SPARTECH CORP
filed 2013-03-01
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A

(Amendment No. 1)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,210,344 shares of Common Stock, $0.75 par value per share, outstanding as of February 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SPARTECH CORPORATION
AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR ENDED NOVEMBER 3, 2012
TABLE OF CONTENTS

Page

EXPLANATORY NOTE1
PART III2
ITEM 10. Directors, Executive Officers and Corporate Governance2
Board of Directors2
Audit Committee3
Board of Director Nominations3
Code of Ethics4
Section 16(A) Beneficial Ownership Reporting Compliance4
ITEM 11. Executive Compensation4
Compensation of Directors4
Director Compensation Table5
Compensation Committee Interlocks and Insider Participation5
Compensation Discussion and Analysis5
Compensation Committee Report19
Compensation of Executive Officers20
Summary Compensation Table20
Grants of Plan-Based Awards21
Outstanding Equity Awards22
Option Exercises and Restricted Stock Vested23
Nonqualified Deferred Compensation23
Potential Payments upon Termination or Change in Control24
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters30
Security Ownership of Certain Beneficial Owners and Management30
Changes in Control31
Equity Compensation Plan Information32
ITEM 13. Certain Relationships and Related Transactions and Director Independence32
Director Independence32
Certain Business Relationships and Transactions32
ITEM 14. Principal Accounting Fees and Services33
Fees Paid to Independent Registered Accounting Firm33
PART IV34
ITEM 15. Exhibits and Financial Statement Schedules34
SIGNATURES35
Exhibit 31.136

i

Exhibit 31.237

EXPLANATORY NOTE

Spartech Corporation (“we,” “us,” “our,” the “Company,” or “Spartech”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended November 3, 2012, to include additional information required by Part III of form 10-K (Items 10, 11, 12, 13, and 14) as permitted by General Instruction G(3) of Form 10-K. In connection with the filing of this Amendment No. 1 we are also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Except for the addition of disclosures in response to Items 10, 11, 12, 13, and 14 of Part III and Item 15 of Part IV, no other information included in Spartech’s Form 10-K for the fiscal year ended November 3, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events occurring after December 17, 2012, the date of filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS

The current members of our Board of Directors are set forth below, along with a description of their business experience, directorships during the past five years and qualifications, attributes and skills.

Name, Term and Age	Director Biographical Information
Ralph B. Andy Director since 1998 Age, 68
Mr. Andy has served as non-executive Chairman of the Board of the Company since January 2008. He is the Chairman and President of Pennatronics Corp., a provider of contract electronic manufacturing services, serving in such capacity since 2000. Prior to his association with Pennatronics, Mr. Andy was founder, Chairman and Chief Executive Officer of Polycom Huntsman, Inc. Mr. Andy brings to the Board more than 30 years of experience in the plastic compounding industry, including significant leadership, operational, manufacturing knowledge and international experience from his roles at both Polycom Huntsman and Pennatronics. Mr. Andy has significant board experience, including previous service as Chairman of the Company’s Compensation Committee and a member of the Company’s Audit and Governance Committees and current service as the Chairman of the Board of Trustees at The Washington Hospital.

Lloyd E. Campbell Director since 2002 Age, 55
Mr. Campbell is a consultant in the New York office of Spencer Stuart, a global executive search firm. Prior to joining Spencer Stuart in May 2008, Mr. Campbell spent seven years with Rothschild North America as a managing director and global partner. For six years, he led the private finance group, reporting to the CEO of Rothschild NA.  Before Rothschild, Mr. Campbell spent 16 years with Credit Suisse First Boston where he started as an associate and rose to managing director of the private finance group.  He first began his career with Teachers Insurance and Annuity Association, where he was a member of the private placement department for five years, responsible for institutional placement investments in corporate entities. Mr. Campbell brings more than 30 years of financial and accounting and international experience to the Board from these positions. Additionally, Mr. Campbell brings cross-board experience to the Board. Mr. Campbell currently sits on the board of The Guardian Life Insurance Company of America and is Special Advisor to Aurora Management Partners LLC. He previously served on the boards of Alderwoods Group, Argyle Security and Georgetown University. Additionally, he served as a senior adviser to Rothschild’s merchant banking activities.

Edward J. Dineen Director since 2006 Age, 58
Mr. Dineen is Chief Executive Officer of LS9, Inc., an industrial biotechnology company, serving in such capacity since December 2010. Mr. Dineen previously served as Chief Operating Officer of LyondellBasell Industries (NYSE: LYB), one of the world’s largest petrochemical, fuels, and polymers companies, and was a member of its Management Board until his departure in December 2009. Mr. Dineen held a series of senior executive positions with LyondellBasell from 1998 until assuming his position as COO in March 2009. In January 2009, LyondellBasell’s U.S. operations and one of its European holding companies voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining LyondellBasell, Mr. Dineen was with ARCO Chemicals for over 20 years. Mr. Dineen brings more than 30 years of industry, operational, leadership, manufacturing and international experience, as well as strategic planning experience, to the Board from his positions at LS9, LyondellBasell, and ARCO Chemicals.

Name, Term and Age	Director Biographical Information
Victoria M. Holt Director since 2005 Age, 55
Ms. Holt is President and Chief Executive Officer of the Company, serving in such capacity since September 2010, and serving on our board since 2005. From January 2003 to September 2010, Ms. Holt was Senior Vice President, Glass and Fiber Glass, for PPG Industries, Inc. (NYSE: PPG), a global manufacturer of coatings, chemicals, and glass products. Prior to joining PPG, Ms. Holt was Vice President of Performance Films for Solutia Inc. (NYSE: SOA). She began her career at Solutia’s predecessor, Monsanto Company (NYSE: MON), where she held various sales, marketing, and global general management positions. Ms. Holt brings leadership, strategic planning, industry, operational, manufacturing and international experience to the Board. Ms. Holt currently sits on the board of Waste Management, Inc.

Walter J. Klein Director since 2003 Age, 66
Mr. Klein, a CPA, was Vice President, Finance for Stepan Company (NYSE: SCL), a global manufacturer of specialty and intermediate chemicals, from 1992 until his retirement in April 2002. In such capacity, Mr. Klein served as a member of Stepan’s executive leadership team and led the company’s finance organization. Prior to serving as Vice President, Finance for Stepan, he served in other finance and accounting positions, including serving as the company’s controller. Mr. Klein brings more than 30 years of financial and accounting experience, as well as leadership, industry, and international experience, to the Board. Mr. Klein also has cross-board experience, having previously served as a member of the board of directors and chairman of the audit committee of Argyle Security.

Pamela F. Lenehan Director since 2004 Age, 60
Ms. Lenehan is President of Ridge Hill Consulting, LLC, a strategy consulting firm, serving in such capacity since June 2002. Prior to joining Ridge Hill Consulting, Ms. Lenehan was Vice President and Chief Financial Officer of Convergent Networks, Inc. (March 2000-September 2001), and Senior Vice President - Corporate Development and Treasurer of NYSE-listed Oak Industries, Inc. (1995-2000) until it was acquired by Corning. Prior to that Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking Division and a Vice President at Chase Manhattan Bank. Ms. Lenehan brings more than 30 years of financial and accounting and strategic planning experience to the Board. She also has cross-board experience. Ms. Lenehan currently serves on the board of directors of American Superconductor Corporation (NASDAQ: AMSC), Monotype Imaging Inc. (NASDAQ: TYPE) and privately-held National Mentor Holdings. She also chairs the compensation committee and serves on the audit committee of Monotype Imaging and chairs the audit committees of American Superconductor Corporation and National Mentor Holdings. Ms. Lenehan also previously served on the board of directors of Avid Technology. She holds a Masters Professional Director Certification from the American College of Corporate Directors, a national public company director education organization.

Jackson W. Robinson Director since 1993 Age, 70
Mr. Robinson was Chairman of the Board of the Company from May 2005 to January 2008. He is a Partner of Brown Advisory Holdings, Inc., a full-service investment firm. Mr. Robinson also serves as Founder and Managing Partner of Winslow Management Company, which he founded in 1983 and which is now a separate operating group of Brown Advisory. Mr. Robinson brings more than 30 years of financial and accounting, leadership, and strategic planning experience to the Board, with a particular focus on sustainability. He also provides cross-board experience having served as a director and member of the audit committee of Jupiter European Opportunities Trust PLC, a closed-end mutual fund listed on the London Stock Exchange, for over ten years ending in 2011, and currently serving as a trustee for Suffield Academy in Connecticut where he serves as the investment committee chair.

Craig A. Wolfanger Director since 2001 Age, 54
Mr. Wolfanger is founder, President and Chief Executive Officer of Raptor Partners LLC, an investment banking firm. Prior to forming Raptor Partners in 2005, Mr. Wolfanger was Senior Managing Director and Head of Investment Banking for Parker/Hunter Incorporated. Prior to joining Parker/Hunter, he was a partner at Alex Brown & Sons, managing its New York investment banking practice. Mr. Wolfanger started his career as an investment banker with Kidder, Peabody & Co. Mr. Wolfanger provides nearly 30 years of experience in strategic planning, financial and accounting, and leadership experience to the Board.

AUDIT COMMITTEE

The Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Board has determined that all members of the Audit Committee are “independent” under the NYSE Corporate Governance Standards and the Company’s Director Independence Policy. The Audit Committee consists of Mr. Klein (Chair), Mr. Campbell, and Mr. Wolfanger. The Board has determined that Mr. Klein qualifies as an “audit committee financial expert” under the rules of the SEC.
BOARD OF DIRECTOR NOMINATIONS

A description of the procedures by which stockholders may recommend nominees to the Company’s board of directors is included under “Stockholder Proposals” in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is available on the Company’s website www.spartech.com under “Investor Relations.” The Company has not implemented any material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the last time it provided disclosure of such procedures.

CODE OF ETHICS

The Board of Directors has established specific Corporate Governance Guidelines, a Code of Ethics for the President and Chief Executive Officer and Senior Financial Officers, and a Code of Business Conduct and Ethics for all directors, officers and employees. These documents are provided on the Company's website at www.spartech.com within the Investor Relations portion of the site. The Company intends to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, a provision of its Code of Ethics that applies to its Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on the Company's website. At this same website location, the Company provides an Ethics Hotline phone number that allows employees, stockholders, and other interested parties to communicate with the Company's management or Audit Committee (on an anonymous basis, if so desired) through an independent third-party hotline. In addition, this same website location provides instructions for stockholders or other interested parties to contact the Company's Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own beneficially more than ten percent of a registered class of the Company’s equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. To the Company’s knowledge, based solely on review of the copies of such reports filed with the SEC and written representations from its directors and executive officers that no other reports were required, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them on a timely basis during our 2012 fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The compensation of the Company’s directors is determined by the Governance Committee subject to approval by the entire Board. Ms. Holt, who is the only employee director, receives no compensation for her service as a director. The objectives for the Company’s non-employee director compensation program are to attract highly-qualified individuals to serve on the Board and align directors’ interests with the interests of stockholders. The Governance Committee reviews the program periodically to ensure that it continues to meet these objectives. To determine whether the director compensation program is competitive, the Governance Committee considers general market information in relation to program design. The Governance Committee recommends any change it considers appropriate to the full Board for its review and approval, and includes the relevant information and data for the Board to use in its considerations.

For fiscal 2012, the Company paid each non-employee director a base annual fee of $65,000, plus additional base annual fees of $10,000, $10,000, $7,500, and $7,500 for the members (including the Chairs) of the Audit, Compensation, Governance, and Sustainability committees, respectively. The Company also paid our Chairman of the Board additional fees of $100,000, and the Chairs of the Audit, Compensation, Governance, and Sustainability committees additional fees of $10,000, $10,000, $2,500, and $2,500, respectively. Based on the Company’s belief that attendance at meetings is expected as part of Board and committee service, the Company does not generally pay fees for attendance at Board or committee meetings, but it does pay or reimburse the directors’ travel expenses incurred in attending meetings.

Each non-employee director also receives an annual restricted stock unit award having a fair value of $50,000 based on the closing market price of the Company’s common stock on the date of grant.

Director Stock Ownership Policy. The Board has adopted a Director Stock Ownership Policy. This Policy requires each non-employee director to acquire, within four years after the director is first elected to the Board, and hold, until after the non-employee director leaves the Board, shares of Company common stock having an aggregate public market value of at least three times the director’s annual cash retainer for Board service. During any period of time that a director’s ownership is below this level, the director must retain ownership of 100% of any shares of Company common stock acquired by the director pursuant to the grant, vesting, payout, or exercise of any stock-based compensatory award. Restricted stock counts towards calculating ownership to the extent vested, but restricted stock units and other rights to receive shares in the future do not count in calculating ownership levels. Upon specific application, the Chairman of the Governance Committee or the Chairman of the Board may grant exceptions to the guidelines

v

in cases of serious hardship or other special circumstances. Each director’s current stock ownership is shown in the table in the section captioned “Security Ownership.”

DIRECTOR COMPENSATION TABLE

The following table discusses non-employee director compensation for fiscal 2012:

Director	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Ralph B. Andy	$165,000	$50,000	$215,000
Lloyd E. Campbell	$85,000	$50,000	$135,000
Edward J. Dineen	$82,500	$50,000	$132,500
Walter J. Klein	$85,000	$50,000	$135,000
Pamela F. Lenehan	$85,000	$50,000	$135,000
Jackson W. Robinson	$82,500	$50,000	$132,500
Craig A. Wolfanger	$85,000	$50,000	$135,000
__________

(1)
Amounts reported in this column represent the grant date fair value of restricted stock unit grants made during fiscal 2012, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification, 718, Compensation – Stock Compensation. Restricted stock units are fully vested upon grant, but are not subject to distribution until after the director’s service on the Board is terminated.

The following table sets forth the number of shares underlying equity awards held by each non-employee director as of November 3, 2012, the Company’s fiscal year end.

Director	Restricted Stock	Stock Options	Restricted Stock Units (1)
Ralph B. Andy	75,484	-	15,676
Lloyd E. Campbell	5,602	-	32,204
Edward J. Dineen	5,602	-	27,892
Walter J. Klein	5,602	15,000	32,204
Pamela F. Lenehan	5,602	-	30,759
Jackson W. Robinson	6,723	-	33,767
Craig A. Wolfanger	5,602	-	32,204
__________

(1)	Includes additional restricted stock units related to dividends declared on the Company’s Common Stock.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For the period October 29, 2011 through November 3, 2012, the Compensation Committee of the Board was composed of Ms. Lenehan, Mr. Dineen, and Mr. Wolfanger, none of whom was an officer or employee of the Company. During fiscal 2012 none of the members of the Compensation Committee had or has any transaction with any related person requiring disclosure under the rules of the SEC.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of our compensation program for executive officers. The discussion focuses on the compensation program in effect for the 2012 fiscal year and compensation decisions made with respect to the compensation program. The Compensation Committee of our Board of Directors (the “Committee”) determines compensation for the CEO. The Committee also reviews, provides input and guidance, and approves the CEO’s recommendations for the compensation of all other executive officers. In making its decisions, the Committee reviews the performance of the Company, considers stockholder alignment, considers the performance of the individual executive officers, and confers with an independent compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”), to assess the competitive market for comparable executives.

Currently, the Company has nine executive officers. These executive officers have the broadest job responsibilities and policy-making authority in the Company and are held accountable for the Company’s performance. Details of compensation for our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the three other highest paid executive officers (collectively the “named executive officers”) can be found in the tables in the section captioned “Compensation of Executive Officers” below.
Executive Summary

Our philosophy regarding executive compensation is focused on motivating our executives to drive the Company’s short- and long-term performance and stockholder value. Executing on this philosophy, our executive compensation program includes elements designed to: encourage leaders to achieve and exceed performance targets and deliver strong results; provide a significant portion of executive officers’ compensation that is linked to our long-term success as incentives to help maximize stockholder return; and attract and retain talented executives whose continued employment is crucial to our success and growth. The elements of our executives’ total compensation are base salary, annual cash incentive awards, long-term incentive awards (cash and equity), and deferred compensation and other employee benefits.

Fiscal 2012 Financial Results

The Company gained momentum on its key priorities and turnaround efforts in 2012, which provided for improved results and established a stronger foundation for future earnings growth. The Company plans to build on this foundation and execute on its growth strategy, which focuses on shifting its product mix towards more specialized and higher margin products. The Company’s believes that the pending merger with PolyOne Corporation will accelerate its shift to specialty applications and create a more competitive cost structure, enhance customer relationships, improve market access and increase innovative technologies. The table below sets forth certain summary results of operations as of the end of our 2012 and 2011 fiscal years.

	Fiscal Year Ended		Percent Increase
	November 3, 2012	October 29, 2011
	(in millions except per share data)
Net Sales	$1,149	$1,102	4%
Operating earnings excluding special items	$24.4	$21.1	16%
Diluted earnings per share from continuing operations excluding special items	$ 0.28	$ 0.20	40%
Net cash provided by operating activities	$44.3	$42.3	5%
__________
Note: See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 3, 2012 for a reconciliation of “operating earnings” and “diluted earnings per share from continuing operations” prepared under U.S. generally accepted accounting principles to “operating earnings excluding special items” and “diluted earnings per share from continuing operations excluding special items,” respectively.

Based on the Company’s financial results for its 2012 fiscal year as compared to its 2011 fiscal year, the Company exceeded the threshold levels required for executive officers to receive a payout under the annual performance-based awards granted under our Short-Term Incentive Plan for fiscal 2012. Please see “Elements of executive compensation and executive compensation decisions for 2012” below for further detail regarding these awards.
Highlights of CEO Compensation for 2012 and 2013
Our President and Chief Executive Officer, Victoria M. Holt, received total compensation for our 2012 fiscal year of $1,421,828. This amount reflects her base salary, the grant date fair value of stock-settled stock appreciation rights (“SSARs”) awards, amounts received under our Short-Term Incentive Plan, the Company’s contribution to its non-qualified deferred compensation plan on her behalf, and the Company’s matching contribution to its 401(k) plan on her behalf. Ms. Holt received $405,899 (approximately 60% of target) under our Short-Term Incentive Plan for fiscal 2012 as the Company exceeded the threshold level of performance required for payment under the plan. Additionally, as part of our 2013 Long-Term Incentive Plan, Ms. Holt received equity grants of 39,605 shares of restricted stock and 39,605 SSARs. The Committee determined to make these restricted stock and SSARs grants for 2013 at approximately 50% of the targeted incentive as a result of the pending merger transaction with PolyOne Corporation. The Compensation Committee also granted a 4.9% base salary increase to Ms. Holt effective November 1, 2012, which increased her base salary to $682,000 annually. Ms. Holt had not received an increase since joining the Company as CEO. Please see “CEO Compensation for 2012 and 2013” and the compensation tables below for further details regarding Ms. Holt’s compensation.

Alignment of Financial Results, Stock Price and Executive Compensation
To align our executives’ compensation with our financial results and the interests of our stockholders, a substantial portion of compensation is "at risk" and performance based. Under this structure, the elements of our target executive compensation may have no value, or may not achieve the target value as follows:

•
Annual performance-based awards under our Short-Term Incentive Plan and performance awards under our Long-Term Incentive Plan do not pay out and would have no value if we do not achieve performance thresholds set by the Committee for each type of award;

•
Even when we achieve the respective performance thresholds, annual performance-based awards under our Short-Term Incentive Plan and performance awards under our Long-Term Incentive Plan generally will not pay out at the target level unless we achieve performance targets substantially exceeding the respective performance thresholds; and

•	Awards of SSARs only have value to the extent our stock price increases from the stock price on the date the awards were granted.
As discussed above, our annual performance-based awards under our Short-Term Incentive Plan and performance awards under our Long-Term Incentive Plan are performance-based plans and represent "at risk" compensation because minimum threshold levels of performance must be attained in order for any payout to occur. Similarly, the SSARs component of our long-term equity incentives is performance based and "at risk" because the stock price at exercise must exceed the stock price on the date the awards were granted in order to provide any value to the executive.
Executive Compensation Highlights for 2012 Fiscal Year
For the 2012 fiscal year and planning for the 2013 fiscal year, the Committee’s evaluations included reviews of executive officer’s base salary, annual bonus awards under our Short-Term Incentive Plan, and awards under our Long-Term Incentive Plan as follows:

•
The Committee reviewed base salaries and approved market-based increases for certain executive officers effective November 1, 2012. This was the first annual salary increase for our CEO since she became CEO. Based on an analysis performed by Pearl Meyer, the Committee determined that Ms. Holt and four other executive officers receive increases because their previous salaries were below market. In addition, the Committee determined based on the analysis that the salaries of the other four executive officers would not be increased as they were already at market.

•
The Company achieved $57.65 million adjusted EBITDA for the 2012 fiscal year, which exceeded its adjusted EBITDA threshold for the 2012 fiscal year under the Short-Term Incentive Plan and accordingly, annual bonus payments were earned under that plan. The plan provided that no payout would be earned unless the Company achieved at least $54.2 million adjusted EBITDA for fiscal 2012. Other than the individual objectives discussed below, adjusted EBITDA was the only performance metric for the fiscal 2012 performance period.

•
The Committee reviewed the performance of each named executive officer in his or her area of responsibility and the achievement of individual objectives. Based on these evaluations and the performance under the adjusted EBITDA metric, the Committee awarded the cash bonuses in the table below under the Short-Term Incentive Plan for our 2012 fiscal year. Mr. Marcely also received an additional bonus of $100,000 based on the terms of his transition to a leadership role in our Custom Sheet and Rollstock segment.

Named Executive Officer	Short-Term Incentive Plan Award
Victoria M. Holt	$405,899
Randy C. Martin	$180,069
Timothy P. Feast	$181,064
Rosemary L. Klein	$117,086
Michael G. Marcely	$131,686

•
The Committee granted SSARs and performance cash awards under our Long-Term Incentive Plan during fiscal 2012 as shown in the table below. The performance cash awards would be payable at the end of the 2012 to 2014 performance period upon the achievement of specified performance goals.

Named Executive Officer	SSARS	Long-Term Incentive Plan Award
Victoria M. Holt	114,286	$480,000
Randy C. Martin	38,143	$160,000
Timothy P. Feast	32,946	$138,376
Rosemary L. Klein	32,143	$135,000
Michael G. Marcely	27,536	$115,650

•	The Committee did not make any performance awards under our Long-Term Incentive Plan for the 2010 to 2012 fiscal period and, accordingly, no payouts were earned for this period.

•
The Committee determined that awards granted under our Long-Term Incentive Plan for fiscal 2013 would include grants of time-vested restricted stock and SSARs. In establishing the dollar amount of the awards for 2013, the Committee considered the dollar amounts associated with awards made in prior years, as well as market and peer group data provided by Pearl Meyer, and the expected timing of the pending merger transactions with PolyOne corporation. The Committee determined to include a “double-trigger” change of control provision in the awards so that accelerated vesting of awards will now only occur if a change of control occurs and the employee is terminated by the Company without cause or the employee terminates employment for good reason in connection with, or within the 24 months following, the change of control.

The chart below highlights the extent to which the total pay opportunity awarded to our current named executive officers for fiscal 2012 is characterized by "at risk" performance-based compensation by illustrating the percentage of each element at target and showing the "at risk" portion of compensation for each of our current named executive officers.

Executive Officer	Base Salary(1)	Target Annual Performance-Based Bonus(1)	SSARs	Target Long-Term Performance Award(2)	Total Target Compensation	Percent “At-Risk”	Actual 2012 Total Compensation
Victoria M. Holt	$650,000	$650,000	$331,429	$480,000	$2,111,429	69%	$1,421,828
Randy C. Martin	$356,000	$213,600	$110,615	$160,000	$840,225	58%	$684,184
Timothy P. Feast	$307,500	$153,750	$95,543	$138,000	$664,793	54%	$611,589
Rosemary L. Klein	$300,000	$150,000	$93,215	$135,000	$679,215	56%	$545,033
Michael G. Marcely	$252,000	$126,000	$79,854	$115,650	$573,504	57%	$623,948
__________

(1)	Base salary and target annual performance-based bonus under our Short-Term Incentive Plan are presented as of October 29, 2011.

(2)	Represents threshold and target payout (which were the same for these awards) after completion of three-year (2012-2014) performance period if the performance metrics are achieved.
Commitment to best practices in executive compensation governance.
Our commitment to what we view as best practices in executive compensation governance is reflected in much of the discussion contained in this Compensation Discussion and Analysis. The following practices highlight this commitment:

•	Our short- and long-term performance-based cash programs are based on the achievement of objective metrics that we view as critical long-term value drivers.

•	We grant annual equity awards so our executive officers have unvested awards that incentivize them to increase stockholder value and achieve long-term growth and success.

•	Our executive officers are subject to stock ownership guidelines and a no hedging policy.

•	Our short- and long-term award agreements include forfeiture and cancellation provisions that are triggered upon the occurrence of certain events.

•	We do not offer tax gross-up payments, including excise tax gross-up payments, in connection with our compensation programs.

•	We do not offer perquisites to executive officers other than those available to other employees such as medical and disability insurance programs.

•	The Committee's independent compensation consultant, Pearl Meyer, is retained directly by the Committee and performs services solely in support of the Committee.

Objectives and Overview

The objectives of our compensation programs are to:

Drive superior performance — Encourage leaders to achieve and exceed our Company-established performance targets and deliver strong results relative to the companies in our peer group;

Focus on long-term success — Provide a significant portion of executive officers’ compensation through programs linked to our long-term success as incentives to help maximize stockholder return; and

Attract and retain key executives — Attract and retain talented executives whose continued employment is crucial to our success and growth.

The following table outlines the major elements of compensation in fiscal 2012 for our named executive officers:

Elements of Compensation		Description		Purpose
Short-Term Compensation	Base Salary	•	Fixed annual compensation that is payment for a satisfactory level of individual performance	•	To attract and retain talent

	Performance-Based Bonus	•	An annual opportunity with actual payouts contingent upon Committee-approved financial and individual performance goals	•	To focus management on short-term (one-year) financial results in targeted areas or in the case of individual targets, to focus on non-financial metrics

Long-Term Incentive	Stock-Settled Stock Appreciation Rights (SSARs)	•	Grants that upon exercise give the holder the right to receive the net appreciation in market value of a specified number of shares of our common stock over a base price	•	To motivate executives to drive long-term increases in common stock market price
				•	To align executives’ interests with those of shareholders

	Performance Cash Awards	•	Long-term cash incentive awards with actual payouts contingent upon Committee-approved financial performance goals measured over a three-year period.	•	To focus management on long-term (three-year) financial results in targeted areas
				•	To align executives’ interests with those of shareholders

Benefit Plans	401(k), Life Insurance, and Medical Benefits	•	Standard benefit plans provided by similar firms	•	To provide market-competitive benefits

	Deferred Compensation	•	Annual defined contributions into a non-qualified executive deferred compensation plan	•	To serve as a partial substitute for our lack of a defined benefit retirement plan and contribution limits on 401(k) Plan contributions

				•	To provide a retention tool and retirement benefit without incurring the significant costs of a supplemental executive retirement plan or a traditional pension plan

Determination of compensation levels of executive officers

The Committee assesses the performance of the Company in part based on specific measures and targets established by the Committee and the Board of Directors. Committee members receive regular updates on business priorities, strategies and results during which they interact with executive officers. However, compensation decisions are not driven entirely by financial performance assessments. Committee members use their judgment and discretion in making compensation decisions that support our compensation objectives and align with our compensation principles, as discussed in more detail below.

The Committee retained Pearl Meyer as its independent consultant for our 2012 fiscal year. Pearl Meyer advises the Committee on compensation matters directly relating to executive cash compensation, long-term incentives and severance and noncompetition agreements. In particular, Pearl Meyer assists the Committee to assess the competitive positioning of our compensation programs

x

relative to an appropriate peer group and against published surveys of a large number of cross-industry companies. Pearl Meyer also works for the Committee on an ongoing basis to review and assess current Company compensation relative to competitive compensation practices and compensation packages for any newly hired or promoted executive officers. There are no potential conflicts of interest because other than the services that Pearl Meyer provides to the Committee, it does not otherwise provide services to the Company and receives no other compensation from the Company.

Additionally, management uses the services of Pay Governance LLC as its external consultant to provide advice and recommendations related to proposed compensation and the design of compensation programs.

The Committee reviews the Company’s compensation philosophy, including the design and effectiveness of the Company’s short- and long-term compensation plans, each fiscal year. The Committee establishes performance metrics and objectives for payouts under our short- and long-term compensation plans at the beginning of each fiscal year. Threshold, target and maximum payout amounts for our executive officers under our short- and long-term compensation plans are also determined at the beginning of each fiscal year. After the completion of each fiscal year, the Committee then (i) reviews the Company’s financial performance and the performance of the Company’s stock and (ii) evaluates the Company’s performance under our short- or long-term incentive plans and determines whether payouts have been earned. Individual awards are then determined based on individual performance against annual objectives.

Our CEO and certain other executive officers are involved in our executive compensation process. The CEO is responsible for reviewing the performance of her direct reports with the Committee and making recommendations to the Committee as to base salary and short-term and long-term incentive awards for such reports. The CEO also makes recommendations to the Committee on how to structure compensation programs in order to attract, motivate, and retain employees. Our CFO, Senior Vice President of Human Resources, and General Counsel provide certain financial information, data, and input to the Committee in connection with the executive compensation process.

Overall management compensation principles

The Committee has established the following principles for compensating Company management:

Pay for performance — Compensation should reflect the performance of the Company over the last fiscal year (the short-term) as well as over a longer period and if Company performance does not meet certain minimum levels, payouts may be reduced or eliminated. In the short-term, compensation will reflect the extent to which goals are missed, met, or exceeded, taking into consideration individual ability to influence results. In the long term, the value delivered under equity-based programs will be driven largely by the performance of our share price and total stockholder return, both intrinsically and in comparison to our peer group;

Support business strategy — Compensation programs should be aligned with business strategies focused on long-term growth and creating value for stockholders;

Pay competitively — Overall target compensation, which is compensation received when achieving expected results, should be in line with that of individuals holding comparable positions and producing similar results at peer group and other public corporations of similar size and industry; and

Focus on a total compensation perspective — All components of pay should be considered when making compensation decisions. These components include base salary, short-term incentives, long-term incentives, deferred compensation, and benefits.

We believe our approach helps us to attract, develop and retain talented executives who are committed to our success and to achieving superior performance.

Determination of executive pay

The Committee’s philosophy is to target the 50th percentile in the marketplace for target total compensation. We consider compensation to be competitive and appropriately targeted if total compensation falls within a range of plus or minus 15% of the market median. For fiscal 2012, we benchmarked all significant elements of total direct compensation –– base salary, bonus, total cash compensation, retirement plans, and all forms of long-term incentives –– to the competitive marketplace. Based on data provided by Pearl Meyer, the compensation levels for fiscal 2012 were set within the targeted range and were consistent with our philosophy.

In benchmarking to the competitive marketplace, we considered a peer group of companies. Our peer group with respect to compensation decisions made for fiscal 2012 consisted of 19 companies selected by the Committee in consultation with Pearl Meyer. The Committee considered several factors, including:

▪	Revenue between ½ and 2 times our most recent fiscal year revenue;

▪	Operation in the plastics, or another similar, related industry;

▪	Generally overlapping labor market for recruiting top talent;

▪	Firms that include the Company as a peer in their proxy statement;

▪	Firms included in shareholder advisor reports regarding the Company (e.g., ISS and Glass Lewis); and

▪	Status as a publicly-traded, U.S.-based corporation.

The peer group is made up of the following 19 firms:

A. Schulman, Inc.    AEP Industries, Inc.    Calgon Carbon Corp.
Ferro Corp.    P. H. Glatfelter Company    H.B. Fuller Co.
Innospec, Inc.    KapStone Paper and Packaging     Koppers Holdings, Inc.
Kraton Performance Polymers    Minerals Technologies, Inc.    Myers Industries, Inc.
Olin Corp.    OM Group, Inc.    OMNOVA Solutions, Inc.
Quaker Chemical Corp.    Stepan Co.    Tredegar Corp.
Wausau Paper Corp.

From fiscal 2011 to 2012, two firms (Arch Chemicals, Inc. and Solutia, Inc.) were removed from the peer group, and one firm (Calgon Carbon Corp.) was added. Both firms that were removed were involved in sale transactions to larger organizations and as a result no longer met the selection criteria outlined above. They were replaced by a company that met all of the screening criteria. The composition of this peer group is reviewed annually.

Pearl Meyer also provided the Committee with data from broad-based, cross-industry surveys for comparative purposes as an additional resource for its 2012 executive compensation decisions. The survey data is used in conjunction with peer group data to offer a more complete set of data for benchmarking executive compensation.

Elements of executive compensation and executive compensation decisions for 2012

Short-Term Compensation Elements

We believe that it is necessary to provide short-term compensation elements, because short-term incentives provide an immediate benefit paid in cash based on the achievement of business and individual results, thereby promoting the achievement of short-term goals.

Base Salary

Base salary is set at the Committee’s discretion on an annual basis, primarily based on individual factors, such as position, salary history, individual performance, an individual’s time in that position, placement within the general salary range for the position, and competitive market conditions. The Committee budgets annual increases in accordance with broader market trends. The Committee also looks at the competitive marketplace and Company performance in setting aggregate salary increases. In fiscal 2012, the base salary amount was also benchmarked for reasonableness against the 50th percentile of peer group and market survey base salary data for comparable jobs.

For fiscal 2013, the Committee determined to increase the base salary levels for certain named executive officers (effective as of November 1, 2012) as follows:

Employee Name	Previous Salary	Salary Increase %	Salary Increase Amount $	New Salary
Victoria M. Holt	$650,000	4.9%	$32,000	$682,000
Timothy P. Feast	$307,500	2.4%	$7,500	$315,000
Rosemary L. Klein	$300,000	5%	$15,000	$315,000

Mr. Martin did not receive a salary increase for fiscal 2013. Mr. Marcely’s salary was increased to $282,000 in connection with his transition to a leadership role in our Custom Sheet and Rollstock segment.

Annual Performance-Based Bonus

The targeted annual bonus under our Short-Term Incentive Plan is expressed as a percentage of base salary for each executive officer and is set at the Committee’s discretion. For fiscal 2012, the percentages were: Ms. Holt, 100%; Mr. Martin, 60%; Mr. Feast, 50%; Ms. Klein, 50%; and Mr. Marcely, 50%. The Committee also benchmarks these amounts against the 50th percentile of bonus data for comparable jobs and responsibilities at peer group companies and in the broader market. Performance metrics, individual objectives, and payout thresholds and calculations are established in the beginning of each fiscal year and take into account the Company’s annual business plan. The target levels are aligned with the Company’s annual business plan.

The Committee determined that the performance metric for fiscal 2012 would be based on adjusted EBITDA. The plan provided that no payouts would be made if the Company’s adjusted EBITDA was less than $54.2 million or if the Company defaulted on any of its debt covenants. The Committee approved a sliding scale for payouts above or below the target based on the perceived difficulty of achieving the targets. The Company designed all of our plans for fiscal 2012 to be self-funding from the increased earnings resulting from the higher performance results. The potential payout range for fiscal 2012 for named executive officers was from 0% to 200% of target, with the payout based on achievement of performance targets for each performance measure. The payout metric for adjusted EBITDA was as follows:

Adjusted EBITDA ($ in millions)

	Threshold	Target	Maximum
Fiscal 2012 Performance	$54.2	$61.1	$73.3
Multiplier	N/A	1.00	2.00

After the overall payout amount is determined pursuant to the objective metrics, the Committee evaluates individual objectives established for each executive officer on a subjective basis, using its judgment and discretion. Based on these evaluations, the Committee determines whether to adjust the amount of the award to an executive officer. For our 2012 fiscal year, the Committee evaluated Ms. Holt based on achievement of the Company’s financial targets and objectives and achievement of individual objectives by the executive leadership team. For our 2012 fiscal year, the Committee established the following individual objectives for the named executive officers other than Ms. Holt:

Executive	Individual Objectives
Randy C. Martin
Explore opportunities to further reduce overhead costs through reduction of layers and shifting of roles and responsibilities; complete Mexico tax restructuring project; and achieve process improvements in working capital management and accounts payable function.

Timothy P. Feast
Achieve financial performance targets in the Color & Specialty Compounds segment; continue improvements in operational and safety performance; and continue to improve overall customer satisfaction. The EBITDA portion of the Short-Term Incentive Plan award is based fifty percent on segment EBITDA performance and fifty percent on Company EBITDA performance.

Rosemary L. Klein	Successfully manage the Company’s litigation matters; mitigate the Company’s exposure to environmental issues; complete compliance improvement and training initiatives.
Michael G. Marcely
Lead turnaround efforts in the Custom Sheet and Rollstock segment; manage profit maximization steering team for the segment; and manage training initiatives and priorities for the segment. The EBITDA portion of the Short-Term Incentive Plan award is based fifty percent on segment EBITDA performance and fifty percent on Company EBITDA performance.

For purposes of the Short-Term Incentive Plan, adjusted EBITDA may exclude certain unusual or extraordinary items such as restructuring and exit costs, non-cash impairments, changes in foreign currency exchange rates, extraordinary environmental and legal costs, and the impact of significant acquisitions or divestitures. For fiscal 2012, adjusted EBITDA represented EBITDA from continuing operations excluding restructuring and exit costs, merger and transaction costs, and foreign currency gains and losses.

Based on the Company’s fiscal 2012 performance of adjusted EBITDA, the Company achieved adjusted EBITDA of $57.65 million, which exceeded the minimum threshold required under the adjusted EBITDA metric. Accordingly, bonus payments were earned for the 2012 fiscal year under the Short-Term Incentive Plan at approximately 61% payout level.

After the review of the objective metrics, the Committee reviewed the performance of each named executive officer in his or her area of responsibility and the achievement of individual objectives. Based on these evaluations, the Committee awarded the following cash bonuses for our 2012 fiscal year: Ms. Holt, $405,899; Mr. Martin, $180,069; Mr. Feast, $181,064; Ms. Klein, $117,086; and Mr. Marcely, $131,686. Mr. Marcely also received an additional bonus of $100,000 based on the terms of his transition to a leadership role in our Custom Sheet and Rollstock segment.

For our 2013 fiscal year, the Committee determined that the performance metrics for the Short-Term Incentive Plan would be 75% based on adjusted EBITDA and 25% based on cash flow from operations. For segment-based executives, the EBITDA portion of the Short-Term Incentive Plan award is based fifty percent on segment EBITDA fifty percent on Company EBITDA. The Committee also determined that the target bonus percentage of base salary for each of the named executive officers for fiscal 2013 would remain the same as for fiscal 2012.

Long-Term Compensation Elements

We believe that long-term compensation elements provide appropriate motivational tools to achieve certain long-term Company goals and align the interests of our management team closely with those of stockholders. Executive officers participate in our long-term compensation programs based on their ability to make a significant contribution to the Company’s financial performance, their level of responsibility, their ability to meet performance objectives, and their leadership potential.

Each year, the Committee considers the dilution to stockholders of equity-based compensation, the dollar value of awards, and the future realizable value of the awards, and determines the form(s) of awards to be granted. The Committee approves a pool based on management’s recommendations and by benchmarking to industry/peer group data provided by our compensation consultant. The amount is then allocated among the various compensation elements and to the officers participating in the program.

In fiscal 2012, the Committee granted long-term incentive compensation in the form of stock-settled stock appreciation rights (SSARs) and performance cash awards. We designed the long-term incentive mix to balance the SSAR and performance cash award elements of each individual’s total targeted long-term incentive compensation. The Committee considered the link to stockholder return, accounting expense, retention value to executives, and impact on dilution when determining allocations to the two forms of awards.

For fiscal 2013, the Committee determined to grant restricted stock and SSARs equally split for each individual’s total targeted long-term incentive compensation. The Committee determined to make these restricted stock and SSARs grants for 2013 at approximately 50% of the targeted incentive as a result of the pending merger transaction with PolyOne Corporation.

Stock-Settled Stock Appreciation Rights (SSARs)

SSARs drive better business performance by having value only when the stock price increases. The number of SSARs issued is based on the approved target dollar amount of SSARs to be awarded, divided by the value of one SSAR, which we determine to be the Black-Scholes value of an equivalent stock option on the grant date. SSARs are similar to stock options but result in fewer shares outstanding because only a net number of shares is issued.

Time-Vested Restricted Stock

Time-vested restricted stock facilitates the retention of top talent. The number of shares of time-vested restricted stock issued is based on the approved target dollar amount of restricted stock to be awarded, divided by the value of one share of time-vested restricted stock, which for 2013 awards is equal to the ten-day average closing stock price prior to the grant approval date.

Performance Awards

Performance Awards are long-term compensation payable at the end of a three-year performance period upon the achievement of specified performance goals. Performance awards are awarded under our Long-Term Incentive Plan and may be payable in cash or equity. These awards are designed to promote and reward superior longer-term Company performance. These awards will be forfeited if the participant’s employment is terminated during the applicable performance period other than as a result of a change of control. The Long-Term Incentive Plan is intended to motivate and retain the executive officers while limiting the dilutive impact from the overall compensation program on stockholders. In addition, for cash awards the Long-Term Incentive Plan is intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code relating to deductible “performance-based compensation.”

The Committee determined that awards granted under our Long-Term Incentive Plan for the 2012 to 2014 performance period would include performance cash awards to reduce the dilution caused by long-term incentive plans. In establishing the dollar amount of the performance cash awards for 2012, the Committee considered the dollar amounts associated with awards made in prior years, as well as the competitive data supplied by our compensation consultants. Under the terms of the awards, payouts would be earned based 50% on a return on invested capital metric and 50% on a total stockholder return metric.

For the return on invested capital metric, payouts will be earned from a threshold of 7.7% return on invested capital, to a target payout at 11.5% up through a maximum payout of two times target at 12.5%. Return on invested capital as of the end of any fiscal year is calculated by dividing the Company’s net operating earnings from continuing operations after tax by the average of the Company’s total operating capital at the beginning of the year and the end of the year. The Committee may also adjust the calculation for special items, including restructuring and exit costs, non-cash impairments, changes in foreign currency exchange rates, extraordinary environmental and legal costs, and the impact of significant acquisitions or divestitures. Except in the event of a change in control of the Company as described below, no payouts will be made if the target is not met at the end of the three-year performance period.

For the total stockholder return metric, payouts will be earned if the Company’ total stockholder return as compared to our peer group is at the 50th percentile or higher. At that level the payouts would be at 0.5 times target, with payouts at target at the 60th percentile and rising to two times target at the 75th percentile. “Total Stockholder Return” for a company (whether the Company or a peer group company) will be determined by taking (a) the sum of (i) cash dividends paid by the company over the performance period, plus (ii) the company’s average stock price over each trading day in the Company’s final fiscal year, minus (iii) the company’s average stock price over each trading day in the Company’s base fiscal year, and dividing that amount by (b) the company’s average stock price over each trading day in the Company’s base fiscal year. Except in the event of a change in control of the Company as described below, no payouts will be made if the target is not met at the end of the three-year performance period.

The Committee granted the following performance cash awards to the named executive officers for the 2012 to 2014 performance period:

Executive Officer	Award for 2012-2014 Performance Period
Victoria M. Holt	$480,000
Randy C. Martin	$160,100
Timothy P. Feast	$138,376
Rosemary L. Klein	$135,000
Michael G. Marcely	$115,650

For fiscal 2011, the Committee granted long-term performance cash awards. Under the terms of the awards the targeted amounts will be earned if at the end of the three-year performance period the Company achieves a return on invested capital percentage of 11.5% or greater. The amount of the payout will increase by 3% for each .1% increase in return on invested capital above the target up to the maximum payout. Except in the event of a change in control of the Company as described below, no payouts will be made if the target is not met at the end of the three-year performance period. Based on the performance to date and the pending merger transactions with PolyOne Corporation, the Company does not expect that any payouts will be made under these awards.

The Company did not grant any long-term performance awards for fiscal 2010. While the Company had granted performance awards payable in equity in previous years, at the time the Committee was considering the annual awards for 2010, the valuation of the performance shares was exceptionally high due to high volatility of the Company’s stock and the three-year duration of the performance period. In light of the challenges in valuing the awards and other factors, the Committee did not include performance awards in the long-term incentive mix for fiscal 2010.

The potential effect of the pending merger transactions with PolyOne Corporation on outstanding long-term performance awards is described in the Section titled “Potential Payments on Termination or Change in Control.”

Long-Term Compensation Elements for 2013

The Committee determined that awards granted under our Long-Term Incentive Plan for fiscal 2013 would include grants of time-vested restricted stock and SSARs. In establishing the dollar amount of the awards for 2013, the Committee considered the dollar amounts associated with awards made in prior years, market and peer group data provided by Pearl Meyer, as well as the pending merger transaction with PolyOne Corporation. The Committee determined to include a “double-trigger” change of control provision in the awards so that accelerated vesting of awards will now only occur if a change of control occurs and the employee is terminated by the Company without cause or the employee terminates employment for good reason in connection with, or within the 24 months following, the change of control. Based on the pending merger transaction with PolyOne Corporation, the Committee determined that it would not make any performance share or performance cash awards for the 2013 to 2015 performance period.

Benefit Plans

We offer benefit plans to our executive officers as a competitive measure in order to attract and retain top talent.

401(k), Life Insurance, and Medical Benefits

All Company employees, including the executive officers, are eligible to participate in 401(k), life insurance, and medical benefits plans. The terms of such benefits for our executive officers are the same as those for all Company employees. The Company provides a matching contribution to participants in our 401(k) plan equal to 50% of the amount contributed by the employee up to a maximum match of 3% of the employee’s base salary. Under applicable IRS regulations, highly compensated employees are not permitted to make contributions to a 401(k) plan above certain limits. In order to allow highly compensated employees the opportunity to receive the full 3% matching contribution on the same basis as other employees, effective January 1, 2012, the Committee modified our non-qualified deferred compensation plan to allow highly compensated employees to make contributions to the plan.

Deferred Compensation

Executive officers participate in the Company’s deferred compensation plan. The Committee reviews the plan in conjunction with its compensation consultant as a component of the total compensation program. Under the deferred compensation program, we credit 10% of the cash compensation of each participating executive officer for the preceding calendar year, up to $30,000, to the non-qualified deferred compensation plan for the executive officer. We select the funds in the portfolio, but the executive officer selects the funds in which to invest. Subject to specified vesting requirements, the value of an executive’s account is paid out upon termination of the executive’s employment.

Perquisites

Although we have historically offered certain perquisites to our executive officers, the Committee voted to remove all perquisites as elements of compensation effective the first day of fiscal 2011 and accordingly, these perquisites are not part of the Company’s compensation philosophy.

Severance and Noncompetition Agreements

Severance and noncompetition agreements are designed to protect the Company from competition by former executive officers, deter former executive officers from soliciting our customers, suppliers, and employees, and provide transitional compensation to executive officers in the event of certain termination events. They provide security for executive officers against sudden termination and help promote retention of high performing individuals. They also assist in recruiting and retaining key employees by providing competitive arrangements. The provisions of each agreement are determined by analysis of peer group and market trends and practices, and are set at competitive levels with industry practice.

We have entered into severance and noncompetition agreements to provide compensation to eligible executives whose employment is terminated involuntarily under certain circumstances. Our plans or long-term incentive awards may also provide payments or benefits in the event of the termination of employment or a Change in Control of the Company. The financial terms of these agreements as well as other provisions effective upon severance or a Change in Control are discussed in detail under “Potential Payments upon Termination or Change in Control,” below. The following table provides a summary of these terms.

	Voluntary Resignation without “Good Reason”	Termination by the Company for “Cause”	Termination by the Company without “Cause” OR Resignation for “Good Reason”	Death or Disability	Consideration Payable Upon a Change in Control
Severance and Non-competition Agreement	Not entitled to any severance.	Not entitled to any severance.
Entitled to receive 12 months’ base salary (24 months’ base salary for Ms. Holt) at the highest rate paid in the preceding three years prior to termination, plus the average annual bonus (two times the average annual bonus for Ms. Holt) paid for the preceding three fiscal years, plus 12 months’ continuation of health insurance benefits (24 months for Ms. Holt)
Not entitled to any severance.
Double trigger for payment requiring Change in Control and termination of employment.

Entitled to receive 18 months’ base salary (24 months’ base salary for Ms. Holt) at the highest rate paid in the preceding three years prior to termination, plus one-and-a-half times the officer’s target annual bonus (two times the target annual bonus for Ms. Holt), plus 18 months’ continuation of health insurance benefits (24 months for Ms. Holt)

Deferred Compensation Plan	Unvested portion of account forfeited.	Account is cancelled and forfeited.	Unvested portion of account forfeited.	Accelerate vesting so account is 100% vested.	Accelerate vesting so account is 100% vested but not payable until termination of employment.
Stock Options and SSARs
All options and SSARs are forfeited and may not be exercised; provided, however, that for SSARs issued after May 2008, an officer who voluntarily resigns would have up to 60 days after his or her resignation to exercise any vested SSARs.
All options and SSARs are forfeited.
Any unvested options and SSARs are forfeited. Vested options or SSARs would remain exercisable for one year (or three months in the case of tax-qualified incentive stock options), but not later than the original expiration date.

Accelerate vesting so all unvested options and SSARs would vest and all options or SSARs would remain exercisable for one year, but not later than the original expiration date and in the event of disability would remain exercisable until the original expiration date (or one year in the case of tax-qualified incentive stock options).

Accelerate vesting so all unvested options and SSARs would vest.

For SSARs granted on or after December 12, 2012, vesting will only accelerate if a change of control occurs and the employee is terminated by the Company without cause or the employee terminates employment for Good Reason within 24 months following the change of control.

Restricted Stock Awards	All unvested shares are cancelled.	All unvested shares are cancelled.	All unvested shares are cancelled.	Accelerate vesting so all unvested shares would immediately vest.
Accelerate vesting so all unvested shares would immediately vest.

For restricted stock granted on or after December 12, 2012, vesting will only accelerate if a change of control occurs and the employee is terminated by the Company without cause or the employee terminates employment for Good Reason within 24 months following the change of control.

Performance Cash Awards	The award is cancelled without payment.	The award is cancelled without payment.	The award is cancelled without payment.	The award is cancelled without payment.
The performance period for outstanding performance cash awards would immediately end, and the award would be paid out based on the degree to which the performance criteria specified in each award have been satisfied at that time.

Short-Term Incentive Plan Awards	The award is cancelled without payment.	The award is cancelled without payment.	The award is cancelled without payment.	The award is cancelled without payment.
The performance period for the current fiscal year would immediately end, and the award would be paid out pro rata based on the degree to which the performance criteria specified for the fiscal year have been satisfied at that time.

Consideration of multiple compensation components

The Committee considers total cash and equity compensation when setting the compensation of executive officers. In doing so, the Committee considers the retention value of the long-term equity currently held by the executive officer and the impact that retirement or voluntary termination would have on the executive officer. Based on this review, the Committee may decide to adjust one or more elements of an executive officer’s total compensation. The Committee aims to provide competitive total direct compensation and assesses an executive officer’s total compensation package when looking at the executive officer’s competitive standing relative to the market. The Committee considers the link to stockholder return, accounting expense, retention value to executives, and impact on dilution when setting the compensation of executive officers.

Additionally, the Committee seeks to provide a competitive compensation mix, with discretion depending on factors deemed relevant to the Committee, such as individual performance, internal equity, historical pay practices and scope of role. Certain compensation decisions may specifically affect other elements of compensation. For example, because potential bonus payouts and deferred compensation allocations are based on the executive officer’s base salary, increases in base salary also increase the amount of potential bonus payouts and deferred compensation contributions for which executives are eligible. Additionally, for 2012 we granted long-term incentive compensation in the form of SSARs and long-term performance awards payable in cash. These awards provide different motivational attributes that we believe appropriately motivate and retain top talent.

CEO Compensation for 2012 and 2013

On September 8, 2010, the Board appointed Victoria M. Holt to the position of President and Chief Executive Officer. The Company entered into an offer letter agreement and a severance and non-competition agreement with Ms. Holt, both effective upon commencement of her employment. Based on recommendations from the Committee’s compensation consultant at the time as to a competitive CEO compensation package, the Committee approved an annual base salary of $650,000 for Ms. Holt and a target bonus equal to 100% of her base salary. Ms. Holt received $405,899 under our Short-Term Incentive Plan for fiscal 2012 as the Company exceeded the threshold level of performance required for payment under the plan.

As part of the Company’s Long-Term Incentive Plan for fiscal 2012, the Committee granted Ms. Holt 114,286 SSARs at an exercise price of $4.40 per share, the market price of the Company’s stock on the date of grant. These SSARs were designed to vest ratably over a four-year period, but became immediately vested (along with all other outstanding awards) upon the approval of the pending merger transaction with PolyOne Corporation. In addition to the SSARs grant, the Committee granted performance cash as part of the Long-Term Incentive Plan for fiscal 2012. For 2012, Ms. Holt received a long-term incentive award of performance cash for the 2012 to 2014 performance period of $480,000, which may result in a payment if the performance objectives are achieved at the end of the 2012 to 2014 performance period. As described above, this award is based 50% upon achievement of a return on invested capital target and 50% upon achievement of a total stockholder return target. Upon the closing of the merger transactions with PolyOne Corporation, the performance period for outstanding performance cash awards would immediately end, and the award would be paid out based on the degree to which the performance criteria specified in each award have been satisfied at that time.

Based on the Company’s performance and market data provided by the Committee’s compensation consultant, the Compensation Committee also granted a 4.9% base salary increase to Ms. Holt effective November 1, 2012, which increased her base salary to $682,000 annually. Ms. Holt had not received an increase since joining the Company as CEO.

For our 2013 fiscal year, the Committee determined that awards granted under our Long-Term Incentive Plan would include grants of time-vested restricted stock and SSARs. The Committee granted Ms. Holt 39,605 shares of restricted stock and 39,605 SSARs at an exercise price of $8.96 per share, the market price of the Company’s stock on the date of grant. These awards vest ratably over a four-year period. However, the vesting will accelerate if a change of control occurs and Ms. Holt is terminated by the Company without cause or terminates her employment for good reason in connection with, or within the 24 months following, the change of control.

Ms. Holt’s severance agreement provides that in the event the Company terminates her employment for any reason other than Cause, or if she terminates her employment for Good Reason, she would be entitled to severance in an amount equal to 24 months of salary at the highest rate paid to her in the three years prior to termination, a payment of two times her average annual bonus awarded for the three fiscal years prior to termination, and 24 months’ continuation of health insurance benefits. In the event that the Company terminates her employment for any reason other than Cause in connection with or within 24 months after a Change in Control of the Company, she would be entitled to severance in an amount equal to 24 months of salary at the highest rate paid to her in the three years prior to termination, a payment of two times her target annual bonus award, and 24 month’s continuation of health insurance benefits. The other terms of her severance agreement are generally consistent with the severance agreements previously entered into by our other named executive officers, as described under “Potential Payments Upon Termination or Change in Control.” None of these agreements has a tax gross-up.

Stock ownership guidelines for executive officers

We have adopted stock ownership guidelines for our executive officers. We believe it is important to align the interests of executive officers with the interests of stockholders. The stock ownership guidelines for executive officers apply to all executive officers and all vice presidents of our principal operating divisions. To be in compliance with the guidelines, a covered officer must acquire and maintain ownership of Company common stock having an aggregate value at least equal to the specified multiple of the officer’s base salary or hold a minimum number of shares as follows:

Chief Executive Officer        3.0 x base salary or 200,000 shares
Executive Vice Presidents        2.0 x base salary or 60,000 shares
Other Vice Presidents        1.0 x base salary or 30,000 shares

During any period of time that a covered officer’s ownership is below the applicable guideline, the officer must retain ownership of at least 50% of any net shares of Company common stock acquired by the officer pursuant to the vesting, payout or exercise of any stock-based compensatory award granted after the approval of the guidelines. For this purpose, “net” means after subtracting any shares sold or surrendered to pay taxes or to pay any required exercise price. Shares owned by the officer or members of the officer’s immediate family and shares held for the benefit of the officer under an employee benefit or retirement plan are counted towards attaining the required investment level. Vested and unvested restricted stock also counts towards calculating ownership levels. Stock options and SSARs do not count in calculating ownership levels, and performance shares or other performance-based awards also do not count unless all performance periods have closed and all performance conditions have been satisfied. Upon specific application, the Committee or its Chair may grant exceptions to the guidelines in cases of serious hardship or upon a satisfactory showing that the applicant has met the guidelines through acquisitions of common stock since the last valuation date. No exceptions to the guidelines were granted during fiscal 2012.

Hedging Policy

The Board and the Company’s senior executive officers are prohibited from hedging their ownership of or engaging in certain speculative transactions in the Company’s stock, including trading in publicly-traded options, puts, calls, or other derivative instruments related to the Company’s stock or debt.

Tax accounting considerations

We consider tax and accounting implications in determining all elements of our compensation programs. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies a deduction to any publicly held corporation for compensation paid in a taxable year to its named executive officers (other than qualified performance-based compensation) exceeding $1 million. The Committee considers the impact of this deductibility limit on the compensation that it intends to award, and attempts to structure compensation such that it is deductible whenever possible. For example, our annual bonus program is intended to satisfy the requirements of Section 162(m). However, the Committee also exercises its discretion to award compensation that does not meet the requirements of Section 162(m) when it considers it in the best interest of the Company to do so. The Committee has exercised this discretion, for example, when making stock awards without any performance-based conditions. The Committee believes that in some instances it is in the best interest of stockholders to grant stock awards without performance-based conditions, such as time-vested restricted stock, in order to recruit and retain key executives.

When establishing executive compensation, the Committee considers its impact for financial reporting purposes. In particular, the Committee considers the impact on current and future periods of all equity compensation that it approves.

Compensation Clawbacks

The New York Stock Exchange is expected to revise its listing standards in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act to require listed issuers to adopt and disclose clawback policies. Under such policies, an accounting restatement due to material noncompliance with any financial reporting requirements under the securities laws will trigger a clawback. The Company will be required to recover any erroneously awarded compensation payments that would not have been made had the restated accounting numbers been used. Any payments made to current or former executive officers during the three-year period preceding the date of a restatement will be subject to the policy. Our existing equity and performance-based compensation plans will be reviewed and updated for consistency with the clawback policy when it is adopted.

Compensation Policies and Practices as they Relate to Risk Management

The Committee reviewed the Company’s compensation policies and practices for all employees, including executive officers, and determined that our compensation programs do not, and are not likely to, have a material adverse effect on the Company. The Committee noted several design features of the Company’s compensation programs that reduce the likelihood of excessive risk-taking:

▪	the compensation program design provides a balanced mix of cash and equity, annual and long-term incentives, and performance metrics;

▪	for the executive compensation program, maximum payout levels for annual performance-based bonuses are capped at 200 percent of target;

▪	the Committee retains negative discretion over annual performance-based bonuses and performance shares applicable to the named executive officers;

▪	executive officers are subject to stock ownership guidelines; and

▪	compensation plans contain multiple metrics and performance periods within the same fiscal year.

Results of Say-On-Pay Votes at 2012 Annual Meeting

At our 2012 Annual Meeting of Stockholders, as required by federal securities laws, we held a non-binding stockholder vote on our executive compensation as described in that proxy statement (commonly referred to as “Say-on-Pay”). At the meeting, approximately 81% of the votes eligible to be cast on the matter were cast to approve our executive compensation programs, approximately 1% of the votes were cast against, approximately 2% abstained from voting, and approximately 16% of the votes were not cast on the matter. During our 2012 fiscal year, the Committee considered the results of the vote and feedback received from stockholders as part of its review of our overall compensation program, including levels and compensation elements. Also, at the Committee’s recommendation, management reached out to the Company’s largest stockholders to further communicate the Company’s willingness to discuss its compensation programs with stockholders and to answer any questions and solicit feedback from stockholders regarding the Company’s current compensation practices.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed with management the above section captioned “Compensation Discussion and Analysis.” Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s 2012 Annual Report on Form 10-K.

/s/ Pamela F. Lenehan        /s/ Edward J. Dineen    /s/ Craig A. Wolfanger
Pamela F. Lenehan        Edward J. Dineen        Craig A. Wolfanger
(Committee Chair)
COMPENSATION OF EXECUTIVE OFFICERS

The following tables and discussion provide information about compensation of the Company’s Chief Executive Officer, its Chief Financial Officer and its three other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation(6)	Total
Victoria M. Holt President and Chief Executive Officer(7)	2012	$650,000	-	-	$331,429	$405,899	$34,500	$1,421,828
	2011	650,000	-	-	-	-	243,005	893,005
	2010	92,500	250,000	933,331	933,333	-	68,444	2,277,608
Randy C. Martin Executive Vice President – Corporate Development and Chief Financial Officer	2012	356,000	-	-	110,615	180,069	37,500	684,184
	2011	356,000	-	-	61,596	-	58,650	476,246
	2010	356,000	-	189,500	322,695	32,040	18,891	919,126
Timothy P. Feast Senior Vice President, Color & Specialty Compounds(8)	2012	307,500	-	-	95,543	181,064	27,482	611,589
	2011	150,577	80,000	42,000	62,100	-	120,451	455,128
	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Rosemary L. Klein Senior Vice President, General Counsel and Corporate Secretary	2012	300,000	-	-	93,215	117,086	34,732	545,033
	2011	276,923	-	-	50,976	-	30,635	358,534
	2010	275,000	-	112,302	191,225	41,250	-	619,777
Michael G. Marcely Senior Vice President, Sheet Turnaround	2012	278,154	100,000	-	79,854	131,686	34,254	623,948
	2011	252,385	-	-	57,348	-	58,876	368,609
	2010	252,000	-	112,302	191,225	37,800	17,958	611,285
__________

(1)	Amounts shown include amounts that certain executive officers elected to defer, on a discretionary basis, to our nonqualified deferred compensation plan.

(2)	For 2012, the amount in this column reflects a bonus for Mr. Marcely paid in connection with his transition to a leadership role in our Custom Sheet and Rollstock segment.

(3)
The amounts in this column reflect the grant date fair value for restricted stock and performance share awards at a 1.0x payout factor. Under the Company’s performance share award plan, the maximum payout factor is 2.0x. Assumptions used in the calculation of these amounts are included in the footnote “Stock-Based Compensation” included in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

(4)
The amounts in this column reflect the grant date fair value for stock option and stock-settled stock appreciation right awards. Assumptions used in the calculation of these amounts are included in the footnote “Stock-Based Compensation” included in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2012.

(5)
The amounts shown in this column reflect cash awards payable to named executive officers under the Company’s Short-Term Incentive Plan, based on the Company’s achievement of specified performance goals set annually by the Compensation Committee. For an explanation of the determination of these awards, see “Short-Term Compensation Elements” in the “Compensation Discussion and Analysis” section above.

(6)	For our 2012 fiscal year, All Other Compensation consists of the following:

Name and Principle Position	Company Contributions to Nonqualified Deferred Compensation Plan(a)	Company Matching Contributions to 401(k) Plan(b)	Total All Other Compensation
Victoria M. Holt President and Chief Executive Officer	$30,000	$4,500	$34,500
Randy C. Martin Executive Vice President - Corporate Development and Chief Financial Officer	$30,000	$7,500	$37,500
Timothy P. Feast Senior Vice President, Color & Specialty Compounds	$27,482	$ -	$27,482
Rosemary L. Klein Senior Vice President, General Counsel and Corporate Secretary	$27,232	$7,500	$34,732
Michael G. Marcely Senior Vice President, Sheet Turnaround	$27,000	$7,254	$34,254
__________

(a)
Contributions to the deferred compensation plan are intended to be a partial substitute for the Company’s lack of a defined benefit retirement plan and to address the limits on permitted 401(k) plan contributions. The Company credits each participant’s account with an amount equal to 10% of the participant’s cash compensation for the preceding calendar year, with a maximum annual credit of $30,000. Further information about the Plan is provided in the table captioned “Nonqualified Deferred Compensation for fiscal 2012,” below, and related notes.

(b)	For all employees participating in the Company’s 401(k) plan, the Company contributes an amount equal to 50% of employee contributions, up to a maximum of 3% of eligible compensation.

(7)
Ms. Holt served on the Board as an independent director and member of the Compensation and Governance Committees during the majority of fiscal 2010 until her appointment as President and Chief Executive Officer in September 2010. Ms. Holt received $68,444 in fees which is included in the ‘All Other Compensation’ column of the table for her service as a non-employee director during fiscal 2010. See the “Compensation Discussion and Analysis” section above for a discussion of Ms. Holt’s compensation once appointed as President and Chief Executive Officer.

(8)	Mr. Feast joined the Company as its Senior Vice President, Color & Specialty Compounds in May 2011.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding plan-based awards granted to our named executive officers for fiscal 2012. The four types of plan-based awards granted in fiscal 2012 are as follows:

Short-Term Incentive Plan
Awards under the Short-Term Incentive Plan are paid in cash. The criteria and method for determining the threshold, target and maximum amounts for 2012 are described in the “Short-Term Compensation Elements” in the “Compensation Discussion and Analysis” section above.

Long-Term Incentive Plan Awards
Plan Performance Awards
Performance awards under the Long-Term Incentive Plan consist of long-term performance-based compensation payable in cash rather than equity. The long-term performance awards are based on the Company’s return on invested capital over a three-year performance period and are to be settled in cash if specified performance goals are attained. These awards are designed to promote and reward superior longer-term (three-year) Company performance. These awards will be forfeited if the participant’s employment is terminated during the applicable performance period other than in connection with a change in control. The Long-Term Incentive Plan performance awards are intended to motivate and retain the executive officers while limiting the dilutive impact from the overall compensation program on stockholders.
Restricted Stock
Restricted stock consists of Company common stock issued subject to conditions which prohibit sale or transfer of the stock during a prescribed vesting period, during which time the holder has the right to vote and receive dividends on the shares. The restricted stock awards vest at the rate of 25% per year from the date of grant. With certain exceptions, unvested shares are forfeited if the holder leaves the Company. For purposes of any awards in the table below, the per share value of the restricted stock was the closing price of the common stock on the grant date (which is equal to the Company’s expense for financial accounting purposes).

SSARs
A stock-settled stock appreciation right, or SSAR, is economically equivalent to a stock option for the same number of shares, but it requires no cash to exercise and results in fewer shares issued by the Company. It gives the holder the right, upon exercise of the SSAR, to receive the net appreciation in value of a specified number of shares of Company common stock over a base price, which must be at least equal to the fair market value of the underlying shares on the grant date. Upon exercise the value of the award is payable to the holder in shares of Company common stock. Like a stock option, if the stock price does not appreciate during the award term, the award has no value. The SSARs become exercisable at the rate of 25% per year from the date of grant, and once exercisable, they may be exercised at the holder’s discretion for the remainder of their term, which is ten years; however, with certain exceptions they terminate if the holder leaves the Company. For purposes of the awards, the unit value of the SSARs was calculated under the Black-Scholes method (which is the same method used by management to calculate the Company’s expense for financial accounting purposes); the number of SSARs granted to each participant was based on the total award value divided by the unit value.

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL 2012

Name and Principle Position	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)(2)			All Other Stock Awards: Number of Shares or Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (Per Share)	Grant Date Fair Value of Stock and Option Awards (3)
			Threshold	Target	Maximum
Victoria M. Holt President and Chief Executive Officer	Annual Performance-based Bonus		$ -	$650,000	$1,300,000
	Long-Term Performance Cash Award		$ -	$480,000	$960,000	N/A			N/A
	SSARs	12/15/2011					114,286	$4.40	$331,429
Randy C. Martin Executive Vice President -Corporate Development and Chief Financial Officer	Annual Performance-based Bonus		$ -	$213,600	$427,200
	Long-Term Performance Cash Award		$ -	$160,100	$ 320,200	N/A			N/A
	SSARs	12/15/2011					38,143	$4.40	$110,615
Timothy P. Feast Senior Vice President, Color & Specialty Compounds	Annual Performance-based Bonus		$ -	$153,750	$307,500
	Long-Term Performance Cash Award		$ -	$138,376	$276,752	N/A			N/A
	SSARs	12/15/2011					32,946	$4.40	$95,543
Rosemary L. Klein Senior Vice President, General Counsel and Corporate Secretary	Annual Performance-based Bonus		$ -	$150,000	$300,000
	Long-Term Performance Cash Award		$ -	$135,000	$270,000	N/A			N/A
	SSARs	12/15/2011					32,143	$4.40	$93,215
Michael G. Marcely Senior Vice President, Sheet Turnaround	Annual Performance-based Bonus		$ -	$139,959	$279,918
	Long-Term Performance Cash Award		$ -	$115,650	$231,300	N/A			N/A
	SSARs	12/15/2011					27,536	$4.40	$79,854
_________

(1)
The amounts shown in this column for performance-based bonuses reflect the ranges of cash awards that potentially could have been paid to named executive officers under the Company’s Short-Term Incentive Plan for fiscal 2012, based on the Company’s achievement of the specific performance goals set by the Compensation Committee.

(2)
The amounts shown in this column for long-term performance awards reflect the possible future payout for long-term incentive awards granted for the fiscal 2012 to 2014 performance period. Under the terms of the awards, payouts would be earned based 50% on a return on invested capital metric and 50% on a total stockholder return metric. Except in the event of a change of control of the Company and an accompanying early termination of the performance period, which is likely to happen in connection with the proposed merger transaction with PolyOne Corporation, no payouts will be made if the target is not met at the end of the three-year performance period.

(3)
The amounts shown in this column represent the grant date fair values, determined in accordance with FASB ASC Topic 718, of restricted stock and SSAR awards issued to the named executive officers under the Company’s Long-Term Equity Incentive Plan, which is described in detail in the “Compensation Discussion and Analysis” section and the narrative preceding this table.

OUTSTANDING EQUITY AWARDS AT NOVEMBER 3, 2012

Name, Type of Award	Grant Date	Option / SSAR Awards					Stock Awards
							Restricted Stock Awards		Performance Shares
		Number of Securities Underlying Unexercised Option – Exercisable (1)	Number of Securities Underlying Unexercised Option – Unexercisable (1)	Option Exercise Price	Option Expiration Date	Unrealized Value of Exercisable Options (2)	Number of Unvested Shares or Units of Stock	Market Value of Unvested Shares or Units of Stock	Equity Incentive Plan Awards: Number of Unvested Unearned Shares, Units or Other Rights	Equity Incentive Plan Awards: Market or Payout Value of Unvested Unearned Shares, Units or Other Rights
Victoria M. Holt
SSARs	9/13/2010	221,169	-	$6.98	9/12/2020	$424,644
SSARs	12/15/2011	114,286	-	$4.40	12/14/2021	$514,287
Randy C. Martin
Stock Option	12/12/2002	30,000	-	$18.08	12/11/2012	$ -
Stock Option	12/11/2003	30,000	-	$21.90	12/10/2013	$ -
Stock Option	12/10/2004	36,000	-	$26.02	12/9/2014	$ -
Stock Option	12/19/2005	30,000	-	$21.19	12/18/2015	$ -
SSARs	12/15/2006	17,700	-	$26.41	12/14/2016	$ -
SSARs	12/19/2007	42,100	-	$13.53	12/18/2017	$ -
SSARs	1/28/2009	35,750	-	$4.06	1/27/2019	$173,030
SSARs	12/16/2009	54,694	-	$9.61	12/15/2019	$ -
SSARs	12/16/2010	11,600	-	$8.80	12/15/2020	$1,160
SSARs	12/15/2011	38,143	-	$4.40	12/15/2021	$171,644
Timothy P. Feast
SSARs	5/2/2011	15,000	-	$7.00	5/1/2021	$28,500
SSARs	12/15/2011	32,946	-	$4.40	12/14/2021	$148,257
Rosemary L. Klein
SSARs	3/2/2009	18,370	-	$2.33	3/1/2019	$120,691
SSARs	12/16/2009	32,411	-	$9.61	12/15/2019	$ -
SSARs	12/16/2010	9,600	-	$8.80	12/15/2020	$960
SSARs	12/15/2011	32,143	-	$4.40	12/15/2021	$144,644
Michael G. Marcely
Stock Option	12/11/2003	5,000	-	$21.90	12/10/2013	$ -
Stock Option	12/10/2004	10,000	-	$26.02	12/9/2014	$ -
Stock Option	12/19/2005	12,500	-	$21.19	12/18/2015	$ -
SSARs	12/15/2006	5,800	-	$26.41	12/14/2016	$ -
SSARs	12/19/2007	17,800	-	$13.53	12/18/2017	$ -
SSARs	1/28/2009	15,180	-	$4.06	1/27/2019	$73,471
SSARs	12/16/2009	32,411	-	$9.61	12/15/2019	$ -
SSARs	12/16/2010	10,800	-	$8.80	12/15/2020	$1,080
SSARs	12/15/2011	27,536	-	$4.40	12/15/2021	$123,912
_________

(1)
These securities consist of options and SSARs. All options and SSARs vest 25% on each of the first four anniversaries of the grant date, except that vesting is accelerated in the event of the death or disability of the officer or a Change in Control of the Company, as defined in the award agreement.

(2)
The unrealized value of exercisable options and SSARs is based on the difference between the exercise price and the Company’s closing stock price of $8.90 on November 2, 2012, the last trading day in the Company’s 2012 fiscal year, multiplied by the number of options and SSARs exercisable at that date.

OPTION EXERCISES AND RESTRICTED STOCK VESTED DURING FISCAL 2012

Name and Principle Position	Option / SSAR Awards		Stock Awards
			Restricted Stock Awards		Performance Shares
	Number of Securities Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Victoria M. Holt President and Chief Executive Officer	None	None	100,286	$528,173	None	None
Randy C. Martin Executive Vice President - Corporate Development and Chief Financial Officer	None	None	27,403	$140,968	None	None
Timothy P. Feast Senior Vice President, Color & Specialty Compounds	None	None	6,000	$30,030	None	None
Rosemary L. Klein Senior Vice President, General Counsel and Corporate Secretary	None	None	12,940	$66,120	None	None
Michael G. Marcely Senior Vice President, Sheet Turnaround	None	None	14,334	$73,634	None	None
__________

(1)
Amounts shown represent the value realized upon vesting of outstanding restricted stock awards calculated by multiplying the number of shares that vested by the fair market value of a share of our common stock on the vesting date.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL 2012

Name and Principle Position	Executive Contributions	Registrant Contributions (1)	Aggregate Earnings (2)	Aggregate Withdrawals / Distributions	Aggregate Balance as of FYE (3)
Victoria M. Holt President and Chief Executive Officer	None	$30,000	None	None	$60,000
Randy C. Martin Executive Vice President – Corporate Development and Chief Financial Officer	None	$30,000	$31,231	None	$384,758
Timothy P. Feast Senior Vice President, Color & Specialty Compounds	None	$27,482	None	None	$27,482
Rosemary L. Klein Senior Vice President, General Counsel and Corporate Secretary	$2,538	$27,232	$1,785	None	$61,555
Michael G. Marcely Senior Vice President, Sheet Turnaround	None	$27,000	$20,395	None	$206,622
__________

(1)
The Company credits amounts to participants’ accounts equivalent to cash contributions, as described below. These amounts are also reported in the All Other Compensation column of the Summary Compensation Table.

(2)	These amounts are not included in the Summary Compensation Table because the earnings are credited at a market rate of return, as described below.

(3)	The balance shown includes both vested and non-vested amounts.

The Company maintains a nonqualified deferred compensation plan for the named executive officers and certain other key managers of the Company. Contributions to the deferred compensation plan are intended to be a partial substitute for the Company’s lack of a defined benefit retirement plan and to address the limits on permitted 401(k) plan contributions. The Company credits each participant’s account with an amount equal to 10% of the participant’s cash compensation for the preceding calendar year, with a maximum annual credit of $30,000.

The Company increases or decreases each participant’s account balance by an amount equal to the gains or losses, respectively, on a hypothetical portfolio of investment funds equal in value to the participant’s account. The investment funds, and the percentage of the participant’s account invested in each fund, are chosen by the participant from a list of possible investment funds selected by the Company. The Company does not guarantee participants a return on their account balances.

Each year’s contribution vests ratably over a four-year period; however, the entire account becomes fully vested upon the participant’s death, disability, retirement or a Change in Control of the Company. Upon termination of the participant’s employment, other than for cause, the participant is entitled to receive the vested balance in his or her account. Accounts of certain employees who are considered “key employees” under the deferred compensation rules under Internal Revenue Code Section 409A may not be distributed for six months after the employee’s separation from service.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The information below reflects the amount of compensation payable to each of the Company’s named executive officers in the event of termination of the executive officer’s employment with or without cause and upon a Change in Control of the Company, pursuant to the terms of their respective agreements and awards in effect as of November 3, 2012, the last day of our 2012 fiscal year. Any payment that would be made to a named executive officer under nondiscriminatory plans or policies applicable to employees generally, such as death and disability benefits, medical and life insurance benefits, and payment of accrued vacation, are not included below.

The payments and amounts shown assume termination effective as of November 3, 2012, and in the case of stock-related compensation are valued based on the closing price of the Company’s stock on November 2, 2012, the last trading day before that date; however, the actual amounts to be paid out would be determinable only at the time of each executive officer’s termination.

Termination

Generally, if the employment of a named executive officer terminates, regardless of the reason, the officer is entitled to payment of salary to the termination date, but any bonus for an uncompleted performance period is forfeited.

The named executive officers are parties to severance and noncompetition agreements or plans, and hold various options or awards, which provide for payments to be made, or for benefits to be increased or accelerated, in varying amounts depending on the circumstances of the termination of the officer’s employment. The following sections describe the application of these agreements, plans and awards in the event of termination under various circumstances.

However, if the employment of a named executive officer is terminated by the Company for Cause, the officer is generally not entitled to any severance payments, and all equity awards and Deferred Compensation Plan benefits (other than employee contributions and corresponding Company matching contributions) are forfeited, all as described more fully below. The term “Cause” is specifically defined in each severance and noncompetition agreement, award or plan, and may be defined differently in different documents, but generally includes such things as:

•	Being charged with commission of a felony (provided that if the charges are dropped or the officer is acquitted following termination, the officer shall be entitled to severance);

•	Willful fraud or other dishonesty;

•
Gross misconduct or other conduct materially injurious to the Company, including the willful or grossly negligent failure to comply with the lawful instructions of the Board of Directors or the officer’s supervisor;

•	Failure to comply with the Company’s Code of Business Conduct & Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, or Insider Trading Policy; or

•	Failure to cooperate with the Company in any internal, governmental or regulatory investigation.

Severance and Noncompetition Agreements

Each named executive officer has entered into a Severance and Noncompetition Agreement with the Company in a form approved by the Compensation Committee. These agreements provide that if the officer’s employment is terminated by the Company without Cause, or if the officer resigns for Good Reason, as those terms are defined in the agreements, the officer is entitled to the following severance payments:

•
In the case of Ms. Holt, a payment equal to the sum of (i) 24 months’ base salary, at the highest rate paid in the preceding three years prior to termination, plus (ii) two times her average annual bonus awarded for the preceding three fiscal years (two times her target annual bonus if termination is after a Change in Control).

•
In the case of all other named executive officers, a payment equal to the sum of (i) 12 months’ base salary (18 months’ if termination is after a Change in Control), at the highest rate paid in the preceding three years, plus (ii) the average annual bonus paid for the preceding three fiscal years (one-and-a-half times the named executive officer’s target annual bonus if termination is after a Change in Control).

Pursuant to the agreements, severance payments to the named executive officers are not grossed up for any “golden parachute” tax payable as a result of the severance payments. The agreements also provide that in addition to severance, the named executive officer’s will be entitled to 12 months’ continuation of health insurance benefits (24 months for Ms. Holt in all cases and 18 months for all other named executive officers if termination is after a Change in Control).

“Good Reason” is defined in these agreements as:

•
One or more reductions in the officer’s base salary amounting to 10% or more; however, reductions which are consistent with any across-the-board reductions in Company pay generally are not counted unless a Change in Control has occurred;

•	A change of more than 50 miles in the officer’s required office location, or after a Change in Control, a relocation of the Company’s corporate office by more than 50 miles;

•	A material reduction in officer’s authorities, duties, and responsibilities or in the authorities, duties, and responsibilities of the officer’s supervisor;

•	A material reduction in the budget over which the officer retains authority; or

•	One or more other actions by the Company which collectively amount to a constructive discharge of the officer under applicable law.

Deferred Compensation Plan

The Company’s Nonqualified Deferred Compensation Plan for officers and other managerial employees provides that Company contributions (other than Company matching contributions) to a participant’s account vest at the rate of 25% on each of the first four annual anniversaries of the date the contribution is made. Unvested Company contributions are subject to forfeiture upon termination of employment.

If the officer’s employment terminates due to death or disability, or once the officer reaches retirement age (i.e., age plus service equal to at least 65), or in the event of a Change in Control of the Company, the officer is entitled to receive 100% of the value of his or her account in the Plan.

In the event of termination of employment for Cause, the participant’s account is cancelled and forfeited (except with respect to the amount, if any, of employee contributions and corresponding Company matching contributions), regardless of the participant’s age, and whether or not a Change in Control has occurred.

Stock Options and SSARs

The terms of the Company’s equity awards are the same for officers as for all other employees. The effect of a termination of employment on an officer’s stock options and SSARs depends on the terms of the particular award and the reason for termination.

Resignation or Termination by the Company for Cause. Generally, if an officer voluntarily resigns or if the officer’s employment is terminated for Cause, as defined in the award document, any options and SSARs are forfeited and may not be exercised; provided, however, that for SSARs issued after May 2008, an officer who voluntarily resigns will have up to 60 days after his or her resignation to exercise any vested SSARs.

Termination by the Company Without Cause. If an officer’s employment is terminated by the Company without Cause, no further vesting will occur but the option or SSAR will remain exercisable for one year (or three months in the case of tax-qualified incentive stock options), but not later than the original expiration date.

Death or Disability. If an officer’s employment is terminated by reason of the officer’s death or disability, the officer’s options or SSARs will become fully vested and in the event of death will remain exercisable for one year, but not later than the original expiration date and in the event of disability will remain exercisable until the original expiration date (or one year in the case of tax-qualified incentive stock options).

Retirement. Upon the Retirement of an officer, the officer’s options or SSARs will continue to vest in accordance with their normal vesting schedules, and they will remain exercisable until the original expiration date; provided, however, that for SSARs issued after May 2008, upon Retirement, any unvested SSARs will be forfeited. For purposes of awards other than SSARs issued after May 2008, Retirement is defined as the permanent withdrawal from regular, active business activities at or after age 60. For SSARs issued after May 2008, Retirement is defined as the resignation of the participant’s employment, other than because of disability, after the participant reaches an age which, when added to the number of the participant’s full years of employment, equals at least 65.

Restricted Stock

Restricted stock awards are treated as follows on termination of the officer’s employment:

•	If the officer’s employment terminates for Cause or for any other reason except death, disability or Retirement, the unvested shares are cancelled without any payment to the officer;

•	In the event of the officer’s death or disability, all unvested shares immediately vest; and

•
In the event of the officer’s Retirement, unvested shares continue to vest in the normal course; provided, however, that for restricted stock awards granted after May 2008, all unvested shares are forfeited if the officer’s employment terminates for any reason other than a Change in Control or the officer’s death or disability.

The capitalized terms have the same definitions as for awards other than SSARs issued after May 2008.

Short-Term Incentive Plan

Executives are generally required to be employed at the time of payment in order to receive payouts under our Short-Term Incentive Plan. Accordingly, an executive will not earn a payout under our Short-Term Incentive Plan if the executive’s employment is terminated before the awards are paid other than in connection with a change in control as described below.

Performance Cash Awards

Performance cash awards will be forfeited if the participant’s employment is terminated during the applicable performance period other than in connection with a change in control as described below.

The capitalized terms have the same definitions as for SSARs issued after May 2008.

Change In Control

Except as noted below in the case of restricted stock issued before December 12, 2012, the named executive officers are not entitled to any payment solely because of a Change in Control of the Company. However, if the officer’s employment is terminated after a Change in Control as per the severance and noncompetition agreement, the amount received may be higher than it would have been if the Change in Control had not occurred.

As specified in the executive officer’s severance and noncompetition agreements, a “Change in Control” of the Company is defined as the consummation of a transaction resulting in a change in the ownership or effective control of the Company or ownership of a substantial portion of the assets of the Company within the meaning of Internal Revenue Code Section 409A. For purposes of the Company’s other awards and benefits, a “Change in Control” of the Company is defined as:

•	If any person acquires at least 50% of the Company’s voting stock without the prior approval of the Board of Directors;

•
The approval by the Board of Directors of any merger or other transaction as a result of which either the Company would not be the surviving corporation, or its stockholders would not own at least a majority of its voting power in substantially the same proportions as before the transaction, or its common stock would be converted into cash or securities not having substantially the same proportionate voting power as before the transaction;

•	Any tender offer for 20% or more of the Company’s common stock, if the person making the tender offer could own 50% or more of the common stock when the tender offer terminates; or

•
Any change in a majority of the Board of Directors within any 24-month period, unless the new directors were approved by a majority of the directors who were on the Board of Directors at the beginning of the period.

In addition, the Short-Term Incentive Plan provides that upon the occurrence of a change in control, the current performance period will be deemed to have ended, the applicable performance goals will be appropriately adjusted to reflect the length of the performance period, and all bonuses will be immediately payable in cash on a pro-rated basis. For performance cash awards under the Long-Term Incentive Plan for the 2011-2013 performance period and the 2012-2014 performance period, upon the occurrence of a change in control, the current performance period will be deemed to have ended, the applicable performance goals will be appropriately converted to reflect the length of the performance period, and all awards will be immediately payable in cash on a pro-rated basis. In addition, all awards with respect to a completed performance period, if not already paid, are immediately payable in cash upon the occurrence of a change in control

On October 23, 2012, the approval of the pending merger transactions with PolyOne Corporation constituted a Change in Control of the Company, which had the following effects on outstanding awards:

•	All accounts under the Deferred Compensation Plan became fully vested, and are no longer subject to forfeiture of the Company’s contributions.

•
All unvested stock options and SSARs became fully vested, allowing immediate exercise of the options and SSARs. However, the holder is still required to exercise the option or SSAR at a time of his or her choosing prior to its expiration or termination, and is still subject to the same ownership requirements, restrictions and risks as would apply in the absence of a Change in Control.

•	All restricted stock immediately vested and was delivered to the holder free from future service or other restrictions.

Restricted stock and SSARs granted on or after December 12, 2012 include a “double-trigger” change of control provision in the awards so that accelerated vesting of awards will now only occur if a change of control occurs and the employee is terminated by the Company without cause or the employee terminates employment for good reason in connection with, or within the 24 months following, the change of control.

Estimated Amounts Payable

The tables below reflect the amount of compensation payable to each of the Company’s named executive officers in the event of termination of the executive’s employment for various reasons and in the event of a Change in Control of the Company, as described above.
The payments and amounts shown assume termination or a Change in Control as of November 3, 2012, the last day of the Company’s 2012 fiscal year, and in the case of stock-related compensation are valued based on the closing price of the Company’s stock on November 2, 2012, the last trading day before that date, which was $8.90 per share. However, the actual amounts to be paid out would be determinable only at the time of each executive officer’s termination.
Payments that would be made to a named executive officer under benefit plans or employment terms generally available to other salaried employees similarly situated, such as group life or disability insurance and payment of accrued vacation, are not included below.

Victoria M. Holt	Consideration Payable Upon Termination of Employment Due to:
Plan or Agreement	Voluntary Resignation without "Good Reason"	Termination by the Company for "Cause"	Termination by the Company without "Cause," OR Resignation for "Good Reason"	Death or Disability	Termination Upon a Change in Control
Severance and Non-competition Agreement	$0	$0	$1,364,000	$0	$2,728,000
Deferred Compensation Plan	$0	$0	$0	$60,000	$60,000
Stock Options and SSARs	$0	$0	$0	$0	$0
Other Benefits	$0	$0	$ 52,329(1)	$0	$ 52,329(2)
Totals	$0	$0	$1,416,329	$60,000	$2,840,329

Randy C. Martin	Consideration Payable Upon Termination of Employment Due to:
Plan or Agreement	Voluntary Resignation without "Good Reason"	Termination by the Company for "Cause"	Termination by the Company without "Cause," OR Resignation for "Good Reason"	Death or Disability	Termination Upon a Change in Control
Severance and Non-competition Agreement	$0	$0	$629,960	$0	$854,400
Deferred Compensation Plan	$310,251	$0	$310,251	$384,758	$384,758
Stock Options and SSARs	$0	$0	$0	$0	$0
Other Benefits	$0	$0	$ 35,165(1)	$0	$ 43,747(2)
Totals	$310,251	$0	$975,376	$384,758	$1,282,905

Timothy P. Feast	Consideration Payable Upon Termination of Employment Due to:
Plan or Agreement	Voluntary Resignation without "Good Reason"	Termination by the Company for "Cause"	Termination by the Company without "Cause," OR Resignation for "Good Reason"	Death or Disability	Termination Upon a Change in Control
Severance and Non-competition Agreement	$0	$0	$547,500	$0	$708,750
Deferred Compensation Plan	$0	$0	$0	$27,482	$27,482
Stock Options and SSARs	$0	$0	$0	$0	$0
Other Benefits	$0	$0	$ 34,942(1)	$0	$ 43,747(2)
Totals	$0	$0	$582,442	$27,482	$779,979

Rosemary L. Klein	Consideration Payable Upon Termination of Employment Due to:
Plan or Agreement	Voluntary Resignation without "Good Reason"	Termination by the Company for "Cause"	Termination by the Company without "Cause," OR Resignation for "Good Reason"	Death or Disability	Termination Upon a Change in Control
Severance and Non-competition Agreement	$0	$0	$519,605	$0	$708,750
Deferred Compensation Plan	$2,621	$0	$61,555	$61,555	$61,555
Stock Options and SSARs	$0	$0	$0	$0	$0
Other Benefits	$0	$0	$ 28,083(1)	$0	$ 33,125(2)
Totals	$2,621	$0	$609,243	$61,555	$803,430

Michael G. Marcely	Consideration Payable Upon Termination of Employment Due to:
Plan or Agreement	Voluntary Resignation without "Good Reason"	Termination by the Company for "Cause"	Termination by the Company without "Cause," OR Resignation for "Good Reason"	Death or Disability	Termination Upon a Change in Control
Severance and Non-competition Agreement	$0	$0	$475,970	$0	$634,500
Deferred Compensation Plan	$137,218	$0	$206,622	$206,622	$206,622
Stock Options and SSARs	$0	$0	$0	$0	$0
Other Benefits	$0	$0	$ 32,869(1)	$0	$ 40,304(2)
Totals	$137,218	$0	$715,461	$206,622	$881,426

Notes to Estimated Amounts Payable Tables:
__________

(1)
Pursuant to the terms of the Severance Agreements, upon termination of employment by Spartech without cause or by the executive for good reason, each named executive officer will receive (i) continued health and welfare benefits for 12 months (24 months for Ms. Holt) following the termination (the value of which is estimated as $34,329 for Ms. Holt, $17,165 for Mr. Martin, $16,942 for Mr. Feast, $10,083 for Ms. Klein and $14,869 for Mr. Marcely) and (ii) 12 months of reasonable outplacement services (estimated as $18,000 for each officer).

(2)
Pursuant to the terms of the Severance Agreements, upon termination of employment by Spartech without cause or by the executive for good reason in connection with the merger, or within two years following the effective time of the merger, each named executive officer will receive (i) continued health and welfare benefits for 18 months (24 months for Ms. Holt) following the termination (the value of which is estimated as $34,329 for Ms. Holt, $25,747 for Mr. Martin, $25,413 for Mr. Feast, $15,125 for Ms. Klein and $22,304 for Mr. Marcely) and (ii) 12 months of reasonable outplacement services (estimated as $18,000 for each officer).

Post-Employment Restrictions

Certain awards and agreements include express obligations of confidentiality and/or other restrictions after employment ceases, as follows:

Severance and Noncompetition Agreements. These agreements prohibit competing with the Company or soliciting its customers, suppliers or employees for one year after termination of employment. These agreements also require the executive to sign a release of claims against the Company and its affiliates in order to receive any severance benefits.

Deferred Compensation Plan. In addition to an express confidentiality covenant, this Plan prohibits competing with the Company or soliciting its employees for six months after termination of employment.

Stock Options and SSARs. If within one year after leaving the Company the holder of an option or SSAR either competes with the Company, solicits the Company’s employees, discloses the Company’s confidential information, or engages in other activities deemed detrimental to the Company as specified in the award agreement, the Company has the right to cancel any unexercised portion of the award and to repurchase any shares issued within the past year pursuant to exercise of the award, at the exercise or base price.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of Spartech common stock as of February 1, 2013 by: (i) each director and executive officer of Spartech; (ii) all directors and executive officers of Spartech as a group; and by each person known to Spartech to be the beneficial owner of more than 5% of Spartech’s outstanding common stock as of that date. Except as otherwise noted, each person has sole voting and investment power as to his or her shares.

Directors / Executive Officers	Number of Common Stock Owned	Right to Acquire Common Stock (1)	Total Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned**
Ralph B. Andy	425,745 (2)	-	425,745	1.4%
Jackson W. Robinson	42,643	-	42,643	*
Craig A. Wolfanger	17,302	-	17,302	*
Lloyd E. Campbell	30,564	-	30,564	*
Pamela F. Lenehan	40,602 (3)	-	40,602	*
Walter J. Klein	22,702	15,000	37,702	*
Edward J. Dineen	11,602	-	11,602	*
Victoria M. Holt	290,903	111,169	402,072	1.3%
Randy C. Martin	71,716	222,094	293,810	*
Timothy P. Feast	18,654	-	18,654	*
Rosemary L. Klein	45,753	42,011	87,764	*
Michael G. Marcely	39,310	83,511	122,821	*
All D&Os as a group	1,016,953	379,063	1,396,016	4.5%
Other beneficial owners in excess of 5% of the common shares outstanding
Dimensional Fund Advisors LP Palisades West, Bldg. One 6300 Bee Cave Road Austin, TX, 78746	2,357,830 (4)	-	2,357,830	7.6%
BlackRock Inc. 40 East 52nd Street New York, NY 10022	2,126,520 (5)	-	2,126,520	6.8%
AQR Capital Management, LLC Two Greenwich Plaza 3rd Floor Greenwich, CT 06830	1,987,622 (6)	-	1,987,622	6.4%
Water Island Capital LLC 41 Madison Ave., 42nd Floor New York, NY 10010	1,819,028 (7)	-	1,819,028	5.8%
Rutabaga Capital Management 64 Broad Street, 3rd Floor Boston, MA 02109	1,723,208 (8)	-	1,723,208	5.5%
__________

*	Less than 1.0%

**	Based on 31,210,344 shares of Spartech common stock outstanding as of February 1, 2013.

(1)
Includes shares issuable upon exercise of currently exercisable common stock options and SSARs within 60 days of February 1, 2013. Excludes shares underlying vested restricted stock units that are not deliverable until after the director leaves the Board as follows: Mr. Andy (21,256 shares), Mr. Campbell (37,784 shares), Mr. Dineen (33,472 shares), Ms. Holt (12,410 shares), Mr. Klein (37,784 shares), Ms. Lenehan (36,339 shares), Mr. Robinson (39,347 shares), and Mr. Wolfanger (37,784 shares).

(2)
Includes 350,261 shares owned by RBA Partners, L.P. Mr. Andy is the sole stockholder of RBA Investments, Inc., which is a 0.1% general partner of RBA Partners, L.P. As such, Mr. Andy, through RBA Investments, Inc. has investment and voting power over the shares owned by RBA Partners, L.P.

(3)	Includes 5,000 shares held by the spouse of Ms. Lenehan over which she shares investment power.

(4)
Based on a Schedule 13G/A filed with the SEC on February 11, 2013, in which Dimensional Fund Advisors LP (“Dimensional”) reported that it beneficially owned 2,357,830 shares of common stock. It reported that it had sole voting power with respect to 2,301,606 shares of common stock and sole dispositive power with respect to 2,357,830 shares of common stock. Dimensional reported that it held the shares in its role as investment advisor or manager to certain investment funds, group trusts and separate accounts it advises, and disclaimed any beneficial ownership interest in the shares.

(5)
Based on a Schedule 13G/A filed with the SEC on February 5, 2013, in which BlackRock, Inc. (“BlackRock”) reported that it beneficially owned and had sole voting and dispositive power with respect to 2,126,520 shares of common stock. BlackRock reported that the shares included shares beneficially owned by BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Advisors, LLC, and BlackRock Investment Management, LLC.

(6)
Based on a Schedule 13G filed with the SEC on February 14, 2013, in which AQR Capital Management, LLC reported that it beneficially owned 1,987,622 shares of common stock. AQR reported that it had shared voting and dispositive power with respect to 1,987,622 shares.

(7)
Based on a Schedule 13G filed with the SEC on February 14, 2013, in which Water Island Capital LLC reported that it beneficially owned 1,819,028 shares of common stock. Water Island reported that it had sole voting and dispositive power with respect to 1,819,028 shares.

(8)
Based on a Schedule 13G filed with the SEC on February 10, 2012, in which Rutabaga Capital Management reported that it beneficially owned 1,723,208 shares of common stock. It reported that it had sole voting power with respect to 1,466,108 shares, shared voting power with respect to 257,100 shares, and sole dispositive power with respect to 1,723,208 shares.

CHANGES IN CONTROL
On October 23, 2012, PolyOne Corporation (“PolyOne”), 2012 RedHawk, Inc., a wholly owned subsidiary of PolyOne (“Merger Sub”), PolyOne Designed Structures and Solutions LLC, a wholly owned subsidiary of PolyOne (“Merger LLC”), and Spartech entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Spartech will be merged with and into Merger Sub (the “Merger”), with Spartech to be the surviving corporation in the merger (the “Surviving Corporation”) and a wholly owned subsidiary of PolyOne, which is expected to be immediately followed by a merger of the Surviving Corporation with and into Merger LLC (the “Subsequent Merger”), with Merger LLC to be the surviving entity in the Subsequent Merger.
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
See “General” in Item 1. Business and "Note 7 – Proposed Merger" of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2012 for additional information regarding the proposed merger.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information as of February 1, 2013 regarding the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	2,417,823	$11.43	None
Equity compensation plans not approved by security holders	None	None	None

Total	2,417,823	$11.43	None

(1)
All outstanding awards were granted under the Company’s 2004 Equity Compensation Plan (the “Plan”). No equity awards may be granted under the Plan after December 31, 2012. The Company does not currently have an equity compensation plan in place that provides for future awards.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
The current members of the Company’s Board of Directors are Ralph B. Andy, Lloyd E. Campbell, Edward J. Dineen, Victoria M. Holt, Walter J. Klein, Pamela F. Lenehan, Jackson W. Robinson, and Craig A. Wolfanger. The Board has four standing committees, Audit, Compensation, Governance and Sustainability. With the exception of the Sustainability Committee, the Board has determined that all members of each of these committees are “independent” under the NYSE Corporate Governance Standards and the Company’s Director Independence Policy.
The listing standards of the NYSE include a set of Corporate Governance Standards applicable to NYSE listed companies. Among other things, the NYSE Corporate Governance Standards require a majority of the Board and all members of the Audit, Compensation, and Governance Committees to be “independent.” The Board has adopted a set of Corporate Governance Guidelines setting forth certain internal governance policies and rules which include a Director Independence Policy implementing the NYSE director independence requirements. The Board has determined that all of the members of the Board except for Ms. Holt are independent under the NYSE Corporate Governance Standards and the Company’s Director Independence Policy. The Corporate Governance Guidelines and Director Independence Policy are set forth in the “Investor Relations” section of the Company’s website, www.spartech.com.
CERTAIN BUSINESS RELATIONSHIPS AND TRANSACTIONS
As a matter of practice, the Company generally does not engage in material transactions with related parties. The Governance Committee Charter requires any relationship or transaction between the Company and any director, nominee for director or executive officer, an immediate family member of any director, nominee for director or executive officer, or a known 5% stockholder that may be required to be publicly disclosed under the rules of the SEC to be disclosed in advance to the Governance Committee. The Governance Committee must then review the transaction and approve or disapprove it taking into account all relevant factors including, in the case of a director, the recommendations of the Company’s General Counsel as to whether it could affect the director’s independence. During fiscal 2012, there were no related-party transactions that required disclosure pursuant to SEC rules.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
During fiscal 2012 and 2011, the Company’s principal auditor, Ernst & Young LLP, provided services in the following categories for the following fees:

Service Category	2012	2011
Audit Fees(1)	$1,189,132	$974,132
Audit-Related Fees(2)	213,263	179,128
Tax Fees(3)	590,900	657,891
All Other Fees(4)	-	-
Total	$1,993,295	$1,811,151
__________

(1)
Audit Fees primarily related to work performed in connection with the audit of the Company’s annual financial statements on Form 10-K, the effectiveness of the Company’s internal control over financial reporting, reviews of the Company’s Form 10-Q filings, and work performed in connection with the proposed merger transactions between the Company and PolyOne Corporation and related public filings.

(2)	Audit-Related Fees related to work performed in connection with the audit of the Company’s employee benefit plan and certain statutory reports.

(3)
Tax Fees consist of fees billed to us by Ernst & Young LLP for tax compliance, tax planning and other tax services. The aggregate fees billed for tax compliance, including assistance with federal income tax returns, foreign tax compliance, and tax studies including tax credits and tax accounting methods provided to us by Ernst & Young LLP during 2012 and 2011 were $135,000 and $150,130, respectively. In addition to fees being paid for tax compliance services, the Company paid $455,900 and $507,761, respectively, for tax planning and other tax services provided to us by Ernst & Young LLP during 2012 and 2011.

The Audit Committee approved in advance all services provided by Ernst & Young, LLP. The Audit Committee’s pre-approval policies and procedures are included within the Audit Committee Charter, which is posted in the “Investor Relations” section of the Company’s website, www.spartech.com.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are filed as part of this Amendment No. 1:

Exhibit Number	Description	Location
31.1	Section 302 Certification of Chief Executive Officer	Filed herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTECH CORPORATION
/s/ Victoria M. Holt
Victoria M. Holt
March 1, 2013	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

March 1, 2013	/s/ Victoria M. Holt	President and Chief Executive Officer (Principal Executive Officer)
Victoria M. Holt

March 1, 2013	/s/ Randy C. Martin	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Randy C. Martin

March 1, 2013		Director
*Ralph B. Andy
March 1, 2013		Director
*Lloyd E. Campbell
March 1, 2013		Director
*Edward J. Dineen
March 1, 2013		Director
*Walter J. Klein
March 1, 2013		Director
*Pamela F. Lenehan
March 1, 2013		Director
*Jackson W. Robinson
March 1, 2013		Director
*Craig A. Wolfanger
_______________________________

*
Rosemary L. Klein, by signing her name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as an Exhibit to this Form 10-K.

/s/ Rosemary L. Klein
Rosemary L. Klein
Attorney-in-Fact