Form 10-Q
period 2013-02-02
SPARTECH CORP
filed 2013-03-12
CIK 77597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,203,605 shares of Common Stock, $.75 par value per share, outstanding as of March 1, 2013.

SPARTECH CORPORATION
FORM 10-Q For the Three Months Ended February 2, 2013 and February 4, 2012

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

PART I — Financial Information
Item 1. Financial Statements
Spartech Corporation and Subsidiaries
Consolidated Condensed Balance Sheets

	(Unaudited)
	February 2,	November 3,
(Dollars in thousands, except share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,964	$1,092
Trade receivables, net of allowances of $2,494 and $3,341, respectively	136,235	150,566
Inventories, net of inventory reserves of $9,941 and $9,534, respectively	114,980	105,099
Prepaid expenses and other current assets, net	31,138	24,855
Assets held for sale	2,614	2,614
Total current assets	287,931	284,226
Property, plant and equipment, net	195,694	197,373
Goodwill	47,466	47,466
Other intangible assets, net	10,760	11,182
Other long-term assets	4,174	4,386

Total assets	$546,025	$544,633
Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$22,645	$22,636
Accounts payable	124,300	141,937
Accrued liabilities	36,789	39,088
Total current liabilities	183,734	203,661

Long-term debt, less current maturities	134,357	112,288

Other long-term liabilities:
Deferred taxes	41,960	41,960
Other long-term liabilities	7,007	6,739
Total liabilities	367,058	364,648
Shareholders’ equity
Preferred stock (authorized: 4,000,000 shares, par value $1.00) Issued: None	—	—
Common stock (authorized: 55,000,000 shares, par value $0.75) Issued: 33,131,846 shares; outstanding: 31,210,911 and 30,801,994 shares, respectively	24,849	24,849
Contributed capital	193,089	203,092
Accumulated losses	(8,901)	(8,435)
Treasury stock, at cost, 1,920,935 and 2,329,852 shares, respectively	(34,921)	(44,481)
Accumulated other comprehensive income	4,851	4,960
Total shareholders’ equity	178,967	179,985

Total liabilities and shareholders’ equity	$546,025	$544,633
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Operations

	Three Months Ended
	February 2,	February 4,
(Unaudited and dollars in thousands, except per share data)	2013	2012
Net sales	$263,993	$281,781
Costs and expenses
Cost of sales	237,017	260,075
Selling, general and administrative expenses	22,155	21,760
Foreign exchange (gains)/losses	(425)	16
Amortization of intangibles	422	422
Merger and transaction costs	2,060	—
Restructuring and exit costs	1,132	—
Total costs and expenses	262,361	282,273
Operating earnings (loss)	1,632	(492)
Interest expense, net of interest income	2,592	3,020
Loss before income taxes	(960)	(3,512)
Income tax benefit	(493)	(1,263)
Net loss	$(467)	$(2,249)

Basic loss per share:
Net Loss	$(0.01)	$(0.07)

Diluted loss per share:
Net Loss	$(0.01)	$(0.07)
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 2,	February 4,
(Unaudited and dollars in thousands, except per share data)	2013	2012
Net loss	$(467)	$(2,249)
Other comprehensive income (loss)
Foreign currency translation (losses) gains	(109)	55
Total comprehensive loss	(576)	(2,194)
See accompanying notes to consolidated condensed financial statements.

Spartech Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Three Months Ended
	February 2,	February 4,
(Unaudited and dollars in thousands)	2013	2012
Cash flows from operating activities
Net loss	$(467)	$(2,249)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,462	8,227
Stock-based compensation expense	456	943
Restructuring and exit costs	593	—
Loss on disposition of assets, net	34	53
Provision for bad debt expense	77	282
Change in current assets and liabilities	(22,010)	(13,793)
Other, net	(39)	(177)
Net cash used by operating activities	(13,894)	(6,714)
Cash flows from investing activities
Capital expenditures	(5,121)	(3,884)
Proceeds from the disposition of assets	4	105
Net cash used by investing activities	(5,117)	(3,779)
Cash flows from financing activities
Bank credit facility borrowings, net	22,030	11,009
Payments on bonds and leases	(112)	(122)
Debt issuance costs	—	(485)
Tax payments for employee stock exercises	(1,028)	(62)
Net cash provided by financing activities	20,890	10,340
Effect of exchange rates on cash and cash equivalents	(7)	4
Increase (decrease) in cash and cash equivalents	1,872	(149)
Cash and cash equivalents at beginning of period	1,092	877
Cash and cash equivalents at end of period	$2,964	$728
See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited and Dollars in thousands, except per share amounts)

1. Basis of Presentation

The consolidated financial statements include the accounts of Spartech Corporation and its consolidated subsidiaries (“Spartech” or the “Company”). These financial statements have been prepared on a condensed basis, and accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, these consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary to make the information presented herein not misleading. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes thereto included in the Company's November 3, 2012 Annual Report on Form 10-K.

On October 23, 2012, PolyOne Corporation (“PolyOne”), 2012 Redhawk, Inc., a wholly owned subsidiary of PolyOne (“Merger Sub”), PolyOne Designed Structures and Solutions, LLC, a wholly owned subsidiary of PolyOne (“Merger LLC”), and Spartech Corporation (“Spartech”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Spartech will be merged with and into Merger Sub (the “Merger”), with Spartech to be the surviving corporation in the merger (the “Surviving Corporation”) and a wholly owned subsidiary of PolyOne, which is expected to be immediately followed by a merger of the Surviving Corporation with and into Merger LLC (the “Subsequent Merger”), with Merger LLC to be the surviving entity in the Subsequent Merger and conduct business as PolyOne Designed Structures and Solutions. At a special meeting of stockholders of Spartech Corporation on March 12, 2013, the stockholders voted to approve the merger agreement between Spartech and PolyOne Corporation. Pursuant to the merger, stockholders will receive, in exchange for each share of Spartech common stock, (1) $2.67 in cash, without interest, and (2) 0.3167 of a PolyOne common share. The merger will be effective on March 13, 2013.

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 8. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate.

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

The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 was reported as a 53 week fiscal year. The Company's first quarter, which ended February 2, 2013, included 13 weeks compared to 14 weeks in the first quarter of the prior year. Years presented are fiscal unless noted otherwise.

2. Newly Adopted Accounting Standards

In June 2011, the FASB issued an amendment to ASC 220, Comprehensive Income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity. In addition, items of other comprehensive income that may be reclassified to profit or loss in the future are required to be presented separately from those that would never be reclassified. The amendment is effective for fiscal years beginning after December 15, 2011, and interim periods within that year. Accordingly, this amendment was adopted in the first quarter fiscal year 2013. Adoption of this guidance did not have a material impact on our financial statements.

3. Inventories, net

Inventories are valued at the lower of cost or market. Inventory reserves reduce the cost basis of inventory. Inventory values are primarily based on either actual or standard costs, which approximates average cost. Finished goods include the costs of material, labor and overhead. Inventories at February 2, 2013, and November 3, 2012, consisted of the following:

	February 2, 2013	November 3, 2012
Raw materials	$66,568	$58,107
Production supplies	7,233	7,129
Finished goods	51,120	49,397
Inventory reserves	(9,941)	(9,534)
Total inventories, net	$114,980	$105,099

4. Restructuring and Exit Costs

Restructuring and exit costs were recorded in the consolidated statements of operations as follows:

	Three Months Ended
	February 2, 2013	February 4, 2012
Restructuring and exit costs:
Custom Sheet and Rollstock	$434	$—
Packaging Technologies	—	—
Color and Specialty Compounds	766	—
Corporate	(68)	—
Total restructuring and exit costs	1,132	—
Income tax benefit	(286)	—
Impact on net earnings	$846	$—

2012 Restructuring Actions
The Company initiated restructuring actions to reduce costs and reposition its portfolio to more specialty and higher-value products. On May 15, 2012, the Company announced a plan calling for the consolidation of two Custom Sheet and Rollstock facilities in Canada into the Granby, Quebec location. On October 16, 2012, the Company announced a plan calling for the consolidation of the Color and Specialty Compounds facility in Stratford, Ontario into the Cape Girardeau, MO and Manitowoc, WI locations. These actions were done in order to reduce fixed costs and better leverage equipment and resources. The Company expects to incur approximately $1,568 in restructuring costs over the next 12 months, which will be comprised of employee severance, facility consolidation and shut-down costs and fixed asset valuation adjustments.

The following table summarizes the cumulative restructuring and exit costs incurred under the 2012 restructuring plans:

	Three Months Ended February 2, 2013	Cumulative To-Date
Employee severance and other exit costs	$539	$2,768
Fixed asset valuation adjustments, net	593	885
Total	$1,132	$3,653

Employee severance and other exit costs include costs associated with job eliminations and the reduction in jobs resulting from facility consolidations. Facility consolidation and shutdown costs primarily include costs associated with shutting down production facilities, terminating leases and relocating production lines to continuing production facilities. Fixed asset valuation adjustments, net represents the effect from accelerated depreciation for reduced lives on property, plant and equipment and adjustments to the carrying value of assets held-for-sale to fair value, net of gains or losses on the ultimate sales of the assets.

As of February 2, 2013, the Company had $2,614 of assets held-for-sale. The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets.

The Company's total restructuring liability, representing severance, consolidation and shut-down costs was $1,718 and $2,027 at February 2, 2013, and November 3, 2012, respectively. Cash payments for restructuring activities were $624 and $221 for the three months ended February 2, 2013 and February 4, 2012 respectively.

5. Debt

Debt at February 2, 2013, and November 3, 2012, consisted of the following:

	February 2, 2013	November 3, 2012
2004 Senior Notes	$88,901	$88,901
Credit facility	56,456	34,426
Other	11,645	11,597
Total debt	157,002	134,924
Less current maturities	22,645	22,636
Total long-term debt	$134,357	$112,288

On September 14, 2004 the Company completed a $150 million private placement of Senior Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin. The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

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

The Agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.5 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. No excess cash flow payment is required to be made in 2013 as the Company's fiscal year 2012 Leverage

Ratio was not in excess of 2.5 to 1 as defined in the agreement. The Company made excess cash flow payments to the Senior Note holders in the second quarter of 2012 of $2.5 million.

At February 2, 2013, the Company had $82.2 million of total capacity and $56.5 million of outstanding loans under the credit facility at a weighted average interest rate of 3.32%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. The Company's average net revolver outstanding (average revolver borrowings net of cash) was approximately $61.8 million for the three months ended February 2, 2013. The Company is restricted to certain levels of expenditures relating to dividends and capital expenditures. The Company had $23.0 million of availability on its credit facility as of February 2, 2013. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commenced on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. Effective on the closing date of the merger, an amount related to the make-whole on the Company's Senior Notes of $10.3 million will be paid in conjunction with the transaction.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2013 and 2019 and have interest rates ranging from 0.17% to 16.5%.

The Company was in compliance with all debt covenants as of February 2, 2013. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

6. Income Taxes

An income tax benefit was recorded for $493 and $1,263 for the three months ended February 2, 2013 and February 4, 2012, respectively. The income tax benefit for the three months ended February 2, 2013 was primarily impacted by a loss on certain foreign operations for which a tax benefit is not more likely than not to be realized and a net income tax benefit for the reinstatement of the U.S. research and development tax credit of approximately $600.

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

	February 2, 2013		November 3, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt (including credit facilities)	$157,002	$161,236	$134,924	$141,340

The estimated fair value of assets held for sale, which falls within Level 3 of the fair value hierarchy, represents management's best estimate of fair value upon sale and is determined based on broker analyses of prevailing market prices for similar assets. As of February 2, 2013, the Company had $2,614 of assets held-for-sale.

During the three months ended February 2, 2013, there were no significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis subsequent to their initial recognition.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $125 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. Currently, the Cooperating Parties understand that USEPA is finalizing this study and expects to issue it in 2013, and that the preferred early remedial alternatives are estimated by USEPA to cost $1.9 billion to $3.4 billion. The Cooperating Parties have submitted comments to the USEPA for consideration prior to issuance of the final study. In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In the third quarter of 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of February 2, 2013, the Company had approximately $1.3 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminant that is of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the February 2, 2013 accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared and Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons was seeking unspecified damages, including costs related to a voluntary product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) was seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. On November 16, 2012, the Court granted summary judgment on behalf of all of the Defendants in the case for full dismissal of the matter. Simmons filed its notice of appeal on January 3, 2013 and their appellate brief is due on March 18, 2013. The matter will be fully briefed by April 29, 2013. Based upon these recent developments, management does not believe that the ultimate liabilities resulting from this proceeding, if any, will be material to the Company's results of operations and will not have a material adverse effect on the Company's consolidated financial position or cash flows.

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

Five purported class action lawsuits have been filed by alleged Spartech stockholders in connection with the proposed merger transactions among Spartech, PolyOne Corporation (“PolyOne”), 2012 Redhawk, Inc. (“Merger Sub”) and 2012 Redhawk, LLC (n/k/a PolyOne Designed Structures and Solutions LLC) (“Merger LLC”).

Two of these purported class actions were filed in the Circuit Court of St. Louis County, Missouri against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC. These actions, Weinreb v. Spartech, et al. and Warren v. Spartech, et al., have been consolidated for all purposes as In re Spartech Corporation Shareholder Litigation (the “Missouri Stockholder Actions”). The Missouri Stockholder Actions allege, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. The Missouri Stockholder Actions further allege that PolyOne, Merger Sub, and Merger LLC aided and abetted the directors of Spartech in breaching their fiduciary duties. Among other things, the Missouri Stockholder Actions seek to enjoin the merger.

Two of these purported class actions were filed in Delaware Chancery Court (the “Delaware Stockholder Actions”). One of the Delaware Stockholder Actions, Gross v. Spartech, et al., was filed against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC. The other Delaware Stockholder Action, Pill v. Spartech, et al., was filed against Spartech and its directors. The Delaware Stockholder Actions alleged, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. Gross v. Spartech, et al. also alleged that PolyOne, Merger Sub, and Merger LLC aided and abetted the directors of Spartech in breaching their fiduciary duties. Among other things, the Delaware Stockholder Actions sought to enjoin the merger. After their request to stay the Delaware Stockholder Actions was denied, plaintiffs in the Delaware Stockholder Actions filed a Notice and (Proposed) Order of Dismissal on January 31, 2013, which was granted with modifications on February 1, 2013.

A purported class action was also filed in the United States District Court for the Eastern District of Missouri against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC. Faulkner v. Holt, et al. (the “Missouri District Court Stockholder Action”), alleges, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. The Missouri District Court Stockholder Action further alleges that PolyOne, Merger Sub, and Merger LLC aided and abetted the directors of Spartech in breaching their fiduciary duties. The Missouri District Court Stockholder Action also brings a claim, individually, against the directors of Spartech under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Among other things, the Missouri District Court Stockholder Action seeks to enjoin the merger.

PolyOne, Merger Sub, Merger LLC, Spartech, and Spartech's directors believe the Missouri Stockholder Action, the Delaware Stockholder Actions, and the Missouri District Court Stockholder Action and the underlying claims are without merit.

On March 5, 2013, counsel for the parties in each of the above-described lawsuits entered into a Memorandum of Understanding (the “MOU”), in which they agreed on the terms of a settlement of the Missouri Stockholder Action, including the dismissal with prejudice of the Missouri Stockholder Action and a release of all claims made therein against all of the defendants. The MOU also provides for dismissal with prejudice of the Missouri District Court Stockholder Action. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger, and final approval of the proposed settlement by the Circuit Court of St. Louis County, Missouri. In addition, in connection with the settlement and as provided in the MOU, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses as part of the settlement. There can be no assurance that the merger will be consummated, that the parties ultimately will enter into a stipulation of settlement, or that the court will approve the settlement even if the parties enter into such stipulation. If the settlement conditions are not met, the proposed settlement as contemplated by the MOU would become void. The settlement will not affect the amount of the merger consideration that Spartech stockholders are entitled to receive in the merger.

The defendants deny all fault or liability and deny that they have committed any unlawful or wrongful act alleged in the Missouri State Action, the Delaware Stockholder Actions, and the Missouri District Court Stockholder Action or otherwise in relation to the merger. The defendants have agreed to the terms of the proposed settlement described above solely to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation, including the risk of delaying or adversely affecting the merger.

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

	Three Months Ended
	February 2, 2013	February 4, 2012
Antidilutive shares:
SSARs	1,141	1,828
Stock options	302	522
Total antidilutive shares excluded from diluted earnings per share	1,443	2,350

The Company used the two-class method to compute basic and diluted earnings per share for all periods presented. The reconciliation of the net earnings, net earnings attributable to common stockholders and the weighted average number of common and participating shares used in the computations of basic and diluted earnings per share for three months ended February 2, 2013, and February 4, 2012 are as follows (shares in thousands):

	Three Months Ended
	February 2, 2013	February 4, 2012
Basic and diluted net loss:
Net loss	$(467)	$(2,249)
Less: net earnings allocated to participating securities	—	—
Net loss attributable to common shareholders	$(467)	$(2,249)
Weighted average shares outstanding:
Basic weighted average common shares outstanding	31,145	30,782
Add: dilutive shares from equity instruments	—	—
Diluted weighted average shares outstanding	31,145	30,782
Basic loss per share attributable to common stockholders:
Net loss	(0.01)	(0.07)
Diluted loss per share attributable to common shareholders:
Net loss	(0.01)	(0.07)

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

The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 8. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate.

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

The following presents the Company's net sales, operating earnings (loss) and total assets by reportable segment and the reconciliation to consolidated operating earnings for the three months ended February 2, 2013, and February 4, 2012:

	Three Months Ended
	February 2, 2013	February 4, 2012
Net sales: (a)
Custom Sheet and Rollstock	$142,630	$145,626
Packaging Technologies	58,274	62,245
Color and Specialty Compounds	63,089	73,910
	$263,993	$281,781
Operating earnings (loss):
Custom Sheet and Rollstock	$7,865	$3,214
Packaging Technologies	3,539	3,706
Color and Specialty Compounds	137	1,070
Corporate	(9,909)	(8,482)
	$1,632	$(492)

Notes to Table:

(a)	Excludes intersegment sales of $15,409 and $16,992 in the first quarter of 2013 and 2012, respectively.

	February 2, 2013	November 3, 2012
Assets:
Custom Sheet and Rollstock	$266,452	$271,723
Packaging Technologies	152,627	151,327
Color and Specialty Compounds	86,019	82,601
Corporate and other	40,927	38,982
	$546,025	$544,633

11. Comprehensive Income

At February 2, 2013, and February 4, 2012, other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments. Foreign exchange gains and losses are reported in selling, general and administrative expenses in the results of operations and reflect U.S. dollar-denominated transaction gains and losses due to fluctuations in foreign currency. The Company recorded foreign exchange gains before taxes of $425 and losses of $16 for the three months ended February 2, 2013 and February 4, 2012, respectively. As of February 2, 2013, the Company had monetary assets denominated in foreign currency of $5,077 of net Canadian liabilities, $1,273 of net Euro assets and $5,087 of net Mexican Peso assets.

12. Proposed Merger and Subsequent Event

On October 23, 2012, PolyOne Merger Sub, Merger LLC, and Spartech entered into a Merger Agreement pursuant to which Spartech will be merged with and into Merger Sub, with Spartech to be the surviving corporation in the Merger and a wholly owned subsidiary of PolyOne.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay $83,368,435 in cash to Spartech shareholders. Spartech is required to conduct its business in the ordinary course of business and within certain defined restrictions between the date of signing the agreement to the closing date. Spartech is required to manage within these restrictions or obtain consent in writing from PolyOne to conduct certain activities.

At a special meeting of stockholders of Spartech Corporation on March 12, 2013, the stockholders voted to approve the merger agreement between Spartech and PolyOne Corporation. Pursuant to the merger, stockholders will receive, in exchange for each share of Spartech common stock, (1) $2.67 in cash, without interest, and (2) 0.3167 of a PolyOne common share. Based on the closing price of PolyOne's common stock on March 11, 2013, in exchange for each share of Spartech common stockholders will receive approximately $10.25, comprised of: (1) $2.67 per share in cash; and (2) 0.3167 of a PolyOne common share, having a value of approximately $7.58. The merger will be effective on March 13, 2013. PolyOne Corporation, with 2012 revenues of $3 billion, is a premier provider of specialized polymer materials, services and solutions dedicated to serving customers in diverse industries around the globe, by creating value through collaboration, innovation and an unwavering commitment to excellence. PolyOne is committed to its customers, employees, communities and shareholders through ethical, sustainable and fiscally responsible principles.

In conjunction with the definitive merger agreement, the Company has incurred various costs triggered by and directly related to the merger transaction. In the first quarter of 2013, Spartech recognized merger and transaction costs as follows:

	2013	Cumulative To-Date
Merger and Transaction Costs:
Stock compensation expense from accelerated vesting	$—	$4,865
Legal and financial advisor fees	1,357	3,245
Other merger and transaction costs	703	851
Total merger and transaction costs	2,060	8,961
Income tax benefit	(783)	(3,198)
Impact on net earnings	$1,277	$5,763

Effective on the closing date of the merger, an amount related to the make-whole on the Company's Senior Notes of $10.3 million will be paid in conjunction with the transaction along with $4.2 million to the Company's financial advisors.

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

Non-GAAP Financial Measures
Management's Discussion and Analysis of Financial Condition and Results of Operations contains financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and operating earnings (loss) excluding special items, net earnings (loss) from continuing operations excluding special items and net earnings (loss) from continuing operations per diluted share excluding special items that are considered “non-GAAP financial measures.” Special items include merger and transaction costs, restructuring and exit costs, and foreign exchange (gains)/losses.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Spartech common stock will be canceled and converted into the right to receive consideration equal to $2.67 in cash and 0.3167 PolyOne common shares. In the aggregate, PolyOne will issue approximately 9.9 million of its common shares and pay $83,368,435 in cash to Spartech shareholders.

At a special meeting of stockholders of Spartech Corporation on March 12, 2013, the stockholders voted to approve the merger agreement between Spartech and PolyOne Corporation. Pursuant to the merger, stockholders will receive, in exchange for each share of Spartech common stock, (1) $2.67 in cash, without interest, and (2) 0.3167 of a PolyOne common share. The merger will be effective on March 13, 2013.

The Company assesses net sales changes using two major drivers: underlying volume and price/mix. Underlying volume is calculated as the change in pounds sold for a comparable number of days in the reporting period. The Company's fiscal year ends on the Saturday closest to October 31st and fiscal years generally contain 52 weeks. However, because of this accounting convention, every fifth or sixth fiscal year has an additional week, and 2012 was reported as a 53 week fiscal year. The Company's first quarter, which ended February 2, 2013, included 13 weeks compared to 14 weeks in the first quarter of the prior year. Please see the reconciliation tables and narrative below for adjustments to GAAP and discussion of special items affecting results. Special items include merger and transaction costs, foreign exchange gains/losses, and restructuring and exit costs. Years presented are fiscal unless noted otherwise.

Consolidated Results
Net sales were $264.0 million in the three month period ended February 2, 2013. Fluctuations in net sales were caused by:

Q1 2013 vs. Q1 2012
Underlying volume	4%
Prior year additional week	-8%
Price/Mix	-2%
Total	-6%

The increase in underlying volume for the period is primarily attributed to the higher sales to the agriculture, material handling and automotive end markets. These increases were offset by a decrease in sales volume to the commercial construction and appliance and electronics end markets. For the three month period ended February 2, 2013 volumes were also lower due to the inclusion of an extra week during the first three months of 2012. The price/mix decrease for the three month period was primarily related to lower selling prices from raw material decreases.

The following table presents net sales, cost of sales, and the resulting gross margin in dollars and on a per pound sold basis for the three months ended February 2, 2013 and February 4, 2012. Cost of sales presented in the consolidated condensed statements of operations includes material and conversion costs but excludes amortization of intangible assets. We have not presented cost of sales and gross margin as a percentage of net sales because a comparison of this measure is distorted by changes in resin costs that are typically passed through to customers as changes to selling prices. These changes can materially affect the percentages but do not present complete performance measures of the business.

	Three Months Ended
	February 2, 2013	February 4, 2012
Dollars and Pounds(in millions)
Net sales	$264.0	$281.8
Cost of sales	237.0	260.1
Gross margin	$27.0	$21.7

Pounds sold	215.8	225.5
Dollars per Pound Sold
Net sales	$1.223	$1.250
Cost of sales	1.098	1.153
Gross margin	$0.125	$0.097

Gross margin per pound sold increased from 9.7 cents for the three months ended February 4, 2012 to 12.5 cents for the three months ended February 2, 2013. The increase primarily reflects the impact of the shift to higher margin business and production efficiencies from operational improvements.

Selling, general and administrative expenses were $22.2 million in the first quarter of 2013 compared to $21.8 million in the prior year. The extra week increased selling, general and administrative expenses by $1.6 million in the first quarter of 2012. The increase in 2013 is primarily due to an increase in labor costs, variable pay and benefits compared to the prior year quarter.

Merger and transaction costs represent legal and financial advisor fees as well as other costs triggered by and directly related to the merger transaction between Spartech and PolyOne that totaled $2.1 million in the first quarter of 2013.

Restructuring and exit costs were $1.1 million in the first quarter of 2013 comprised of employee severance, facility consolidation and shutdown costs and fixed asset valuation adjustments including accelerated depreciation from shortening useful lives. These costs resulted from the Company's improvement initiatives, which include an objective of reducing the Company's fixed portion of its cost structure. Refer to Note 4 for further information regarding restructuring plans.

Interest expense, net of interest income, was $2.6 million in the first quarter of 2013 compared to $3.0 million in the same period of the prior year, primarily attributable to lower debt levels when compared to the same period of 2012.

An income tax benefit was recorded for $0.5 million for the three months ended February 2, 2013 compared to $1.3 million in the same period of the prior year. The current quarter tax benefit was primarily impacted by a loss on certain foreign operations for which a tax benefit is not more likely than not to be realized and a net income tax benefit for the reinstatement of the U.S. research and development tax credit of approximately $0.6 million.

We reported a net loss of $0.5 million or $(0.01) per diluted share for the first quarter of 2013, compared to a net loss of $2.2 million or $(0.07) per diluted share in the prior year. Excluding special items, we reported net earnings of $1.3 million or $0.04 per diluted share for the first quarter of 2013, compared to a net loss of $2.2 million or $(0.07) per diluted share in the prior year.

Segment Results
The information included in this section is intended to provide specific information for the operating results of each segment.

Spartech is organized into three reportable segments based on its operating structure and products manufactured. The three reportable segments are Custom Sheet and Rollstock, Packaging Technologies and Color and Specialty Compounds. The Company reorganized its internal reporting structure and management responsibilities for the Passaic matter and the associated closed facility during the third quarter of 2012 as a result of developments with the environmental matters, as described in Note 8. These costs were previously reported under the Color & Specialty Compounds segment, but are now reported in Corporate.

Custom Sheet and Rollstock Segment
Net sales were $142.6 million for the three months ended February 2, 2013. Fluctuations in net sales were caused by:

Q1 2013 vs. Q1 2012
Underlying volume	8%
Prior year additional week	-8%
Price/Mix	-2%
Total	-2%

The underlying sales volume in this segment increased for the three months ended February 2, 2013 compared to the prior year, reflecting an increase in sales volume to the material handling and automotive end markets. These increases were offset by a decrease in sales to the appliance and electronic end markets, and the inclusion of an extra week in the first quarter of 2012.

Operating earnings excluding special items were $8.3 million for the three months ended February 2, 2013 compared to $3.2 million for the three months ended February 4, 2012. The $5.1 million increase in earnings can be attributed to greater mix of higher margin products and operating improvements such as increased production yield and regrind material usage.

Packaging Technologies Segment
Net sales were $58.3 million for the three months ended February 2, 2013. Fluctuations in net sales were caused by:

Q1 2013 vs. Q1 2012
Underlying volume	—%
Prior year additional week	-8%
Price/Mix	2%
Total	-6%

The underlying sales volume in this segment was relatively flat for three months ended February 2, 2013 compared to the prior year, offset by a decrease in volume due to the inclusion of an extra week in the first quarter of 2012. The price/mix increase was primarily related to a product mix that included a greater percentage of higher priced products.

Operating earnings excluding special items were $3.5 million for the three months ended February 2, 2013 compared to $3.7 million for the three months ended February 4, 2012. The decrease in earnings was primarily the result of $0.6 million in expenses directly related to repairs and recovery from a fire in November 2012 at our Muncie, Indiana facility. The increased costs were somewhat offset by a greater mix of high material margin product compared to the prior year.

Color and Specialty Compounds Segment
Net sales were $63.1 million for the three months ended February 2, 2013. Fluctuations in net sales were caused by:

Q1 2013 vs. Q1 2012
Underlying volume	1%
Prior year additional week	-8%
Price/Mix	-8%
Total	-15%

The underlying sales volume in this segment was higher for the three months ended February 2, 2013 compared to the prior year, reflecting an increase in sales to the agriculture market. This was offset by a decrease in volume due to the inclusion of an extra week in the first quarter of 2012. The price/mix decrease was primarily related to lower selling prices from raw material decreases.

Operating earnings excluding special items were $0.9 million for the three months ended February 2, 2013 compared to operating earnings of $1.1 million in the same period of the prior year. The decrease in earnings can be attributed to higher labor costs partially offset by a better mix of higher margin products.

Corporate
Corporate expenses include general and administrative expenses, corporate office expenses, shared services costs, information technology costs, professional fees, the impact of foreign currency exchange gains and losses and Passaic environmental costs. Corporate operating expenses excluding special items were $8.3 million for the three months ended February 2, 2013 and $8.5 million for the same period last year. The three month period ended February 2, 2013 was lower primarily due to the impact of an extra week during the first quarter of 2012, a decrease in professional fees, offset by an increase in variable pay.

Liquidity and Capital Resources

Cash Flow
The Company's primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Historically, the Company's principal uses of cash have been to support operating activities, invest in capital improvements, reduce outstanding indebtedness, finance strategic business acquisitions, acquire treasury shares and pay dividends on its common stock. The following summarizes the major categories of changes in cash and cash equivalents for the three months ended February 2, 2013 and February 4, 2012:

	Three Months Ended
	February 2, 2013	February 4, 2012
Cash Flows (in thousands)
Net cash used by operating activities	$(13,894)	$(6,714)
Net cash used by investing activities	(5,117)	(3,779)
Net cash provided by financing activities	20,890	10,340
Effect of exchange rates on cash and cash equivalents	(7)	4
Increase (decrease) in cash and cash equivalents	$1,872	$(149)

Net cash used by operating activities was $13.9 million in the first three months of 2013 compared to $6.7 million for the same period in the prior year. The change primarily reflects the impact of an increased investment in inventory to support higher sales and the funding of transaction costs related to the merger.

Net cash used for investing activities of $5.1 million in the first three months of 2013 consisted of $5.1 million of capital expenditures which were slightly offset by nominal proceeds from the disposition of assets. Net cash used for investing activities in the first three months of 2012 included $3.9 million of capital expenditures. We expect our capital expenditures to range from $20.0 million to $25.0 million in 2013. Capital expenditure amounts are expected to be funded from operating cash flows and credit facility borrowings.

Net cash provided by financing activities of $20.9 million in the first three months of 2013 mainly consisted of credit facility borrowings of $22.0 million, offset by tax payments of $1.0 million for employees who surrendered shares when they exercised share-based awards. Net cash provided by financing activities of $10.3 million in the first three months of 2012 mainly consisted of credit facility borrowings offset by debt financing costs associated with the Company's December 2011 Amendments.

Financing Arrangements

On September 14, 2004 the Company completed a $150.0 million private placement of Senior Notes over a term of twelve (12) years (2004 Senior Notes). On June 9, 2010, the Company entered into a new credit facility agreement and amended its 2004 Senior Notes. The new credit facility agreement has a borrowing capacity of $150.0 million with an optional $50.0 million accordion feature, has a term of four (4) years, bears interest at either Prime or LIBOR plus a borrowing margin. The credit facility and amended 2004 Senior Notes are secured with collateral including accounts receivable, inventory, machinery and equipment and intangible assets.

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

The Agreements require the Company to offer early principal payments to Senior Note holders and credit facility investors (only in the event of default) based on a ratable percentage of each fiscal year's excess cash flow and extraordinary receipts, such as the proceeds from the sale of businesses. Under the Agreements, if the Company sells a business, it is required to offer a percentage (which varies based on the Company's Leverage Ratio) of the after tax proceeds (defined as “extraordinary receipts”) to its Senior Note holders and credit facility investors in excess of a $1.0 million threshold. The excess cash flow definition in the Agreements follows a standard free cash flow calculation. The Company is only required to offer the excess cash flow and extraordinary receipts if the Company ends its fiscal year with a Leverage Ratio in excess of 2.5 to 1. The Senior Note holders are not required to accept their allotted portion and to the extent individual holders reject their portion, other holders are entitled to accept the rejected proceeds. Early principal payments made to Senior Note holders reduce the principal balance outstanding. No excess cash flow payment is required to be made in 2013 as the Company's fiscal year 2012 Leverage Ratio was not in excess of 2.5 to 1 as defined in the agreement. The Company made excess cash flow payments to the Senior Note holders in the second quarter of 2012 of $2.5 million.

At February 2, 2013, the Company had $82.2 million of total capacity and $56.5 million of outstanding loans under the credit facility at a weighted average interest rate of 3.32%. In addition to the outstanding loans, the credit facility borrowing capacity was reduced by several standby letters of credit totaling $11.3 million. The Company's average net revolver outstanding (average revolver borrowings net of cash) was approximately $61.8 million for the three months ended February 2, 2013. The Company is restricted to certain levels of expenditures relating to dividends and capital expenditures. The Company had $23.0 million of availability on its credit facility as of February 2, 2013. We primarily have used the borrowings on our revolving credit facility for working capital purposes and capital expenditures.

Interest on the amended 2004 Senior Notes is 7.08% and is payable semiannually on March 15 and September 15 of each year. The amended 2004 Senior Notes require equal annual principal payments of $22.2 million that commenced on September 15, 2012, and that are ratably reduced by required early principal payments based on a percentage of annual excess cash flow or extraordinary receipts as defined in the Agreements. The Company may, at its option and upon notice, prepay at any time all or any part of the amended 2004 Senior Notes, together with accrued interest plus a make-whole amount. Effective on the closing date of the merger, an amount related to the make-whole on the Company's Senior Notes of $10.3 million will be paid in conjunction with the transaction.

The Company's other debt consists primarily of industrial revenue bonds and capital lease obligations used to finance capital expenditures. These financings mature between 2013 and 2019 and have interest rates ranging from 0.17% to 16.5%.

The Company was in compliance with all debt covenants as of February 2, 2013. While the Company was in compliance with its covenants and currently expects to be in compliance with its covenants during the next twelve (12) months, the Company's failure to comply with its covenants or other requirements of its financing arrangements is an event of default and could, among other things, accelerate the payment of indebtedness, which could have a material adverse impact on the Company's results of operations, financial condition and cash flows.

We anticipate that cash flows from operations, together with the financing and borrowings under our bank credit facilities, will provide the resources necessary for reinvestment in our existing business and managing our capital structure on a short and long-term basis.

Non-GAAP Reconciliations

The following table reconciles operating earnings (GAAP) to operating earnings excluding special items (Non-GAAP), net earnings from continuing operations (GAAP) to net earnings from continuing operations excluding special items (Non-GAAP) and net earnings from continuing operations per diluted share (GAAP) to net earnings from continuing operations per diluted share excluding special items (Non-GAAP). Special items consist of merger and transaction costs, restructuring and exit costs, and foreign exchange (gains)/losses.

	Three Months Ended
	February 2,	February 4,
(unaudited and in thousands, except per share data)	2013	2012
Operating earnings (loss) (GAAP)	$1,632	$(492)
Restructuring and exit costs	1,132	—
Merger and transaction costs	2,060	—
Foreign exchange (gains)/losses	(425)	16
Operating earnings (loss) excluding special items (Non-GAAP)	$4,399	$(476)
Net loss (GAAP)	$(467)	$(2,249)
Restructuring and exit costs, net of tax	846	—
Merger and transaction costs, net of tax	1,277	—
Foreign exchange (gains)/losses, net of tax	(314)	12

Net earnings (loss) excluding special items (Non-GAAP)	$1,342	$(2,237)
Net loss per diluted share (GAAP)	$(0.01)	$(0.07)
Restructuring and exit costs, net of tax	0.02	—
Merger and transaction costs, net of tax	0.04	—
Foreign exchange (gains)/losses, net of tax	(0.01)	—

Net earnings (loss) per diluted share excluding special items (Non-GAAP)	$0.04	$(0.07)

The following table reconciles operating earnings (loss) (GAAP) to operating earnings (loss) excluding special items (Non-GAAP) by segment (in thousands):

	Three Months Ended			Three Months Ended
	February 2, 2013			February 4, 2012
	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)	Operating Earnings (Loss) (GAAP)	Special Items	Operating Earnings (Loss) Excluding Special Items (Non-GAAP)
Segment
Custom Sheet and Rollstock	$7,865	$434	$8,299	$3,214	$—	$3,214
Packaging Technologies	3,539	—	3,539	3,706	—	3,706
Color and Specialty Compounds	137	766	903	1,070	—	1,070
Corporate	(9,909)	1,567	(8,342)	(8,482)	16	(8,466)
Total	$1,632	$2,767	$4,399	$(492)	$16	$(476)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since November 3, 2012. Please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended November 3, 2012, for a discussion of our exposure to market risk at November 3, 2012.

Item 4. Controls and Procedures

Spartech maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company's certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of February 2, 2013, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Also in 2003, the United States Environmental Protection Agency (“USEPA”) requested that companies located in the area of the Lower Passaic River, including Franklin-Burlington, cooperate in an investigation of contamination of the Lower Passaic River.  In response, the Company and approximately 70 other companies (collectively, the “Cooperating Parties”) agreed, pursuant to an Administrative Order of Consent with the USEPA, to assume responsibility for completing a remedial investigation/feasibility study (“RIFS”) of the Lower Passaic River.  The RIFS and related activities are currently estimated to cost approximately $125 million to complete and are currently expected to be completed by mid-2015.  However, the RIFS costs are exclusive of any costs that may ultimately be required to remediate the Lower Passaic River area being studied or costs associated with natural resource damages that may be assessed. By agreeing to bear a portion of the cost of the RIFS, the Company did not admit to or agree to bear any such remediation or natural resource damage costs. In 2007, the USEPA issued a draft study that evaluated nine alternatives for early remedial action of a portion of the Lower Passaic River. The estimated cost of the alternatives in the aggregate ranged from $900 million to $2.3 billion.  The Cooperating Parties provided comments to the USEPA regarding this draft study, but the USEPA has not yet finalized its study. Currently, the Cooperating Parties understand that USEPA is finalizing this study and expects to issue it in 2013, and that the preferred early remedial alternatives are estimated by USEPA to cost $1.9 billion to $3.4 billion. The Cooperating Parties have submitted comments to the USEPA for consideration prior to issuance of the final study.  In early calendar year 2012, the USEPA indicated to the Cooperating Parties that it would like to move forward with early remedial activity at a specific location along the river. In the third quarter of 2012, the Company and the other Cooperating Parties, with one exception, have agreed with USEPA to undertake a removal action at the specific location and the Company accrued $0.2 million. By agreeing to participate in this specific removal action, the Company did not admit ultimate responsibility for the removal action at such location, nor did the Company admit to or agree to bear costs for any other removal action at or remediation of the river, or for natural resource damages.

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

As of February 2, 2013, the Company had approximately $1.3 million accrued related to these Lower Passaic River matters described above, representing funding of the RIFS costs and related legal expenses of the RIFS, participation in the removal action agreed to with USEPA and the litigation matter.  Given the uncertainties pertaining to this matter, including that the RIFS is ongoing, the ultimate remediation has not yet been determined and because the extent to which the Company may be responsible for such remediation or natural resource damages is not yet known, it is not possible at this time to estimate the Company's ultimate liability related to this matter.  Based on currently known facts and circumstances, the Company does not believe that this matter is likely to have a material effect on the Company's results of operations, consolidated financial position, or cash flows because the Company's Kearny, New Jersey, facility could not have contributed contamination along most of the river's length and did not store or use the contaminant that is of the greatest concern in the river sediments and because there are numerous other parties who will likely share in the cost of remediation and damages.  However, it is reasonably possible that the ultimate liability resulting from this matter could materially differ from the February 2, 2013 accrual balance, and in the event of one or more adverse determinations related to this matter, the impact on the Company's results of operations, consolidated financial position or cash flows could be material to any specific period.

On December 14, 2009, Simmons Bedding Company and The Simmons Manufacturing Co., LLC (collectively, “Simmons”) filed suit in the Superior Court of New Jersey, Essex County (Simmons Bedding Company and The Simmons Manufacturing Co., LLC v. Creative Vinyl/Fabrics, Inc. and its owner, Spartech Corporation, Spartech Polycom Calendared and Converted Products, Granwell Products, Inc., Nan Ya Plastics Corporation USA - Docket No. ESX-L-10197-09) alleging that vinyl product supplied to Simmons failed to meet certain specifications and claiming, among other things, a breach of contract, breach of warranty and fraud for which Simmons was seeking unspecified damages, including costs related to a voluntary product recall. Creative Vinyl/Fabrics, Inc. (“Creative”) was seeking common law indemnification and contribution from the Company. The Company supplied Creative with PVC film pursuant to purchase orders submitted by Creative, which Creative further processed and then sold to Simmons. On November 16, 2012, the Court granted summary judgment on behalf of all of the Defendants in the case for full dismissal of the matter. Simmons filed its notice of appeal on January 3, 2013 and their appellate brief is due on March 18, 2013. The matter will be fully briefed by April 29, 2013. Based upon these recent developments, management does not believe that the ultimate liabilities resulting from this proceeding, if any, will be material to the Company's results of operations and will not have a material adverse effect on the Company's consolidated financial position or cash flows.

Five purported class action lawsuits have been filed by alleged Spartech stockholders in connection with the proposed merger transactions among Spartech, PolyOne Corporation (“PolyOne”), 2012 Redhawk, Inc. (“Merger Sub”) and 2012 Redhawk, LLC (n/k/a PolyOne Designed Structures and Solutions LLC) (“Merger LLC”).

Two of these purported class actions were filed in the Circuit Court of St. Louis County, Missouri against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC. These actions, Weinreb v. Spartech, et al. and Warren v. Spartech, et al., have been consolidated for all purposes as In re Spartech Corporation Shareholder Litigation (the “Missouri Stockholder Actions”). The Missouri Stockholder Actions allege, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. The Missouri Stockholder Actions further allege that PolyOne, Merger Sub, and Merger LLC aided and abetted the directors of Spartech in breaching their fiduciary duties. Among other things, the Missouri Stockholder Actions seek to enjoin the merger.

Two of these purported class actions were filed in Delaware Chancery Court (the “Delaware Stockholder Actions”). One of the Delaware Stockholder Actions, Gross v. Spartech, et al., was filed against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC. The other Delaware Stockholder Action, Pill v. Spartech, et al., was filed against Spartech and its directors. The Delaware Stockholder Actions alleged, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. Gross v. Spartech, et al. also alleged that PolyOne, Merger Sub, and Merger LLC aided and abetted the directors of Spartech in breaching their fiduciary duties. Among other things, the Delaware Stockholder Actions sought to enjoin the merger. After their request to stay the Delaware Stockholder Actions was denied, plaintiffs in the Delaware Stockholder Actions filed a Notice and (Proposed) Order of Dismissal on January 31, 2013, which was granted with modifications on February 1, 2013.

A purported class action was also filed in the United States District Court for the Eastern District of Missouri against Spartech, its directors, PolyOne, Merger Sub, and Merger LLC. Faulkner v. Holt, et al. (the “Missouri District Court Stockholder Action”), alleges, among other things, that the directors of Spartech breached their fiduciary duties owed to stockholders by approving the proposed acquisition of Spartech by PolyOne and by failing to disclose certain information to stockholders. The Missouri District Court Stockholder Action further alleges that PolyOne, Merger Sub, and Merger LLC aided and abetted the directors of Spartech in breaching their fiduciary duties. The Missouri District Court Stockholder Action also brings a claim, individually, against the directors of Spartech under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. Among other things, the Missouri District Court Stockholder Action seeks to enjoin the merger.

PolyOne, Merger Sub, Merger LLC, Spartech, and Spartech's directors believe the Missouri Stockholder Action, the Delaware Stockholder Actions, and the Missouri District Court Stockholder Action and the underlying claims are without merit.

On March 5, 2013, counsel for the parties in each of the above-described lawsuits entered into a Memorandum of Understanding (the “MOU”), in which they agreed on the terms of a settlement of the Missouri Stockholder Action, including the dismissal with prejudice of the Missouri Stockholder Action and a release of all claims made therein against all of the defendants. The MOU also provides for dismissal with prejudice of the Missouri District Court Stockholder Action. The proposed settlement is conditioned upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger, and final approval of the proposed settlement by the Circuit Court of St. Louis County, Missouri. In addition, in connection with the settlement and as provided in the MOU, the parties contemplate that plaintiffs' counsel will seek an award of attorneys' fees and expenses as part of the settlement. There can be no assurance that the merger will be consummated, that the parties ultimately will enter into a stipulation of settlement, or that the court will approve the settlement even if the parties enter into such stipulation. If the settlement conditions are not met, the proposed settlement as contemplated by the MOU would become void. The settlement will not affect the amount of the merger consideration that Spartech stockholders are entitled to receive in the merger.

The defendants deny all fault or liability and deny that they have committed any unlawful or wrongful act alleged in the Missouri State Action, the Delaware Stockholder Actions, and the Missouri District Court Stockholder Action or otherwise in relation to the merger. The defendants have agreed to the terms of the proposed settlement described above solely to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation, including the risk of delaying or adversely affecting the merger.

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

Item 6. Exhibits

Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K)

10.1	Form of Restricted Stock Awards Agreements
10.2	Form of SSARs Awards Agreements
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO
101
Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 2, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTECH CORPORATION (Registrant)
Date:	March 12, 2013	By:	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Randy C. Martin
Randy C. Martin
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)